Form 10-K
period 1993-12-31
COLORADO INTERSTATE GAS CO
filed 1994-03-30
CIK 200155

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1993 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________

Commission file number 1-4874


                        COLORADO INTERSTATE GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                               84-0173305
  (State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

      TWO NORTH NEVADA AVENUE
     COLORADO SPRINGS, COLORADO                    80903-1727
(Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (719) 473-2300


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               Name of each exchange
        Title of each class                     on which registered
        -------------------                    ---------------------

    10% Senior Debentures, due 2005           New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

        Title of each class
        -------------------

  Cumulative Preferred Stock, $100 par value, 5.50% Series


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

  As of March 16, 1994, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS


ITEM NO.                                                                                       PAGE
- -------                                                                                        ----
         Glossary............................................................................. (ii)

                                      PART I
   1.    Business.............................................................................   1
            Introduction......................................................................   1
            Natural Gas System................................................................   1
               Operations.....................................................................   1
                  General.....................................................................   1
                  Gas Sales, Storage and Transportation.......................................   1
                  Gas Gathering and Processing................................................   2
                  Competition.................................................................   2
               Gas System Reserves and Availability...........................................   3
                  General.....................................................................   3
                  Reserves....................................................................   3
                  Availability................................................................   3
                  Reserves Dedicated to a Particular Customer.................................   4
                  Reconciliation with FERC Form 15 Report.....................................   4
               Regulations Affecting Gas System...............................................   4
                  General.....................................................................   4
                  Rate Matters................................................................   5
            Gas and Oil Exploration and Production............................................   5
            Environmental.....................................................................   6
            Other Developments................................................................   6
   2.    Properties...........................................................................   7
   3.    Legal Proceedings....................................................................   7
   4.    Submission of Matters to a Vote of Security Holders..................................   7

                                    PART II

   5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters................................................................   8
   6.    Selected Financial Data..............................................................   8
   7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................................   8
   8.    Financial Statements and Supplementary Data..........................................   8
   9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................................   8

                                      PART III

  10.    Directors and Executive Officers of the Registrant...................................   9
  11.    Executive Compensation...............................................................  11
  12.    Security Ownership of Certain Beneficial Owners and Management.......................  16
  13.    Certain Relationships and Related Transactions.......................................  20

                                      PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    21

                                  (i)

                                    GLOSSARY



"ANR" means American Natural Resources Company
"ANR Pipeline" means ANR Pipeline Company
"Bcf" means billion cubic feet
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" or the "Company" means Colorado Interstate Gas Company and/or its subsidiaries
"FAS" means Statement of Financial Accounting Standards
"FERC" means Federal Energy Regulatory Commission
"Huddleston" means Huddleston & Co., Inc., Houston, Texas
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"NGL" means natural gas liquids
"Order 636" means the FERC Order No. 636 series of orders which is more fully
described in Item 1, Business, Regulations   Affecting Gas System - General
"WIC" means Wyoming Interstate Company, Ltd.

NOTE: All natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

                                    PART I

ITEM 1.  BUSINESS.

                                 INTRODUCTION

   Colorado is a Delaware corporation organized in 1927. All of Colorado's outstanding common stock is owned by Coastal Natural Gas, which is a wholly-owned subsidiary of Coastal. Colorado owns and operates an interstate natural gas pipeline system and also has gas and oil exploration and production operations. At December 31, 1993, the Company had 1,129 employees.

   The revenues and operating profit of the Company by industry segment for each of the three years in the period ended December 31, 1993, and the related identifiable assets as of December 31, 1993, 1992 and 1991, are set forth in
Note 12 of Notes to Consolidated Financial Statements included herein.



                               NATURAL GAS SYSTEM


OPERATIONS

GENERAL

   The Company is involved in all phases of the production, gathering, processing, transportation, storage and sale of natural gas. Colorado purchases and produces natural gas and makes sales of such gas principally to local gas distribution companies for resale. Separately, Colorado contracts to gather, process, transport and store natural gas owned by third parties.

   Colorado's gas transmission system extends from gas production areas in the Texas Panhandle, western Oklahoma and western Kansas, northwesterly through eastern Colorado to the Denver area, and from production areas in Montana, Wyoming and Utah, southeasterly to the Denver area. The Company's gas gathering and processing facilities are located throughout the production areas adjacent to its transmission system. Most of the Company's gathering facilities connect directly to its transmission system, but some gathering systems are connected to other pipelines. The Company also has certain gathering facilities located in New Mexico. Colorado owns four underground gas storage fields; three located in Colorado, and one in Kansas.

   The Company's principal pipeline facilities at December 31, 1993 consisted of 6,347 miles of pipeline and 65 compressor stations with approximately 346,000 installed horsepower. At December 31, 1993, the design peak day delivery capacity of the transmission system was approximately 2.0 Bcf per day. The underground storage facilities have a working capacity of approximately 29 Bcf per year and a peak day delivery capacity of approximately 769 MMcf.

GAS SALES, STORAGE AND TRANSPORTATION

   Beginning in October, 1993, Colorado implemented Order 636 on its system and as required by the Order, Colorado's gas sales are now made at "upstream" locations (typically the wellhead). Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by FERC. Colorado is also authorized to abandon all sales for resale at such time as the contracts expire and without prior FERC approval.

   Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

   Effective October 1, 1993, Colorado assigned an undivided interest in a portion of its company-owned leases (representing approximately 20% of Company owned reserves) to a new subsidiary. The subsidiary has entered into a contract to sell the production to the Company's Merchant Division, which utilizes the gas primarily for its sales to Colorado's traditional customers. The reserve volumes reported represent those interests retained by Colorado together with those assigned to the new subsidiary.

   Gas sales revenues were $223 million in 1993, compared to $261 million in 1992. This decrease is due largely to the fact that prior to the mandated restructuring under Order 636 the costs of providing gathering, storage and transportation services for sales customers were recovered as part of the total resale rate and were classified as part of gas sales revenue. Subsequent to restructuring, these costs are now recovered under separate rates for each service.

   Colorado has engaged in "open access" transportation and storage of gas owned by third parties for several years. In addition, prior to October 1, 1993, Colorado provided storage and transportation services as part of its "bundled" sales service. As a result of Order 636, the Company has "unbundled" these services from its sales services and will continue to provide these services to third parties under individual contracts. Such services will be at negotiated rates that are within minimum and maximum levels established by the FERC. Also, pursuant to Order 636, the Company, on September 30, 1993, sold all of its working gas except for 3.8 Bcf which it retained for operational needs.

   Colorado's deliveries for the years 1993, 1992 and 1991 are as follows:

                                    Total        Daily Average
                                    System         System
             Year                  Deliveries    Deliveries
             ----                  -----------   -------------
                                     (Bcf)         (MMcf)

             1993                       453        1,241
             1992                       428        1,169
             1991                       408        1,119

GAS GATHERING AND PROCESSING

   Prior to Order 636, the Company gathered and processed gas incident to its "bundled" sales service (which also included storage and transportation activities). However, in compliance with the FERC mandated restructuring, Colorado now provides gathering and processing services on an "unbundled" or stand-alone basis. The Company contracts for these services under terms which are negotiated. With respect to gathering, the Company is limited to charging rates which are between minimum and maximum levels approved by FERC. Processing terms are not subject to FERC approval, but Colorado is required to provide "open access" to its processing facilities.

   Colorado has 2,994 miles of gathering lines and 110,500 horsepower of compression in its gathering operations. Colorado owns and operates six gas processing plants which recovered approximately 86 million gallons of liquid hydrocarbons in 1993, compared to 77 million gallons in 1992 and 61 million gallons in 1991, and 4,400 long tons of sulfur in 1993 and 3,600 long tons in both 1992 and 1991. Additionally, in 1993, Colorado processed approximately 12 million gallons of liquid hydrocarbons owned by others compared to 10 million in 1992 and 11 million in 1991. These plants, with a total operating capacity of approximately 697 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

COMPETITION

   Colorado has historically competed with interstate and intrastate pipeline companies in the sale, storage and transportation of gas and with independent producers, brokers, marketers and other pipelines in the gathering, processing and sale of gas within its service areas. On October 1, 1993, the Company implemented Order 636 on its system. Order 636 also mandated implementation of capacity release and secondary delivery point options allowing a pipeline's firm transportation customers to compete with the pipeline for interruptible transportation, which may result in reduced interruptible transportation revenue of pipelines. Additional information on this subject is included under "Regulations Affecting Gas System" included herein.

   Natural gas competes with other forms of energy available to customers, primarily on the basis of price. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by Colorado.


GAS SYSTEM RESERVES AND AVAILABILITY

GENERAL

   The following information about gas system reserves of Colorado and the current and future availability of these reserves is based on data as of December 31, 1993, 1992 and 1991, prepared by Huddleston, Colorado's independent engineers. Based on annual requirements of 109 Bcf, the Company's reserve life index at January 1, 1994 is approximately 12 years. See a further discussion of estimated future sales requirements under "Gas System Reserves and Availability
- - Availability" included herein.

RESERVES

   The table below presents the independent engineers' estimates of the Company's gas system reserves as of December 31, 1993, 1992 and 1991 (Bcf):

                                               1993   1992   1991
                                               -----  -----  -----

  Under contract with independent producers..    797  1,061  1,204
  Owned or controlled by Colorado............    433    478    522
  Gas available from storage.................     41     55     57
                                               -----  -----  -----
    Total....................................  1,271  1,594  1,783
                                               =====  =====  =====

   The estimates of controlled gas reserves include: (a) quantities economically recoverable over the productive life of existing wells and quantities estimated to be recoverable in the future, either from completions in other productive zones of existing wells or from additional wells to be drilled in proven reservoirs currently covered by existing gas purchase contracts and
(b) reserves attributable to gas in storage fields. The independent engineers' estimates of reserves are based upon new analyses or upon a review of earlier analyses updated by production and field performance.

   At December 31, 1993, Colorado maintained under its own account 3 Bcf of natural gas in underground working storage for system balancing and no-notice storage services. The Company has an additional 38 Bcf of base gas in its four owned storage fields.

AVAILABILITY

   The table below presents the independent engineers' estimates of the Company's aggregate daily volumes of gas available for sale for the next three years (MMcf):

             1994............  428
             1995............  374
             1996............  340


   The independent engineers' estimates of the current availability of gas from Colorado's existing controlled gas reserves exceed the anticipated total requirements for 1994 of 272 MMcf per day. The availability of future gas volumes for years 1995 and 1996, including those available volumes from the future development of the non-producing and undeveloped reserves, is greater than the future total requirements of 227 MMcf per day averaged over that time period. Future requirements have been estimated utilizing the projected effects of Order 636 on future sales. Over the remaining life of Colorado's current gas sales contracts (most of which expire October 1, 1996), it is expected that customers will continue to reduce their contractual sales entitlements pursuant to the provisions of Order 636. At this time, however, the magnitude of those conversions cannot be estimated with reasonable certainty. See a further discussion under "Regulations Affecting Gas System" included herein.

   The independent engineers' estimates of gas available for sale in future years are not firm, unconditional projections, but are calculations based on reviews of historical data and estimates of the future availability of gas from contracted gas reserves. In preparing the estimates of gas available for sale, the independent engineers assumed pipeline availability at levels similar to 1993 purchases and did not make projections as to the volumes of gas which Colorado may temporarily release from contract as being in excess of its purchase requirements.

   Colorado's ability to supply gas on a daily and annual basis to meet the demands of its customers is subject to limiting factors in addition to the quantities of gas available for sale. Such factors include, but are not limited to, conservation, regulations by governmental agencies, a producer's right to exercise prudent control of operations and maintenance of wells or leases, mechanical operation of equipment, weather, the ability of wells to deliver gas of pipeline quality and pressure, new production technology, unpredictable declines of production, varying peakload demands, availability of alternate fuels, gas storage capacity and pipeline capacity in particular areas.

RESERVES DEDICATED TO A PARTICULAR CUSTOMER

   Colorado is committed to provide gas to Mesa Operating Company, formerly Mesa Operating Limited Partnership ("Mesa"), a customer, from specific owned gas reserves in the West Panhandle Field of Texas. Production from this area contributed approximately 46% of Colorado's total supply in 1993. Approximately 68% of those volumes were delivered to Mesa. Under an agreement which was effective January 1, 1991, as amended, Colorado has the right to take a cumulative 23% of the total net production from such reserves for its customers other than Mesa.

RECONCILIATION WITH FERC FORM 15 REPORT

   The FERC Form 15 Annual Report of Gas Supplies is no longer required pursuant to FERC Order No. 554 issued July 13, 1993.


REGULATIONS AFFECTING GAS SYSTEM

GENERAL

   Under the NGA, the FERC has jurisdiction over Colorado as to rates and charges for the transportation and storage of natural gas and the construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, FERC has certificate authority over gas sales for resale in interstate commerce, but under Order 636, had determined that it will not regulate sales rates. Additionally, FERC has asserted rate-regulation (but not certificate regulation) over gathering. Colorado is challenging the FERC's assertion of rate jurisdiction over gathering, but has agreed in a settlement that for three years beginning October 1, 1993, Colorado will post in its tariff the minimum and maximum gathering rates which will be established and approved by FERC. Colorado, where required, holds certificates of public convenience and necessity issued by the FERC covering its jurisdictional facilities, activities and services.

   Colorado is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the Department of Transportation. Operations on United States government land are regulated by the Department of the Interior.

   FERC Order Nos. 500 and 528 allowed regulated pipelines, including Colorado, to recover, through a fixed charge, from 25% to 50% of the cost of payments made to producers to extinguish outstanding claims under existing gas purchase contracts or to secure reformation of existing contracts. Fixed charges are paid by pipeline sales customers without regard to volumes of gas purchased. Under this election, however, an amount equivalent to the amount included in the fixed charge must be borne by the pipeline. Colorado has incurred costs related to contract reformation and settlements of take-or-pay claims, a portion of which have been recovered under Order Nos. 500 and 528.

   On April 8, 1992, the FERC issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636.

   On July 2, 1993, the Company submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceedings. That settlement was ultimately approved (except for minor issues), and the Company's restructured services became effective October 1, 1993. Under that settlement, Colorado has "unbundled" its gas sales from its other services. Separate gathering, transportation, storage, no notice transportation and storage and other services are available on a "stand-alone" basis to any customers desiring them. Colorado's Order 636 transition costs are not expected to be material and are expected to be recovered through Colorado's rates.

RATE MATTERS

   Under the NGA, Colorado continues to be required to file with the FERC to establish or adjust certain of its service rates. The FERC may also initiate proceedings to determine whether Colorado's rates are "just and reasonable."

   On March 31, 1993, the Company filed at FERC to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect the Company's Order 636 program) became effective subject to refund on October 1, 1993.

   Certain regulatory issues remain unresolved among Colorado, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While Colorado estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.



                     GAS AND OIL EXPLORATION AND PRODUCTION

   The Company has domestic gas and oil production operations. The gas is delivered primarily to Colorado's interstate gas pipeline system while the crude oil and condensate are sold at the wellhead to oil purchasing companies at prevailing market prices. The production of gas and oil is subject to regulation in states in which the Company operates.

   The following table shows gas, oil and condensate production volumes of the Company, including quantities attributable to its natural gas system, for the three years ended December 31, 1993:


                               1993    1992    1991
                              ------  ------  ------

  Gas (MMcf)................  56,454  55,150  52,008
  Oil (000 barrels).........       8       5       7
  Condensate (000 barrels)..      49      42      37

   The following table summarizes sales price and unit cost information of the Company's exploration and production operations for the three years ended December 31, 1993:

                                                       1993   1992   1991
                                                       -----  -----  -----

  Average sales price (net of production taxes):
    Gas - per Mcf.................................... $ 1.81 $ 1.66 $ 1.60
    Oil - per barrel.................................  15.18  17.76  19.46
    Condensate - per barrel..........................  15.92  16.44  19.38
  Average production cost per unit (equivalent Mcf).. $ 0.51 $ 0.39 $ 0.49

   At December 31, 1993, the gas and oil properties of the Company included leasehold interests covering 475,622 acres (357,281 net acres), of which 388,012 acres (323,262 net acres) were producing and 87,610 acres (34,019 net acres) were undeveloped. The net producing acreage, held by production, is concentrated principally in Texas (77%), Oklahoma (9%), Wyoming (6%) and Utah (6%). The net undeveloped acreage, not held by production, is principally in Wyoming (42%), Colorado (20%) and Montana (22%).

   The Company drilled 22 gross (12.53 net) gas wells, 39 gross (34.41 net) gas wells and 24 gross (21.52 net) gas wells in 1993, 1992 and 1991, respectively.

   Information on Company-owned reserves of oil and gas is included herein under "Supplemental Information on Oil and Gas Producing Activities (Unaudited)" in
Item 14(a)1 included herein.


                                 ENVIRONMENTAL

   The Company's operations are subject to extensive federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction and maintenance of its pipeline facilities as well as its gas and oil exploration and production operations. Appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. Compliance with all applicable environmental protection laws is not expected to have a material adverse impact on the Company's liquidity or financial position. Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund", as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party in any "Superfund" waste disposal sites. There are additional areas of environmental remediation responsibilities which may fall upon the Company.



                               OTHER DEVELOPMENTS

   Colorado owns approximately 20% of Natural Fuels Corporation ("NFC") which is headquartered in Denver, Colorado. NFC's business is to develop compressed natural gas ("CNG") as an alternative vehicular fuel. Major services provided by NFC include vehicle conversions to CNG, fuel sales, CNG equipment sales, maintenance services, and training. Besides operating a full service conversion center which converts vehicles to CNG, NFC has installed 44 stations in Colorado, 26 of which are open to the public. NFC, in joint partnership with Total Petroleum, installs natural gas refueling facilities at selected Total Petroleum stores along the Colorado Front Range. This project is one of the largest public fueling station development commitments in the United States. As of January 1994, seven stations were operational and one was under construction. Also, Colorado is a co-sponsor in the testing of two Colorado Springs buses that are powered by dual-fueled engines modified to run on up to 90% natural gas.

ITEM 2.  PROPERTIES.

   Information on properties of Colorado is included in Item 1, "Business," included herein.

   The real property owned by the Company in fee consists principally of sites for compressor and metering stations and microwave and terminal facilities. With respect to the four owned storage fields, the Company holds title to gas storage rights representing ownership of, or has long-term leases on, various subsurface strata and surface rights and also holds certain additional mineral rights. Under the NGA, the Company may acquire by the exercise of the right of eminent domain, through proceedings in United States District Courts or in state courts, necessary rights-of-way to construct, operate and maintain pipelines and necessary land or other property for compressor and other stations and equipment necessary to the operation of pipelines.

ITEM 3.  LEGAL PROCEEDINGS.

   In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations.

   Other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against Colorado or its subsidiaries.

   Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position. Additional information regarding legal proceedings is set forth in Notes 3 and 10 of Notes to Consolidated Financial Statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   All common stock of Colorado is owned by Coastal Natural Gas.

   Certain preferred stock resolutions restrict the payment of dividends on common stock. Under the most restrictive of these provisions, approximately $311.5 million was available for dividends on the common stock of the Company at December 31, 1993. Additional information relating to dividends is set forth under the "Statement of Consolidated Retained Earnings and Additional Paid-In Capital" included herein.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial data (in thousands of dollars) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992. The Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                     1993      1992       1991       1990       1989
                                                   --------  ---------  ---------  ---------  ---------

Operating revenues...............................  $438,014 $  402,220 $  375,244 $  372,854 $  392,458
Net earnings.....................................    73,178     84,075     82,757     64,380     68,094
Total assets.....................................   901,627  1,097,178  1,023,586  1,016,781  1,077,436
Long-term debt, excluding current maturities.....   179,145    195,278    203,404    215,530     54,795
Mandatory redemption preferred stock, excluding
 shares redeemable within one year...............       556        556        906      3,898      4,635
Common stock and other stockholders' equity......   358,047    525,400    503,946    428,320    502,406


   All of the outstanding common stock of Colorado is owned by Coastal Natural Gas; therefore, earnings and cash dividends per common share have no significance and are not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-4 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Financial Statements and Supplementary Data required hereunder are included in this Annual Report as set forth in Item 14(a) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The directors and executive officers of Colorado as of March 16, 1994, were as follows:

NAME (AGE), YEAR FIRST ELECTED                   POSITIONS AND OFFICES
    DIRECTOR AND/OR OFFICER                       WITH THE REGISTRANT
- ------------------------------                    ---------------------
Harold Burrow (79), 1974                         Chairman of the Board of Directors
Jon R. Whitney (49), 1987 and 1974               President, Chief Executive Officer and Director
Richard L. Anderson (57), 1989                   Director
James F. Cordes (53), 1986                       Director
Peter J. King, Jr. (72), 1989                    Director
Roger L. Ogden (48), 1989                        Director
Paul W. Powers (51), 1989                        Director
William B. Tutt, (52), 1989                      Director
O. S. Wyatt, Jr. (69), 1972                      Director
David A. Arledge (49), 1981                      Senior Executive Vice President and Director
Jeffrey A. Connelly (47), 1986                   Executive Vice President and Treasurer
C. Scott Hobbs (40), 1985                        Executive Vice President and Chief Operating Officer
Daniel F. Collins (52), 1986                     Senior Vice President
Rebecca H. Noecker (42), 1988                    Senior Vice President, General Counsel and Director
Austin M. O'Toole (58), 1984                     Senior Vice President and Secretary
Donald J. Zinko (49), 1988                       Senior Vice President
P. Dallas Childress (55), 1985                   Vice President
Steven J. Coffin (38), 1990                      Vice President
Ronald J. Gillet (52), 1993                      Vice President
Coby C. Hesse (46), 1986                         Vice President
Robert G. Holsclaw (59), 1984                    Vice President
Thomas E. Jackson, Jr. (54), 1989                Vice President
Robert O. Reid (47), 1985                        Vice President
E. C. Simpson (58), 1990                         Vice President
Richard G. Smead (47), 1988                      Vice President
William H. Sparger (51), 1992                    Vice President
Steven W. Zuckweiler (43), 1991                  Vice President
Dan A. Homec (45), 1989                          Assistant Vice President and Controller

   The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with Colorado's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1994. Each of the directors and officers named above have been officers or employees of Colorado, ANR Pipeline and/or Coastal for five years or more except for the following:

   Mr. Anderson was elected to the Board of Directors of Colorado in April 1989. He is a General Partner of Anderson Development Associates.

   Mr. Coffin was elected a Vice President of Colorado in June 1990. Before joining the Company, he practiced law with the Denver law firms of Holland & Hart from 1986 to 1988 and Brownstein Hyatt Farber & Madden from 1988 to 1990. Prior thereto, he served as Deputy Administrative Assistant to a United States congressman.

   Mr. Gillet was elected Vice President of Colorado in July 1993. Prior thereto he served as Vice President of ANR Pipeline Company from 1985 to 1991 and as a Vice President of Coastal States Management Corporation since 1983.

   Mr. King was elected to Colorado's Board of Directors in April 1989. Prior thereto, he served in various executive capacities with the Company.

   Mr. Ogden was elected to the Board of Directors of Colorado in April 1989. He has been President and General Manager of KCNC-TV, Denver, Colorado since 1983.

   Mr. Powers was elected to Colorado's Board of Directors in April 1989. He served as a Colorado State Senator from 1978 through 1988. He currently is a member of the Board of Directors of the Vail National Bank and President of Hanover Realty Corporation.

   Mr. Sparger was elected a Vice President of Colorado in June 1992. Before joining the Company, he served in various capacities with Transcontinental Gas Pipe Line Corporation since 1967.

   Mr. Tutt was elected to the Board of Directors of Colorado in April 1989. He is Chairman of the Olympic Festival Committee, Chairman Emeritus of the Colorado Springs Sports Corporation, Vice Chairman of the United States Space Foundation and a member of the Boards of Directors of Norwest Bank of Colorado and US West Communications/Colorado. He has also been past President of the Broadmoor Management Company and past Vice President of the United States Olympic Committee.

   Mr. Zuckweiler was elected a Vice President of Colorado in August 1991. He held the position of Director, Transportation and Exchange for the Company from July 1981 to September 1988, at which time he was elected Assistant Vice President.

ITEM 11.  EXECUTIVE COMPENSATION.

   Colorado is an indirectly wholly-owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of directors and officers of Coastal is contained in this section.

   The following table sets forth information for the fiscal years ended December 31, 1993, 1992 and 1991 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Office ("CEO") and its four most highly compensated executive officers other than the CEO (the "Named Executive Officers"). The table also sets forth the cash compensation paid to James R. Paul, CEO through July 20, 1993, including Long Term Incentive Plan ("LTIP") cash compensation.

                           SUMMARY COMPENSATION TABLE




                                  Annual Compensation(1)               Long Term Compensation
                         -----------------------------------------   -------------------------
                                                                         Awards       Payouts
                                                                     --------------  ----------
                                                                       Securities               All Other
                                                                       Underlying      LTIP      Compen-
Name and                                                                Options/      Payouts    sation
Principal Position         Year      Salary ($)      Bonus ($)(3)      SARs (#)(4)       ($)      $(5)
- -----------------------  --------  -------------  -----------------  --------------  ----------  -------

O. S. Wyatt, Jr.,            1993        896,120                   (3)          -0-        -0-   138,065
Chairman of the Board        1992        949,678(2)             -0-             -0-              164,474
(and CEO commencing          1991        849,093            300,000             -0-              156,427
July 20, 1993)

David A. Arledge,            1993        455,211                   (3)       38,848        -0-    60,042
President, Chief             1992        445,858(2)          60,000          35,000               72,794
Operating Officer and        1991        398,635            140,000          35,000               79,328
Director

James R. Paul,               1993        658,664                -0-             -0-     45,000    76,000
President, CEO and           1992        648,724(2)             -0-          40,000              159,148
Director (through            1991        580,015            266,666          40,000              172,401
July 20, 1993)

James F. Cordes,             1993        558,300                  (3)        32,094        -0-   114,789
Executive V.P.               1992        507,721(2)          60,000          25,000              136,618
and Director                 1991        453,946            160,000          25,000              136,816

Sam F. Willson, Jr.,         1993        334,062                  (3)        15,000        -0-    28,600
Executive V.P.               1992        344,603(2)          60,000          15,000               29,443
                             1991        334,062            150,000          15,000               31,225

Harold Burrow,               1993        292,614             52,000          14,189        -0-    80,033
Vice Chairman of             1992        359,117(2)             -0-             -0-              104,229
the Board                    1991        345,816                -0-             -0-              103,165

- ------------------------

/(1)/ Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

(2) Due to Coastal's practice of paying bi-weekly, there is one extra pay period reflected in the 1992 salary. Normally there are 26 pay periods, but approximately once every 11 years there are 27 pay periods; 1992 was such a year.

(3) The bonuses shown in the table represent the amount awarded for performance in the year indicated. With the exception of Mr. Burrow, bonuses for 1993 will not be finalized until after preliminary results for the 1994 first quarter are known. These bonuses will be reported in the Coastal Proxy Statement for the 1995 Annual Meeting. Mr. Burrow's bonus was paid in full in 1993. Bonuses for 1992 were paid or are payable in equal installments over a three-year period, provided the employee is still employed on the anniversary date of the award. The 1991 bonuses were payable in equal installments in 1992 and 1993.

(4)  The options do not carry any stock appreciation rights.

(5) All Other Compensation for 1993 consists of: (i) directors' fees paid by Coastal, ANR and Colorado (O. S. Wyatt, Jr. $66,375; David A. Arledge $18,000; James R. Paul $51,625; James F. Cordes $66,375; Sam F. Willson, Jr. $-0-; and Harold Burrow $56,624); (ii) cash payments for relinquishing certain stock appreciation rights (O. S. Wyatt, Jr. $ -0-; David A. Arledge $5,625; James R. Paul $9,375; James F. Cordes $3,750; Sam F. Willson, Jr. $1,875; and Harold Burrow $-0-); (iii) Coastal contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $15,000; David A. Arledge $15,000; James R. Paul $15,000; James F. Cordes $15,000; Sam F. Willson, Jr. $15,000; and Harold Burrow $15,000); and (iv) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $56,690; David A. Arledge $21,417; James R. Paul $-0-; James F. Cordes $29,664; Sam F. Willson, Jr. $11,725; and Harold Burrow $8,409).

   Mr. Cordes is employed pursuant to a five-year employment contract expiring in 1995, which provides that if he is terminated for a reason not permitted by the employment contract, he will be entitled to receive for the remainder of the term the salary, employee benefits, perquisites, salary increases, bonuses and other incentive compensation which he would have received had he not been terminated. Such reasons are a significant change in title, duties, authorities or reporting responsibilities, a reduction in salary or benefits or a move of the location of his office to a location not acceptable to him.

STOCK OPTIONS

   The following table sets forth information with respect to stock options granted on November 4, 1993 and December 8, 1993 for the fiscal year ended December 31, 1993 to the Named Executive Officers.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (1993)

                        Number of      Percent of Total
                        Securities       Options/SARs
                        Underlying        Granted to       Exercise                  Grant Date
                       Options/SARs      Employees in        Price    Expiration      Present
       Name             Granted(1)      Fiscal Year(4)      ($/Sh)       Date       Value ($)(5)
- ---------------------  -------------  -----------------  -----------  ----------  ----------------

O. S. Wyatt, Jr.           -0-                      -0-                      -0-               -0-

David A. Arledge         3,848(2)                 1.25       27.00    11/3/2003            44,156
                        35,000(3)                11.40       26.50    12/7/2003           370,072

James R. Paul               -0-                    -0-                      -0-               -0-

James F. Cordes          7,094(2)                 2.31       27.00    11/3/2003            81,404
                        25,000(3)                 8.14       26.50    12/7/2003           264,337

Sam F. Willson, Jr.     15,000(3)                 4.88       26.50    12/7/2003           158,602

Harold Burrow           14,189(2)                 4.62       27.00    11/3/2003           162,819
- ------------------

(1) Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options granted on November 4, 1993 vested in full immediately. Options granted on December 8, 1993, vest in full on the second anniversary of the date of grant.

(2) Granted November 4, 1993 as a one-time grant for relinquishment of directors fees.

(3)  Granted December 8, 1993.

(4) The options do not carry any stock appreciation rights. The option information included in the table does not include grants made on March 4, 1993 for the fiscal year ended December 31, 1992 which (except for Mr. Willson) were reported in the Coastal 1993 Proxy Statement. These grants were at $26.06 per share as follows: O. S. Wyatt, Jr. -0-; David A. Arledge 35,000 shares; James R. Paul 40,000 shares; James F. Cordes 25,000 shares; Sam F. Willson, Jr. 15,000 shares; and Harold Burrow -0-.

(5) Based on the Black-Scholes option pricing model expressed as a ratio (.425 for options granted on November 4, 1993; .399 for options granted on December 8, 1993) x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .2786, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 6.10%, (iii) a dividend yield of 1.44% and (iv) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission requires disclosure of the potential realizable value or present value of each grant. The Company's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise. Studies conducted by the Company's independent consultants indicate that options are usually exercised before the end of the full ten-year term.

OPTION/SAR EXERCISES AND HOLDINGS

   The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1993.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUES (1993)

                                                                        Number of
                                                                       Securities        Value of
                                                                       Underlying        Unexercised
                                                                       Unexercised       In-the-Money
                                                                      Options/SARs      Options/SARs
                                                                      at FY-End(#)      at FY-End($)(1)

                           Shares Acquired                            Exercisable/      Exercisable/
         Name               on Exercise(#)     Value Realized ($)    Unexercisable     Unexercisable
- ----------------------     ---------------     ------------------    -------------     -------------
O. S. Wyatt, Jr.                 -0-                  -0-              -0- / -0-         -0- / -0-

David A. Arledge                 -0-                  -0-          154,372 / 116,001  682,448/ 120,400

James R. Paul                  330,917           2,950,384          42,750 / -0-         -0- / -0-

James F. Cordes                  -0-                  -0-           89,786 / 82,001  307,534 / 86,000

Sam F. Willson, Jr.              -0-                  -0-           22,149 / 51,000   16,380 / 51,600

Harold Burrow                    23,750             454,813         14,189 / -0-      14,189 / -0-

- ------------------

(1)  $-based on the market price of $28.00 at December 31, 1993.

PENSION PLAN

   The following table shows for illustration purposes the estimated annual benefits payable under the Pension Plan and Coastal's Replacement Pension Plan described below upon retirement at age 65 based on the compensation and years of credited service indicated.

                               PENSION PLAN TABLE

                             YEARS OF CREDITED SERVICE
                  ------------------------------------------------
  5-YEAR FINAL
  AVERAGE PAY     15 YEARS  20 YEARS  25 YEARS  30 YEARS  35 YEARS
- ----------------   -------   -------  --------  --------  --------

     $125,000...   $34,403   $45,871  $ 57,339  $ 68,806  $ 68,118
      150,000...    41,903    55,871    69,839    83,806    83,118
      175,000...    49,403    65,871    82,339    98,806    98,118
      200,000...    56,903    75,871    94,839   113,806   113,118
      225,000...    62,610    83,480   104,351   125,221   124,532
      250,000...    62,610    83,480   104,351   125,221   124,532

(A) Compensation covered under the Pension Plan for Employees of Coastal and the Coastal Replacement Pension Plan generally includes only base salary and is limited to $235,840 for 1993.

(B) At December 31, 1993 each of the individuals named in the Summary Compensation Table had covered salary of $235,840 and the following years of credited service: Mr. Wyatt, 38 years; Mr. Arledge, 13 years; Mr. Paul, 20 years; Mr. Cordes, 16 years; Mr. Willson, 21 years; and Mr. Burrow, 19 years.

(C) The normal form of retirement income is a straight life annuity. Benefits payable under the Pension Plan are subject to offset by 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 33 1/3 years).

   The Employee Retirement Income Security Act of 1974, as amended by subsequent legislation, limits the retirement benefits payable under the tax-qualified Pension Plan. Where this occurs, Coastal will provide to certain executives, including persons named in the Summary Compensation Table, additional nonqualified retirement benefits under a Coastal Replacement Pension Plan. These benefits, plus payments under the Pension Plan, will not exceed the maximum amount which Coastal would have been required to provide under the Pension Plan before application of the legislative limitations, and are reflected in the above table.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a)  Security ownership of certain beneficial owners.

   The following is information, as of March 16, 1994, on each person known or believed by Colorado to be the beneficial owner of 5% or more of any class of its voting securities:

                                                            Amount and Nature
                                  Name and Address            of Beneficial     Percent
     Title of Class              of Beneficial Owner            Ownership      of Class
- ------------------------  ---------------------------------  ----------------  ---------

Common Stock,             Coastal Natural Gas Company        10 shares direct       100%
$5 par value per share    Nine Greenway Plaza
                          Houston, Texas 77046

   (b)  Security ownership of management.

   Colorado is an indirectly wholly-owned subsidiary of Coastal. Information concerning the security ownership of certain beneficial owners and management of Coastal is contained in this section.

   The total number of shares of stock of Coastal outstanding as of March 16, 1994 is 112,832,796: consisting of 64,403 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), 87,398 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), 35,252 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), and 8,000,000 non-voting shares of $2.125 Cumulative Preferred Stock, Series H (the "Series H Preferred Stock"), 104,218,335 shares of Common Stock, and 427,408 shares of Class A Common Stock.

   Each voting share of Common Stock or Preferred Stock entitles the holder to one vote with respect to all matters to come before a shareholders' meeting while each share of Class A Common Stock entitles the holder to 100 votes. However, 25% of Coastal's directors standing for election at each annual meeting will be determined solely by holders of the Common Stock and voting Preferred Stock voting as a class.

   The following table sets forth information, as of March 16, 1994, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

NAME AND ADDRESS                                                                  PERCENT (%)
OF BENEFICIAL OWNER                TITLE OF CLASS             NUMBER OF SHARES    OF CLASS (1)
- --------------------               --------------             -----------------   -------------

O. S. Wyatt, Jr.                   Class A Common Stock               154,577(2)     35.0
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the            Common Stock                13,663,166(3)     13.0
Thrift, ESOP and Pension Plans     Class A Common Stock                83,758(3)     18.9
of Coastal and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Flr.
Houston, Texas  77002

The Prudential Insurance               Common Stock                 6,044,025         5.8
 Company of America
Prudential Plaza
Newark, New Jersey 07102-3777

Isabel H. Long                      Series A Preferred                 28,976        45.0
485 S. Parkview Ave.,                     Stock
Columbus, Ohio  43209-1075

The DeZurik Family                  Series C Preferred                 35,252(4)    100.0
c/o David DeZurik                         Stock
2460 S.E. 8th St.
Pompano Beach, Florida 33062

_____________________

  (1) Class includes presently exercisable stock options held by directors and executive officers.

  (2) Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

  (3) The Trustee/Custodian is the record owner of these shares; and also is the record owner of 969 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent voting instructions, the Trustee is permitted to vote Thrift Plan shares on any matter, but has no authority to vote ESOP shares or Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

  (4) Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

   The following table sets forth information, as of March 16, 1994, regarding each of the then current directors, including Class II directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. As of such date, Messrs. Bissell, Burrow, Chapin, Cordes, Gates and Katzin were the Class I directors whose terms expire in 1996; Messrs. Arledge, Brundrett, Wooddy and Wyatt were the Class II directors whose terms expire in 1994; and Messrs. Buck, Johnson, Marshall and McDade were the Class III directors whose terms expire in 1995.

                                  OFFICES WITH COASTAL                                          NUMBER OF SHARES
     NAME, (AGE), YEAR             AND/OR PRINCIPAL                                               BENEFICIALLY     PERCENT (%)
   FIRST BECAME DIRECTOR              OCCUPATION                         TITLE OF CLASS             OWNED(1)        OF CLASS*
- ---------------------------  -------------------------------------  --------------------------  -----------------  -----------
O. S. Wyatt, Jr.             Chairman of the Board and              Common Stock                     3,183,935(2)          3.0
(69), 1955                   Chief Executive Officer                Class A Common Stock               154,577(2)         35.0

Harold Burrow                Vice Chairman of the Board;            Common Stock                       156,693(2)
(79), 1973                   Chairman of Colorado                   Class A Common Stock                13,602             3.1

David A. Arledge             President and Chief Operating Officer  Common Stock                       158,342
(49), 1988                                                          Class A Common Stock                13,484             3.1

John M. Bissell              Chairman and Chief Executive           Common Stock                         4,575
(63), 1985                   Officer of Bissell Inc.                Class A Common Stock                   -0-

George L. Brundrett, Jr.     Attorney; Former Senior Vice           Common Stock                         4,910
(72), 1973                   President and General Counsel of       Class A Common Stock                 2,290
                             Coastal

Ervin O. Buck                Former Vice Chairman of Texas          Common Stock                        25,243
(89), 1973                   National Bank of Commerce              Class A Common Stock                   -0-

Roy D. Chapin, Jr.           Former Chairman and                    Common Stock                         3,250(2)
(78), 1988                   Chief Executive Officer                Class A Common Stock                   -0-
                             of American Motors Corporation

James F. Cordes              Executive Vice President;              Common Stock                       105,117
(53), 1985                   President of ANR;                      Class A Common Stock                   -0-
                             President, Natural Gas Group

Roy L. Gates                 Retired; Ranching and Investments      Common Stock                         4,095
(65), 1969                                                          Class A Common Stock                 2,736

Kenneth O. Johnson           Senior Vice President                  Common Stock                        89,308
(73), 1988                                                          Class A Common Stock                 9,604             2.2

Jerome S. Katzin             Retired; Former Managing               Common Stock                        41,803(2)
(75), 1983                   Director of Shearson Lehman            Class A Common Stock                   -0-
                             Brothers Inc.

J. Howard Marshall, II       Retired; Former Executive of           Common Stock                        11,924(2)
(89), 1973                   Allied Chemical Corporation,           Class A Common Stock                   600(2)
                             Ashland Oil and Refining Company
                             and Signal Oil and Gas Company

Thomas R. McDade             Senior Partner, Law Firm of McDade     Common Stock                           500
(61), 1993                   and Fogler, Houston                    Class A Common Stock                   -0-

L. D. Wooddy, Jr.            Retired; Former President of           Common Stock                         1,000
(67), 1992                   Exxon Pipeline Company                 Class A Common Stock                   -0-

All directors and executive officers as a group                     Common Stock                     4,393,491(3)          4.2
(33 persons, including the above)                                   Class A Common Stock               202,129(3)         45.7

* Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 187,501 shares of Class A Common Stock, which would constitute 43.9% of the shares of such class.

   (1) Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift plans, and presently exercisable stock options held by Messrs. Burrow (14,189 shares of Common Stock), Arledge (140,960 shares of Common Stock and 13,412 shares of Class A Common Stock), Cordes (89,786 shares of Common Stock), and Johnson (60,415 shares of Common Stock).

   (2) Includes shares owned by the spouse and a son of Mr. Wyatt (266,295 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock), by the spouse of Mr. Chapin (1,000 shares of Common Stock) and by the spouse of Mr. Katzin (928 shares of Common Stock), as to which shares beneficial ownership is disclaimed; also includes shares owned by the estate of the late Mrs. Marshall (4,362 shares of Common Stock and 100 shares of Class A Common Stock).

   (3) Includes presently exercisable stock options to purchase 629,038 shares of Common Stock and 14,628 shares of Class A Common Stock; also includes 280,239 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed; also includes 4,362 shares of Common Stock and 100 shares of Class A Common Stock owned by the estate named in Note 2 above. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

   No incumbent director is related by blood, marriage or adoption to another director or to any executive officer of Coastal or its subsidiaries or affiliates.

   Except as hereafter indicated, the above table includes the principal occupation of each of the directors during the past five years. The listed executive officers have held various executive positions with Coastal, ANR, ANR Pipeline and/or Colorado during the five-year period.

   Mr. Bissell is a member of the Boards of Directors of Old Kent Financial Corporation and Batts Inc.

   Mr. Cordes is a member of the Boards of Directors of Comerica Inc. and Royal Group, Inc.

   Mr. Katzin is a member of the Board of Directors of Qualcomm Incorporated.

   Mr. Marshall is a member of the Boards of Directors of Missouri-Kansas-Texas Railroad Company and Presidio Oil Company.

   Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade & Fogler. Prior to forming McDade & Fogler he was a senior partner in the Houston law firm of Fulbright & Jaworski.

   Messrs. Arledge, Burrow, Cordes and Wyatt are directors of Colorado. Mr. Cordes is a director of ANR Pipeline. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

   (c) Coastal knows of no arrangement which may, at a subsequent date, result in a change in control of Coastal.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   (a)  Transactions with management and others.

   Colorado participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1993 the Company had advanced $107.5 million to an associated company at a market rate of interest. Such amount is repayable on demand.

   Additional information called for by this item is set forth under Item 11, "Executive Compensation" and Notes 9 and 13 of Notes to Consolidated Financial Statements included herein.

   (b)  Certain business relationships.

        None.

   (c)  Indebtedness of management.

        None.

   (d)  Transactions with promoters.

        Not applicable.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

   1. Financial Statements and Supplemental Information.

         The following Consolidated Financial Statements of Colorado and Subsidiaries and Supplemental Information are included in response to Item 8 hereof on the attached pages as indicated:

                                                                                                                                Page
                                                                                                                                ----
      Independent Auditors' Report............................................................................................  F-5
      Consolidated Balance Sheet at December 31, 1993 and 1992................................................................  F-6
      Statement of Consolidated Earnings for the Years Ended December 31, 1993, 1992 and 1991.................................  F-8
      Statement of Consolidated Retained Earnings and Additional Paid-In Capital for the Years
        Ended December 31, 1993, 1992 and 1991................................................................................  F-8
      Statement of Consolidated Cash Flows for the Years Ended December 31, 1993, 1992 and 1991...............................  F-9
      Notes to Consolidated Financial Statements..............................................................................  F-10
      Supplemental Information on Oil and Gas Producing Activities (Unaudited)................................................  F-22

   2. Financial Statement Schedules.

        The following schedules of Colorado and Subsidiaries are included on the attached pages as indicated:

      Schedule II -  Amounts Receivable from Related Parties and Underwriters, Promoters and
                     Employees Other Than Related Parties.....................................................................  S-1
      Schedule V  -  Plant, Property and Equipment............................................................................  S-2
      Schedule VI -  Accumulated Depreciation, Depletion and Amortization of Plant, Property and
                     Equipment................................................................................................  S-3
      Schedule X  -  Supplementary Income Statement Information...............................................................  S-4

         Schedules other than those referred to above are omitted as not applicable or not required, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits.

       (3.1)+ Certificate of Incorporation of the Company (Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980).

       (3.2)+ By-laws of the Company (Filed as Module CIGBY-LAWS on
                March 29, 1994).

       (3.3)+ Certificate of Amendment of Certification of Incorporation of the Company (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

       (4) With respect to instruments defining the rights of holders of long-term debt, the Company will furnish to the Securities and Exchange Commission any such document on request.

       (21)*  Subsidiaries of the Company.

       (24)*  Power of Attorney (included on signature pages herein).

   Note:

   + Indicates documents incorporated by reference from the prior filing indicated.

     *  Indicates documents filed herewith.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints David A. Arledge, Dan A. Homec and Austin M. O'Toole and each of them, any one of whom may act without the joinder of the others, as his attorney-in-fact to sign on his behalf and in the capacity stated below and to file all amendments to this Annual Report on Form 10-K, which amendment or amendments may make such changes and additions thereto as such attorney-in-fact may deem necessary or appropriate.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    COLORADO INTERSTATE GAS COMPANY
    (Registrant)


By: JON R. WHITNEY
    ------------------------------
    Jon R. Whitney
    President
    March 29, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: HAROLD BURROW
    ------------------------------
    Harold Burrow
    Chairman of the Board
    March 29, 1994

By: JON R. WHITNEY
    ------------------------------
    Jon R. Whitney
    President, Chief Executive Officer and Director
    March 29, 1994

By: DAVID A. ARLEDGE
    ------------------------------
    David A. Arledge
    Principal Financial Officer and Director
    March 29, 1994

By: DAN A. HOMEC
    ------------------------------
    Dan A. Homec
    Principal Accounting Officer
    March 29, 1994

                                    *  *  *

By: RICHARD L. ANDERSON                 By: ROGER L. OGDEN
    ------------------------------          ------------------------------
    Richard L. Anderson                     Roger L. Ogden
    Director                                Director
    March 29, 1994                          March 29, 1994

By: JAMES F. CORDES                     By: PAUL W. POWERS
    ------------------------------          ------------------------------
    James F. Cordes                         Paul W. Powers
    Director                                Director
    March 29, 1994                          March 29, 1994

By:                                     By: WILLIAM B. TUTT
    ------------------------------          ------------------------------
    Peter J. King, Jr.                      William B. Tutt
    Director                                Director
    March   , 1994                          March 29, 1994

By: REBECCA H. NOECKER                  By:
    ------------------------------          ------------------------------
    Rebecca H. Noecker                      O. S. Wyatt, Jr.
    Director                                Director
    March 29, 1994                          March   , 1994
                                                 ---

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.


                                                                          1993    1992    1991
                                                                          -----  ------  ------

  Cash flow from operating activities to capital expenditures and debt service requirements.................................................  80.0%  105.2%  225.1%

  Debt to total capitalization..........................................  33.3%   27.1%   28.7%

  Times interest earned (before tax)....................................   6.5     7.2     5.8

   The Company's primary needs for cash are capital expenditures and debt service requirements. Capital expenditures, debt retirements and other cash needs in each of the years 1991 through 1993 and the sources of capital used to finance these expenditures are summarized in the Statement of Consolidated Cash Flows. Management believes the Company's stable financial position and earnings capability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

   Cash flow from operating activities amounted to $77.6 million in 1993 and $169.1 million in 1992. Prepayments for gas supply and settlement of natural gas contract disputes required investments of $7.1 million in 1993 and $2.4 million in 1992. Liquidity needs were met in 1993 by internally generated funds and a $249.7 million repayment of a note due from an associated company.

   The Company has adopted a guideline capital expenditure budget of approximately $51.6 million for 1994, a decrease from the capital additions of $72.4 million in 1993. The anticipated decrease in 1994 is the result of a $19.0 million decrease for natural gas projects and a $1.8 million decrease for exploration and production projects. Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1993, the Company and certain affiliates could incur approximately $916.8 million of additional indebtedness. For the Company and such affiliates to incur indebtedness for borrowed money in excess of $916.8 million, approximately $400 million of indebtedness under this agreement would need to be retired.

   The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1993, the Company had advanced $107.5 million to an associated company at a market rate of interest. Such amount is repayable on demand.

   The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating many gas purchase contracts to lower its cost of gas and reduce take-or-pay obligations, pursuing innovative marketing strategies and applying strict cost-cutting measures.

   In 1993, the Company adopted changes in accounting for postretirement benefits as required by FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Note 8 of Notes to Consolidated Financial Statements.

   In 1994, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard covers the accounting for estimated costs of benefits provided to former or inactive employees before their retirement. The effect of this new standard is not expected to have a significant effect on the Company's results of operations or financial position.

   Order 636, issued in 1992, required significant changes in natural gas pipeline services. See Note 10 of Notes to Consolidated Financial Statements.

   The Company's operations are subject to extensive federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction and maintenance of its pipeline facilities as well as its gas and oil exploration and production operations. Appropriate governmental authorities may enforce laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. Compliance with all applicable environmental protection laws is not expected to have a material adverse impact on the Company's liquidity or financial position. Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund", as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party in any "Superfund" waste disposal sites. There are additional areas of environmental remediation responsibilities which may fall upon the Company.

                             RESULTS OF OPERATIONS

OPERATING REVENUES

   The following table reflects the increase (decrease) in operating revenues experienced by segment during the past two years (millions of dollars):


                                          Increase (Decrease)
                                            From Prior Year
                                          -------------------
                                          1993           1992
                                          ----           ----
   Natural gas..........................  $ 35           $ 27
   Exploration and production...........     4              2
   Adjustments and eliminations.........    (3)            (2)
                                          ----           ----
                                          $ 36           $ 27
                                          ====           ====


NATURAL GAS

   1993 Versus 1992. Revenues from natural gas operations increased in 1993 due to the $35 million sale of storage gas inventory pursuant to the implementation of Order 636, increased transportation and gathering revenues of $34 million and increased extracted products revenue of $4 million offset by lower sales prices of $23 million and decreased sales volumes for $15 million.

   1992 Versus 1991. Revenues from natural gas operations increased in 1992 as a result of higher sales volumes for a $10 million increase, a net $16 million increase related to decreased reservations and an outstanding rate related matter and increased transportation and gathering revenues of $5 million offset by lower sales prices of $1 million and other decreases of $3 million.

   The daily average volumes of natural gas sold were 272 MMcf, 287 MMcf and 278 MMcf for 1993, 1992 and 1991, respectively. However, over the remaining life of Colorado's current gas sales contracts (most of which expire October 1, 1996), it is expected that customers will reduce their contractual sales entitlement pursuant to the provisions of Order 636. At this time, however, the magnitude of those conversions cannot be estimated with reasonable certainty. Transportation volumes increased by 16% in 1993 over the 1992 level and are expected to increase slightly in 1994.

EXPLORATION AND PRODUCTION

   1993 Versus 1992. Revenues from exploration and production increased in 1993 as natural gas volumes generated a $4 million increase and natural gas prices increased by $1 million, partially offset by decreases of $1 million.

   1992 Versus 1991. Revenues from exploration and production increased in 1992 as natural gas volumes generated a $2 million increase. The prices for natural gas also increased slightly.

OTHER INCOME - NET

   The decreases in 1993 and 1992 reflect changes in interest income, primarily from loans to affiliated companies.

COST OF GAS SOLD

   1993 Versus 1992. The increase in 1993 was due primarily to increased transportation, gathering and exchange gas costs of $17 million and storage gas costs associated with the sale of storage gas inventory pursuant to Order 636, net of injection/withdrawals in the amount of $11 million, partially offset by other increases and decreases of $1 million.

   1992 Versus 1991. The increase in 1992 was due primarily to higher average gas purchase rates for $11 million and an increase of $11 million for storage gas due to larger withdrawal levels partially offset by decreased gas purchase volumes for $10 million and other decreases of $2 million.

OPERATION AND MAINTENANCE

   1993 Versus 1992. Operation and maintenance expenses increased in 1993 due primarily to increased property and production taxes of $3 million, increased professional services of $2 million, increased gas used costs of $2 million and other increases of $1 million.

   1992 Versus 1991. Operation and maintenance expenses increased in 1992 due primarily to an $8 million increase for gas and gas liquids handling and other increases of $2 million.

DEPRECIATION, DEPLETION AND AMORTIZATION

   1993 Versus 1992. Depreciation, depletion and amortization increased $8 million in 1993 due primarily to an increase in the natural gas segment's depreciable plant and increased production volumes in the exploration and production segment.

   1992 Versus 1991. Depreciation, depletion and amortization increased $4 million in 1992 due primarily to an increase in the natural gas segment's depreciable plant and increased production volumes in the exploration and production segment.

OPERATING PROFIT

   The following table reflects the increase (decrease) in operating profit experienced by segment during the past two years (millions of dollars):


                                          Increase (Decrease)
                                            From Prior Year
                                          -------------------
                                          1993           1992
                                          ----           ----
   Natural gas........................... $ (7)          $  3
   Exploration and production............   -               -
                                          ----           ----
                                          $ (7)          $  3
                                          ====           ====

NATURAL GAS

   1993 Versus 1992. The natural gas segment's operating profit decrease in 1993 is due to increased gas related costs of $27 million, increased operation and maintenance expenses of $6 million, increased depreciation, depletion and amortization expenses of $6 million and other increases of $3 million partially offset by increased operating revenues of $35 million.

   1992 Versus 1991. The natural gas segment's operating profit increase in 1992 is due to increased operating revenues of $27 million partially offset by increased gas related costs of $12 million, increased operation and maintenance expenses of $9 million and increased depreciation, depletion and amortization expenses of $3 million.

EXPLORATION AND PRODUCTION

   1993 Versus 1992. The exploration and production segment's operating profit was unchanged from 1992 as increased revenues of $4 million were offset by increases of $2 million for operation and maintenance expenses and $2 million for depreciation, depletion and amortization.

   1992 Versus 1991. The exploration and production segment's operating profit was unchanged from 1991 as increased revenues of $2 million were offset by increases of $1 million for operation and maintenance expenses and $1 million for depreciation, depletion and amortization.

INTEREST EXPENSE

   The slight decrease in 1993 is primarily due to lower average debt outstanding partially offset by increases in other financial expenses. The decrease in 1992 is primarily due to decreased interest expense related to rate refund provisions and lower average debt outstanding.

TAXES ON INCOME

   Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective income tax rate. The effective federal income tax rate for the Company was 32% in 1993, 32% in 1992 and 33% in 1991.

   The Omnibus Budget Reconciliation Act of 1993 enacted in August 1993 included, among other things, an increase in the corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. In September 1993, the Company recorded a change in its deferred income tax balances reflecting this change in corporate federal income tax rates. The cumulative impact of the tax rate increase did not materially affect the Company's consolidated earnings and financial position. The Company has mitigated the impact of this tax rate increase in its rates effective October 1, 1993, subject to refund.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Colorado Interstate Gas Company
Colorado Springs, Colorado

   We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (a wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, retained earnings and additional paid-in capital and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colorado Interstate Gas Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note 8 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.



DELOITTE & TOUCHE



Denver, Colorado
February 3, 1994

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                       December 31,
                                                                  ----------------------
                       ASSETS                                        1993        1992
                                                                  ----------  ----------

Plant, Property and Equipment, at cost:
 Gas pipeline.................................................... $  980,839  $  915,789
 Gas and oil properties, at full-cost............................    139,757     138,720
                                                                  ----------  ----------
                                                                   1,120,596   1,054,509

 Accumulated depreciation, depletion and amortization............    601,890     573,015
                                                                  ----------  ----------
                                                                     518,706     481,494
                                                                  ----------  ----------

Current Assets:
 Cash............................................................        704           9
 Receivables.....................................................    172,787     133,237
 Receivables from affiliates.....................................    148,180     388,885
 Inventories.....................................................      9,545       8,559
 Current portion of gas stored underground and prepaid expenses..        979      36,031
 Current portion of deferred income taxes........................     23,539      28,195
                                                                  ----------  ----------
                                                                     355,734     594,916
                                                                  ----------  ----------

Other Assets:
 Other deferred charges..........................................     27,187      20,768
                                                                  ----------  ----------

                                                                  $  901,627  $1,097,178
                                                                  ==========  ==========

                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                December 31,
                                                                            --------------------
             STOCKHOLDERS' EQUITY AND LIABILITIES                             1993       1992
                                                                            --------  ----------
Common Stock and Other Stockholders' Equity:
 Common stock, $5 par value, authorized 10,000 shares; issued and
  outstanding 10 shares at stated value...................................  $ 27,561  $   27,561
 Additional paid-in capital...............................................    19,035      19,035
 Retained earnings........................................................   311,451     478,804
                                                                            --------  ----------
                                                                             358,047     525,400
                                                                            --------  ----------

Mandatory Redemption Preferred Stock, $100 par value, authorized 550,000 shares, outstanding 5,560 shares:
  5.50% Series............................................................       556         556
                                                                            --------  ----------

Debt:
 Long-term debt, excluding current maturities.............................   179,145     195,278
                                                                            --------  ----------

Current Liabilities:
 Accounts payable and accrued expenses....................................   233,802     244,327
 Accounts payable to affiliates...........................................    43,786      21,747
 Taxes on income..........................................................     1,275      11,998
 Current maturities on long-term debt.....................................         -       8,200
                                                                            --------  ----------
                                                                             278,863     286,262
                                                                            --------  ----------

Deferred Credits:
 Deferred income taxes....................................................    80,684      71,595
 Other....................................................................     4,332      18,087
                                                                            --------  ----------
                                                                              85,016      89,682
                                                                            --------  ----------

                                                                            $901,627  $1,097,178
                                                                            ========  ==========

                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                               Year Ended December 31,
                                             ----------------------------
                                               1993      1992      1991
                                             --------  --------  --------
Revenues:
 Operating revenues:
  Nonaffiliates............................  $376,937  $353,777  $325,386
  Affiliates...............................    61,077    48,443    49,858
                                             --------  --------  --------
                                              438,014   402,220   375,244
 Other income-net..........................     7,318    17,433    25,614
                                             --------  --------  --------
                                              445,332   419,653   400,858
                                             --------  --------  --------
Costs and Expenses:
 Cost of gas sold:
  Nonaffiliates............................   119,759    89,351    71,977
  Affiliates...............................     8,104    11,663    18,810
                                             --------  --------  --------
                                              127,863   101,014    90,787
 Operation and maintenance.................   148,351   139,890   129,814
 Depreciation, depletion and amortization..    36,345    28,137    24,175
 Interest expense..........................    20,426    20,876    27,109
 Taxes on income...........................    39,169    45,661    46,216
                                             --------  --------  --------
                                              372,154   335,578   318,101
                                             --------  --------  --------

Net Earnings...............................  $ 73,178  $ 84,075  $ 82,757
                                             ========  ========  ========


                STATEMENT OF CONSOLIDATED RETAINED EARNINGS AND
                           ADDITIONAL PAID-IN CAPITAL
                             (Thousands of Dollars)

                                              Year Ended December 31,
                                            ----------------------------
                                              1993      1992      1991
                                            --------  --------  --------
Retained Earnings:
Beginning balance as previously reported..  $478,804  $457,364  $381,939
 Net earnings.............................    73,178    84,075    82,757

 Less dividends:
  Preferred stock:
   5.50% Series...........................        31        35       132
  Common stock............................   240,500    62,600     7,200
                                            --------  --------  --------
                                             240,531    62,635     7,332
                                            --------  --------  --------

Ending balance............................  $311,451  $478,804  $457,364
                                            ========  ========  ========

Additional Paid-In Capital:
Beginning balance.........................  $ 19,035  $ 19,021  $ 18,818
 Gain on redemption of preferred stock....         -        14       203
                                            --------  --------  --------

Ending balance............................  $ 19,035  $ 19,035  $ 19,021
                                            ========  ========  ========

                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                       Year Ended December 31,
                                                                                   -------------------------------
                                                                                     1993        1992       1991
                                                                                   ---------  ---------  ---------

Net Cash Flow From Operating Activities:
 Net earnings....................................................................  $  73,178  $  84,075  $  82,757
 Add (subtract) items not requiring (providing) cash:
  Depreciation, depletion and amortization.......................................     36,345     28,137     24,175
  Deferred income taxes..........................................................      9,840      3,702     15,375
  Producer contract reformation cost recoveries..................................      1,245      2,977        644
  Other..........................................................................    (11,043)     9,294     (5,596)
 Working capital and other changes, excluding changes relating to cash and non-operating activities:
  Accounts receivable............................................................    (49,639)   (16,741)    36,799
  Receivables from affiliates....................................................     (8,985)   (12,449)    19,438
  Inventories....................................................................       (986)       528        617
  Current portion of gas stored underground and prepaid expenses.................     35,052      7,769        420
  Accounts payable and accrued expenses..........................................     (8,354)    40,588    (35,906)
  Accounts payable to affiliates.................................................     11,673      3,865        (15)
  Taxes on income................................................................    (10,713)    17,318     (3,140)
                                                                                   ---------  ---------  ---------
                                                                                      77,613    169,063    135,568
                                                                                   ---------  ---------  ---------

Cash Flow from Investing Activities:
 Purchases of plant, property and equipment......................................    (72,433)  (152,504)   (46,518)
 Proceeds from sale of plant, property and equipment.............................      1,331      3,056      5,303
 Investments - other.............................................................       (488)      (800)      (870)
 Net (increase) decrease in notes receivable from associated
 companies.......................................................................    249,690     48,494    (59,215)
 Gas supply prepayments and settlements..........................................     (7,121)    (2,416)   (15,900)
 Recovery of gas supply prepayments..............................................      9,005      4,675      5,529
                                                                                   ---------  ---------  ---------
                                                                                     179,984    (99,495)  (111,671)
                                                                                   ---------  ---------  ---------

Cash Flow from Financing Activities:
 Mandatory redemption of preferred stock.........................................          -       (350)    (2,992)
 Premium paid on reacquisition of debt...........................................       (166)         -          -
 Payments to retire long-term debt...............................................    (24,400)    (8,200)   (13,700)
 Dividends paid..................................................................   (232,336)   (62,639)    (7,377)
                                                                                   ---------  ---------  ---------
                                                                                    (256,902)   (71,189)   (24,069)
                                                                                   ---------  ---------  ---------

Net Increase (Decrease) in Cash..................................................        695     (1,621)      (172)

Cash at Beginning of Year........................................................          9      1,630      1,802
                                                                                   ---------  ---------  ---------
Cash at End of Year..............................................................  $     704  $       9  $   1,630
                                                                                   =========  =========  =========

                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

- -  Basis of Presentation

   Colorado is a subsidiary of Coastal Natural Gas, a wholly-owned subsidiary of Coastal. The stock of the Company was contributed by Coastal to Coastal Natural Gas effective April 30, 1982. The financial statements presented herewith are presented on the basis of historical cost and do not reflect the basis of cost to Coastal Natural Gas.

   The Company is regulated by and subject to the regulations and accounting procedures of the FERC. Colorado meets the criteria and, accordingly, follows the reporting and accounting requirements of FAS No. 71 for regulated enterprises.

- -  Principles of Consolidation

   The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which the Company has approximately 20% interests and exercises significant influence.

- -  Statement of Cash Flows

   For purposes of this Statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of amounts capitalized, of $20.3 million, $20.7 million and $29.4 million in 1993, 1992 and 1991, respectively. Cash payments for income taxes amounted to $40.5 million, $22.5 million and $49.6 million in 1993, 1992 and 1991, respectively.

- -  Inventories

   Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"), and the current portion is included under the caption "Current portion of gas stored underground and prepaid expenses." At December 31, 1993 there was no current gas stored underground and the carrying value of current gas stored underground was $25.9 million at December 31, 1992. Pursuant to FERC Order 636, on September 30, 1993, the Company sold all of its working gas except for 3.8 Bcf which it was allowed to retain for operational needs. The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, including long-term amounts which are classified as Plant, Property and Equipment, was $52.6 million and $47.8 million at December 31, 1993 and 1992, respectively.

- -  Plant, Property and Equipment

   Property additions and betterments are capitalized at cost. In accordance with accounting requirements of the FERC, an allowance for equity and borrowed funds used during construction is included in the cost of property additions and betterments. This cost amounted to $1.2 million, $2.4 million and $.7 million in 1993, 1992 and 1991, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting.

   The Company generally provides for depreciation on a straight-line basis, although the unit-of-production method is used for depreciation, depletion and amortization of certain natural gas properties. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas properties was $1.00 for the years 1993, 1992 and 1991.

   The cost of minor property units replaced or retired, net of salvage, is credited to plant accounts and charged to accumulated depreciation, depletion and amortization. Since provisions for depreciation, depletion and amortization expense are made on a composite basis, no adjustments to accumulated depreciation, depletion and amortization are made in connection with retirements or other dispositions occurring in the ordinary course of business. Gain or loss on sales of major property units is credited or charged to income.

- -  Income Taxes

   The Company follows the liability method of accounting for deferred federal income taxes as required by the provisions of FAS 109 "Accounting for Income Taxes." The Company is a member of a consolidated group which files a consolidated federal income tax return. Members of the consolidated group with taxable income are charged with the amount of income taxes as if they filed separate federal income tax returns, and members providing deductions and credits which result in income tax savings are allocated credits for such savings.

- -  Gain or Loss on Reacquired Debt

   As required by the FERC, gain or loss on reacquired debt is deferred and amortized over the remaining life of the related long-term indebtedness.

- -  Revenue Recognition

   The Company recognizes revenues for the sale of their products in the period of delivery. Revenue for services are recognized in the period the services are provided.

- -  Reclassification of Prior Period Statements

   Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations or financial position.

2.    Long-Term Debt

   Balances at December 31 were as follows (thousands of dollars):

                                 1993      1992
                               --------  --------

  Debentures:
   10% Series, due 2005......  $179,145  $179,078

  Notes
   9% due 1994...............         -     8,400
   9.875% due 1998...........         -    16,000
                               --------  --------
    Total Long-Term Debt.....   179,145   203,478
    Less Current Maturities..         -     8,200
                               --------  --------
                               $179,145  $195,278
                               ========  ========

   The 9.875% Notes due in 1998 were redeemed in part through the exercise of the doubling option on the annual installment due date of October 1, 1993, and in part through an early redemption at a premium on October 6, 1993. The $8.4 million previously outstanding on the 9% Notes due 1994 were redeemed through the exercise of a doubling option on the November 1, 1993 installment due date.

   The 10% Series debentures, due 2005, are not redeemable prior to maturity and have no sinking fund provisions.

   There are no maturities of long-term debt in the next five years.

   Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1993, the Company and certain affiliates could incur approximately $916.8 million of additional indebtedness. For the Company and such affiliates to incur indebtedness for borrowed money in excess of $916.8 million, approximately $400 million of indebtedness under this agreement would need to be retired.

3. Take-or-Pay Obligations

   The Consolidated Balance Sheet includes assets of $13.2 million and $22.3 million at December 31, 1993 and 1992, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. As a result of the implementation of Order 636 on October 1, 1993 (see Note 10 of Notes to Consolidated Financial Statements), future gas sales will be made at negotiated prices and will not be subject to regulatory price controls. This will not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that the Company may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993, may continue to be recovered pursuant to FERC's Order No. 528.

   A few producers have instituted litigation arising out of take-or-pay claims against the Company. In the Company's experience, producers' claims are generally vastly overstated and do not consider all adjustments provided for in the contract or allowed by law. The Company has resolved the majority of the exposure with its suppliers for approximately 11% of the amounts claimed. At December 31, 1993, the Company estimated that unresolved asserted and unasserted producers' claims amounted to approximately $22.9 million. The remaining disputes will be settled where possible and litigated if settlement is not possible.

   At December 31, 1993, the Company was committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $1.2 million, $1.0 million, $1.0 million, $.9 million and $.8 million for the years 1994-1998, respectively, and $4.8 million thereafter. Such commitments have not been adjusted for all amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

   The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC approved settlements with customers.

4. Common Stock and Other Stockholders' Equity

   All of the Company's common stock is owned by Coastal Natural Gas.

   Certain provisions of the preferred stock resolutions restrict the payment of dividends on common stock; however, all $311.5 million of retained earnings were available for dividends on the common stock of the Company at December 31, 1993.

5. Mandatory Redemption Preferred Stock

   The Company's Mandatory Redemption Preferred Stock consists of the following:

   5.50% Cumulative Preferred Stock (Third Series) - Of the 150,000 shares authorized and issued, 5,560 were outstanding as of December 31, 1993. The shares are callable at the option of the Company at a price of $100 per share. The sinking fund requirements have annual provisions which will retire all shares of this series on or before July 1, 1997.

   Required share redemptions during the remaining years are:

      Series                        1994    1995    1996    1997
      ------                        ----    ----    ----    -----
   5.50%..........................     -       -       -    5,560
                                    ====    ====    ====    =====

   The outstanding series of the Company's Mandatory Redemption Preferred Stock is a $100 par value, cumulative, non-convertible and non-voting issue. If at any time dividends on the Mandatory Redemption Preferred Stock shall be in arrears in an amount equal to six quarterly dividends, holders of the Mandatory Redemption Preferred Stock, voting as a class, will have the right to elect not less than one-fourth of the Company's Board of Directors until all accrued and unpaid dividends on the Mandatory Redemption Preferred Stock are paid in full. In addition, if at any time dividends shall be in arrears in an aggregate amount equal to eight full quarterly dividends, holders of these securities, voting as a class, will have the right to elect such number of Directors as shall be necessary to constitute a minimum majority of the Board of Directors until all accrued and unpaid dividends on the Mandatory Redemption Preferred Stock are paid in full.

6. Fair Value of Financial Instruments

   The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


                                              December 31, 1993     December 31, 1992
                                             -------------------   -------------------
                                             Carrying     Fair     Carrying     Fair
                                              Amount      Value     Amount      Value
                                             --------   --------   --------   --------
                                                       (Thousands of Dollars)

    Financial assets:
     Cash..................................  $    704   $    704   $      9   $      9
     Note receivable from affiliate........   107,453    107,453    357,143    357,143
    Financial liabilities:
     Long-term debt........................   179,145    215,010    203,478    220,132
     Mandatory redemption preferred stock..       556        556        556        539

   The carrying values of cash and the note receivable from affiliate are reasonable estimates of their fair values. The estimated value of the Company's long-term debt and mandatory redemption preferred stock is based on interest rates at December 31, 1993 and 1992, respectively, for new issues with similar remaining maturities.


7. Taxes On Income

   Provisions for income taxes are composed of the following (thousands of dollars):


                             Year Ended December 31,
                            -------------------------
                             1993     1992     1991
                            -------  -------  -------

  Current Income Taxes:
   Federal................  $25,986  $37,233  $27,933
   State..................    3,343    4,726    2,908
                            -------  -------  -------
                             29,329   41,959   30,841
                            -------  -------  -------

  Deferred Income Taxes:
   Federal................    8,818    2,830   12,856
   State..................    1,022      872    2,519
                            -------  -------  -------
                              9,840    3,702   15,375
                            -------  -------  -------

  Taxes on Income.........  $39,169  $45,661  $46,216
                            =======  =======  =======

   The Company and the Internal Revenue Service ("IRS") Appeals Office have concluded a tentative settlement of all contested adjustments to federal income tax returns filed for the years 1982 through 1984. The settlement is in the process of being finalized. The Company's federal income tax returns filed for the years 1985 through 1987 have been examined by the IRS, and the Company has received notice of proposed adjustments to the returns for each of those years. The Company currently is contesting certain of these adjustments with the IRS Appeals Office. Examinations of the Company's federal income tax returns for 1988, 1989 and 1990 are currently in progress. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

   Provisions for federal income taxes were different from the amount computed by applying the statutory United States federal income tax rate to earnings before tax. The reasons for these differences are (thousands of dollars):


                                                                Year Ended December 31,
                                                              ----------------------------
                                                                1993      1992      1991
                                                              --------  --------  --------

  Tax expense computed by applying the U.S. federal income
   tax rate of 35% for 1993 and 34% for 1992 and 1991.......  $39,311   $44,110   $43,851

  Increases (reductions) in taxes resulting from:
   State income tax cost....................................    2,837     3,695     3,582
   Tight sands gas credit...................................   (2,495)        -      (677)
   Other....................................................     (484)   (2,144)     (540)
                                                              -------   -------   -------
  Taxes on Income...........................................  $39,169   $45,661   $46,216
                                                              =======   =======   =======

   Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (thousands of dollars):

                                                                            December 31,
                                                                         ------------------
                                                                           1993      1992
                                                                         --------  --------
  Excess of book basis over tax basis of plant, property and equipment.. $ 76,573  $ 69,602
  AFUDC equity income tax gross-up pursuant to FAS 109..................    3,676     3,445
  Other.................................................................      435         -
                                                                         --------  --------
   Deferred tax liabilities.............................................   80,684    73,047
                                                                         --------  --------

  Provisions for rate refunds and contested claims......................  (22,449)  (23,374)
  Inventory adjustments.................................................     (581)     (740)
  Purchase gas adjustment and other recoverable costs...................     (213)   (1,626)
  Other.................................................................     (296)   (3,907)
                                                                         --------  --------
   Deferred tax (assets)................................................  (23,539)  (29,647)
                                                                         --------  --------

   Deferred income taxes................................................ $ 57,145  $ 43,400
                                                                         ========  ========

   The Omnibus Budget Reconciliation Act of 1993 enacted in August 1993 included, among other things, an increase in the corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. In September 1993, the Company recorded a change in its deferred income tax balances reflecting this change in corporate federal income tax rates. The cumulative impact of the tax rate increase did not materially affect the Company's consolidated earnings and financial position. The Company has mitigated the impact of this tax rate increase in its rates effective October 1, 1993, subject to refund.

8. Benefit Plans

   The Company participates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1993, the Plan did not have an unfunded accumulated benefit obligation. Colorado made no contributions to the Plan for 1993, 1992 or 1991. Assets of the Plan are not segregated or restricted by participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

   The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which match the contributions made by employees, amounted to approximately $2.8 million for 1993 and $2.6 million for each of 1992 and 1991.

- - Postretirement/Postemployment Benefits Other Than Pensions

   The Company provides certain health care and life insurance benefits for retired employees. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). FAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. FAS 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize the initial postretirement benefit obligation of approximately $18.2 million over a period of twenty years. The impact on the Company's results of operations for the nine months ended September 30, 1993 of $1.8 million has been deferred and will be amortized over three years consistent with rates effective October 1, 1993, subject to refund. The impact on the Company's results of operations for three months ended December 31, 1993 was approximately $.8 million.

                                                                                          (millions of
                                                                                            dollars)
                                                                                          ------------
   Accumulated postretirement benefit obligation as of December 31, 1993:

       Retirees.........................................................................     $ 15.2
       Fully eligible plan participants.................................................        2.4
       Other active plan participants...................................................        3.5
                                                                                             ------
                                                                                             $ 21.1
                                                                                             ======

   Accumulated postretirement benefit obligations in excess of plan assets..............     $(19.0)
   Unrecognized net transition obligation...............................................       17.3
   Unrecognized net loss from past experience different from that assumed...............       1.7
                                                                                             ------
   Postretirement benefit obligation included in balance sheet as of December 31, 1993..     $    -
                                                                                             ======

   Net periodic postretirement benefit cost for the year ended December 31, 1993 consisted of the following components:

      Service cost - benefits earned during the period..................................     $   .2
      Interest cost on accumulated postretirement benefit obligation....................        1.5
      Amortization of transition obligation.............................................         .9
      Deferred regulatory asset.........................................................       (1.8)
                                                                                             ------
      Net periodic postretirement benefit expense.......................................     $   .8
                                                                                             ======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 16.0% in 1993, declining gradually to 7.0% by the year 2004. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 and net postretirement health care cost by approximately 4.29%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

   The Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. This standard covers the accounting for estimated costs of benefits provided to former or inactive employees before their retirement. The effect of the new standard will not have a material effect on the Company's results of operations or financial position.

9. Commitments

   The Company and its subsidiary had rental expense of approximately $9.0 million, $9.7 million and $8.3 million in 1993, 1992 and 1991, respectively (excluding leases covering natural resources). The aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $5.9 million, $3.1 million, $2.2 million, $.3 million and $.2 million for the years 1994-1998, respectively, and $1.1 million thereafter.

   The Company has executed a service agreement with WIC, an affiliate, providing for the availability of pipeline transportation capacity through January 1, 2004. Under the service agreement, the Company is required to make minimum payments on a monthly basis. The estimated amounts of minimum annual payments are as follows (thousands of dollars):


             1994............................. $ 3,500
             1995.............................   3,400
             1996.............................   3,300
             1997.............................   3,300
             1998.............................   3,200
             Later years......................  10,240

   The Company made minimum payments of approximately $3.6 million under this agreement in 1993. The Company has and will continue to pay additional amounts based on the actual quantities shipped.

10.  Litigation and Regulatory Matters

- -  Litigation

   In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations.

   Other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

   Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position.

- -  Rate Matters

   On April 8, 1992, the FERC issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636.

   On July 2, 1993, the Company submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceedings. That settlement was ultimately approved (except for minor issues), and the Company's restructured services became effective October 1, 1993.

   Effective October 1, 1993, Colorado has separated all of its services and separately contracts for each service on a stand-alone or "unbundled" basis. Gathering, storage and transportation services are provided at negotiated rates established between minimum and maximum levels approved by FERC, while gas processing rates are not subject to FERC regulations.

   Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

   Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by FERC. Colorado is also authorized to abandon all sales for resale at such time as the contracts expire and without prior FERC approval.

   On March 31, 1993, the Company filed at FERC to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect the Company's Order 636 program) became effective subject to refund on October 1, 1993.

   The Company is regulated by the FERC. Certain rate issues remain unresolved between the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these issues, it cannot estimate when each of these issues will be resolved.

11.  Quarterly Results of Operations (Unaudited)

   The results of operations by quarter for the years ended December 31, 1993 and 1992 were (thousands of dollars):


                                                1993 Quarter Ended
                                     -----------------------------------------
                                     March 31,  June 30,  Sept. 30,   Dec. 31,
                                     ---------  --------  ---------   --------
  Revenues.........................   $136,289   $86,041   $106,651   $116,351
  Cost of gas sold.................     51,288    10,337     31,362     34,876
                                      --------   -------   --------   --------
   Revenues less cost of gas sold..     85,001    75,704     75,289     81,475
  Other costs and expenses.........     62,008    59,321     60,832     62,130
                                      --------   -------   --------   --------
   Net earnings....................   $ 22,993   $16,383   $ 14,457   $ 19,345
                                      ========   =======   ========   ========

                                                1992 Quarter Ended
                                     -----------------------------------------
                                     March 31,  June 30,  Sept. 30,   Dec. 31,
                                     ---------  --------  ---------   --------
  Revenues.........................   $121,564   $77,106   $ 75,536   $145,447
  Cost of gas sold.................     33,718     8,743     (1,774)    60,327
                                      --------   -------   --------   --------
   Revenues less cost of gas sold..     87,846    68,363     77,310     85,120
  Other costs and expenses.........     61,855    52,055     58,276     62,378
                                      --------   -------   --------   --------
   Net earnings....................   $ 25,991   $16,308   $ 19,034   $ 22,742
                                      ========   =======   ========   ========


12.  Segment Reporting

   Natural gas system operations and gas and oil exploration and production are the two segments of the Company's operations.

   Natural gas system operations involve the production, purchase, gathering, storage, transportation and sale of natural gas, principally to and for public utilities, industrial customers, other pipelines, and other gas customers, as well as the operation of natural gas liquids extraction plants.

   Gas and oil exploration and production operations involve primarily the development and production of natural gas, crude oil, condensate and natural gas liquids.

   Operating revenues by segment include both sales to unaffiliated customers, as reported in the Company's statement of consolidated earnings, and intersegment sales, which are accounted for on the basis of contract, current market, or internally established transfer prices. The intersegment sales are from the exploration and production segment to the natural gas segment.

   Operating profit is total revenues less interest income from affiliates and operating expenses. Operating expenses exclude income taxes, corporate general and administrative expenses and interest.

   Identifiable assets by segment are those assets that are used in the Company's operations in each segment.

   The Company's operating revenues and operating profit for the years ended December 31, 1993, 1992 and 1991, and identifiable assets as of December 31, 1993, 1992 and 1991, by segment, are shown below (thousands of dollars):

                                                   Operating   Operating   Identifiable
                                                   Revenues     Profit       Assets
                                                  ----------  ----------  ------------
1993
- ----
 Natural gas....................................   $432,971    $127,411     $  846,739
 Exploration and production.....................     18,675       2,383         54,888
 Adjustments and eliminations...................    (13,632)          -              -
                                                   --------    --------     ----------
  Segment totals................................    438,014     129,794        901,627
 Other income-net...............................      7,318       7,318              -
 Corporate general and administrative expenses..          -      (4,339)             -
 Interest.......................................          -     (20,426)             -
 Income taxes...................................          -     (39,169)             -
                                                   --------    --------     ----------
  Consolidated Totals...........................   $445,332    $ 73,178     $  901,627
                                                   ========    ========     ==========
1992
- ----
 Natural gas....................................   $397,737    $134,749     $1,037,840
 Exploration and production.....................     14,463       2,739         59,338
 Adjustments and eliminations...................     (9,980)          -              -
                                                   --------    --------     ----------
  Segment totals................................    402,220     137,488      1,097,178
 Other income-net...............................     17,433      17,433              -
 Corporate general and administrative expenses..          -      (4,309)             -
 Interest.......................................          -     (20,876)             -
 Income taxes...................................          -     (45,661)             -
                                                   --------    --------     ----------
  Consolidated Totals...........................   $419,653    $ 84,075     $1,097,178
                                                   ========    ========     ==========
1991
- ----
 Natural gas....................................   $370,988    $132,337     $  977,619
 Exploration and production.....................     12,236       2,480         45,967
 Adjustments and eliminations...................     (7,980)          -              -
                                                   --------    --------     ----------
  Segment totals................................    375,244     134,817      1,023,586
 Other income-net...............................     25,614      25,614              -
 Corporate general and administrative expenses..          -      (4,349)             -
 Interest.......................................          -     (27,109)             -
 Income taxes...................................          -     (46,216)             -
                                                   --------    --------     ----------
  Consolidated Totals...........................   $400,858    $ 82,757     $1,023,586
                                                   ========    ========     ==========

   Capital expenditures and depreciation, depletion and amortization expense by segment for the years ended December 31, 1993, 1992 and 1991, were (thousands of dollars):

                                              Depreciation,
                                              Depletion and
                                   Capital     Amortization
        Segment                 Expenditures     Expense
        -------                 ------------  -------------

  1993
  ----
  Natural gas.................    $ 68,186        $26,064
  Exploration and production..       4,247         10,281

  1992
  ----
  Natural gas.................     132,642         20,471
  Exploration and production..      19,862          7,666

  1991
  ----
  Natural gas.................      31,618         17,733
  Exploration and production..      14,900          6,442


   Revenues from sales and transportation of natural gas to individual customers amounting to 10% or more of the Company's consolidated revenues were as indicated below (thousands of dollars):

                                                    Year Ended December 31,
                                                --------------------------------
                                                  1993        1992        1991
                                                --------    --------    --------
   Public Service Company of Colorado           $201,505    $207,300    $199,300
                                                ========    ========    ========

   Revenues from sales and transportation of natural gas to any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1993, 1992 and 1991, respectively. The Company does not have any foreign operations.

   Gas sales from the Company's transmission system are made primarily to public utilities which resell the gas to residential, commercial and industrial customers and to end-users in Colorado and southeastern Wyoming. Deliveries from the Company's field system are made to markets in the Texas Panhandle region. Transportation services are provided for brokers, producers, marketers, distributors, end-users and other pipelines. The Company extends credit for sales and transportation services provided to certain qualifying companies.

13.  Transactions with Affiliates

   The Statement of Consolidated Earnings includes the following major transactions with affiliates (thousands of dollars):


                                                       1993                1992               1991
                                                ------------------  ------------------  -------------------
                                                          Percent             Percent              Percent
                                                Amount   of Total   Amount   of Total    Amount   of Total
                                                -------  ---------  -------  ---------  --------  ---------

Revenues
- --------
 Gathering and Transportation -
  ANR Pipeline Company........................  $ 6,548     4.9%    $ 5,457     6.0%    $ 3,714      4.3%
  Coastal Chem, Inc...........................    2,711     2.0       2,145     2.4       1,645      1.9
  Coastal Gas Marketing Company...............    8,438     6.4       9,577    10.5      11,804     13.7
  Coastal Oil & Gas Corporation /1/...........    7,686     5.8           -       -           -        -

 Extracted Products and Gas Processing -
  Coastal Refining & Marketing, Inc...........  $32,597    92.4%    $28,173    92.3%    $29,280     97.5%
  Coastal States Trading, Inc.................      869     2.5         717     2.4           -        -

 Incidental Gasoline, Oil and Condensate
 Sales -
  Coastal Refining & Marketing, Inc...........  $   905    34.2%    $   675    20.1%    $ 1,427     39.9%
  Coastal States Trading, Inc.................    1,219    46.1       1,592    47.4       1,410     39.5

 Contract Storage -
  Coastal Chem, Inc...........................  $    74     2.5%    $    98     8.6%    $   159      4.8%
  Coastal Gas Marketing Company...............       30     1.0           9      .8         419     12.6

Costs and Expenses
- ------------------
 Gas Purchases -
  Coastal Gas Marketing Company...............  $ 2,755     2.1%    $ 5,143     3.1%    $ 8,233      5.1%
  Coastal Limited Ventures, Inc. - Net........      374      .3       1,019      .6       4,393      2.7
  Coastal Oil & Gas Corporation...............    4,975     3.9       5,501     3.3       6,184      3.8

 Gathering, Transportation and Compression -
  WIC /2/.....................................  $ 5,362    51.2%    $ 4,965    41.8%    $(2,952)       -%

- ----------------------------

   /1/  The 1991 and 1992 amounts were immaterial.

   /2/ The 1991 Gathering, Transportation and Compression amount for WIC includes the result of a transportation rate refund in the amount of $15.6 million, inclusive of interest, for the period June 1, 1985 through August 31, 1991.

   Services provided by the Company at cost for affiliated companies were $7.9 million for 1993, $8.1 million for 1992 and $4.4 million for 1991. Services provided by affiliated companies for the Company at cost were $8.1 million for 1993, $7.9 million for 1992 and $7.3 million for 1991. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing/operating of facilities and general and administrative functions. Such costs are allocated to the Company using a three factor formula consisting of revenue, property and payroll, or other methods which have been applied on a reasonable and consistent basis.

   In 1989, the Company entered into two separate five-year lease agreements with ANR Western Storage Company, an affiliate, for the rental of certain pipeline facilities. Rental expense of approximately $1.5 million for 1993 and $1.6 million was recorded in both 1992 and 1991, in conjunction with the terms of the lease agreements.

   In 1992, the Company entered into a five-year lease agreement with ANR Production Company, an affiliate, for the rental of certain pipeline facilities. Rental expense of approximately $.2 million was recorded in 1993 and 1992 in conjunction with the terms of the lease agreement.

   The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1993, the Company had advanced $107.5 million to an associated company at a market rate of interest. Such amount is repayable on demand.

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

   Reserves, capitalized costs, costs incurred in oil and gas acquisition, exploration and development activities, results of operations and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas systems reserves and the related standardized measure of discounted future net cash flows are presented separately for natural gas operations. All reserves are located in the United States. Most of the Company-owned gas reserves are dedicated to Colorado's system.



ESTIMATED QUANTITIES OF
 PROVED RESERVES
                                                 Natural Gas         Exploration
  Company-Owned Reserves                           Systems          and Production
  ----------------------                         -----------    ------------------------
                                                  Developed     Developed    Undeveloped      Total
                                                 -----------    ---------    -----------     -------
  Natural Gas-Proved (MMcf):
  -------------------------
    1993.......................................    379,795        87,905         8,088       475,788
    1992.......................................    418,831        88,631         7,687       515,149
    1991.......................................    456,580        74,000        31,964       562,544

  Oil, Condensate and NGL-Proved (000 barrels):
  --------------------------------------------
    1993.......................................          7           385             26          418
    1992.......................................         14           341             35          390
    1991.......................................         13           317             56          386


  Changes in proved reserves since the end of 1990 are shown in the following table:

                                                         Natural Gas         Oil, Condensate and NGL
                                                           (MMcf)            (thousands of barrels)
                                                    ----------------------   -----------------------
                                                    Natural    Exploration   Natural    Exploration
                                                      Gas         and          Gas         and
Total Proved Reserves                               Systems    Production    Systems    Production
- ---------------------                               -------    -----------   -------    -----------
Total, end of 1990................................  302,673       90,676          11           419
Production during 1991............................  (45,845)      (6,163)         (2)          (42)
Extensions and discoveries........................        -        3,822           -            38
Acquisitions......................................        -        4,993           -             6
Revisions of previous estimates and other.........  199,752       12,636           4           (48)
                                                    -------      --------     ------       -------
Total, end of 1991................................  456,580      105,964          13           373
Production during 1992............................  (47,754)      (7,396)         (2)          (45)
Extensions and discoveries........................        -        9,849           -            43
Acquisitions......................................        -        2,310           -            16
Revisions of previous estimates and other.........   10,005      (14,409)          3           (11)
                                                    -------      -------      ------       -------
Total, end of 1992................................  418,831       96,318          14           376
Production during 1993............................  (46,524)      (9,930)         (1)          (56)
Extensions and discoveries........................        -        6,455           -            33
Acquisitions......................................        -            -           -             -
Revisions of previous estimates and other.........    7,488        3,150          (6)           58
                                                    -------      -------      ------       -------
Total, end of 1993................................  379,795       95,993           7           411
                                                    =======      =======      ======       =======

   Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 41,012, 55,284 and 57,346 MMcf and storage liquids volumes are approximately 150, 159 and 207 thousand barrels at December 31, 1993, 1992 and 1991, respectively.

   The 1991 "Revisions of previous estimates and other" for Colorado's company-owned reserves of natural gas are related to the Company's independent engineers' interpretation of an agreement, effective January 1, 1991, as amended, between Colorado and Mesa Operating Company, formerly Mesa Operating Limited Partnership, which is discussed under Item 1, "Business - Gas System Reserves and Availability-Reserves Dedicated to a Particular Customer" herein. Such revisions are not due to any change in gross reserve estimates for the affected properties.

CAPITALIZED COSTS RELATING TO EXPLORATION AND PRODUCTION ACTIVITIES

(thousands of dollars)





                                              December 31, 1993               December 31, 1992
                                        ----------------------------    ----------------------------
                                                        Accumulated                     Accumulated
                                                       Depreciation,                   Depreciation,
                                        Capitalized    Depletion and    Capitalized    Depletion and
Proved and Unproved Properties             Cost        Amortization        Cost        Amortization
- ------------------------------          -----------    -------------    -----------    -------------
Undeveloped...........................    $    506         $   331        $    553         $   372
Developed.............................     139,251          91,687         138,167          84,607
                                          --------         -------        --------         -------
                                          $139,757         $92,018        $138,720         $84,979
                                          ========         =======        ========         =======

   As described in Note 1 of Notes to Consolidated Financial Statements, the Company follows the full-cost method of accounting for oil and gas properties.


COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
 ACTIVITIES
(thousands of dollars)

                                                 Year Ended December 31,
                                            ---------------------------------
                                             1993         1992         1991
                                            -------      -------      -------
Property acquisition costs.............     $    52      $ 1,789      $ 5,645
Exploration costs......................          63          270            -
Development costs......................       4,123       17,824        9,233

  Property acquisition costs consist of amounts paid for unproved reserves.

RESULTS OF OPERATIONS FOR EXPLORATION AND PRODUCTION ACTIVITIES
(thousands of dollars)

                                                  Year Ended December 31,
                                              -------------------------------
                                                 1993       1992       1991
                                               --------    -------    -------
Revenues:
 Sales......................................   $  3,133    $ 1,507    $ 2,827
 Transfers..................................     16,607     12,295      8,615
                                               --------    -------    -------
  Total.....................................     19,740     13,802     11,442

Production costs............................     (5,265)    (2,958)    (3,138)
Operating expenses..........................     (1,621)    (1,878)      (977)
Depreciation, depletion and amortization....    (10,281)    (7,666)    (6,442)
                                               --------    -------    -------
                                                  2,573      1,300        885

Income tax benefit (expense)................      1,594       (442)       370
                                               --------    -------    -------

Results of operations for producing
 activities  (excluding corporate
 overhead and interest costs)...............   $  4,167    $   858    $ 1,255
                                               ========    =======    =======


  The average amortization rate per equivalent Mcf was $1.00 in 1993, 1992 and 1991.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL
 AND GAS RESERVE QUANTITIES

   Future cash inflows from the sale of proved reserves and estimated production and development costs, as calculated by the Company's independent engineers, are discounted at 10% after they are reduced by the Company's estimate for future income taxes. The calculations are based on year-end prices and costs, statutory tax rates and nonconventional fuel source tax credits that relate to existing proved oil and gas reserves in which the Company has mineral interests.

   The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets, may be subject to future revisions (thousands of dollars):


                                                             At December 31,
                                -------------------------------------------------------------------------
                                          1993                     1992                    1991
                                -----------------------  -----------------------  -----------------------
                                 Natural   Exploration    Natural   Exploration    Natural   Exploration
                                   Gas         and          Gas         and          Gas         and
                                 Systems    Production    Systems    Production    Systems    Production
                                ---------  ------------  ---------  ------------  ---------  ------------

Future cash inflows...........  $298,859      $226,754   $331,418      $197,374   $335,226      $193,010
Future production and
 development costs............   (62,684)      (59,499)   (50,562)      (55,492)   (56,637)      (62,898)
Future income tax expenses....   (81,827)      (37,124)   (95,491)      (23,934)   (93,865)      (14,580)
                                --------      --------   --------      --------   --------      --------
Future net cash flows.........   154,348       130,131    185,365       117,948    184,724       115,532
10% annual discount for
 estimated timing of cash
 flows........................   (59,542)      (45,605)   (82,100)      (41,251)   (74,948)      (46,614)
                                --------      --------   --------      --------   --------      --------
Standardized measure of
 discounted future net
 cash flows...................  $ 94,806      $ 84,526   $103,265      $ 76,697   $109,776      $ 68,918
                                ========      ========   ========      ========   ========      ========

   Principal sources of change in the standardized measure of discounted future net cash flows during each year are as follows (thousands of dollars):


                                                             At December 31,
                                -------------------------------------------------------------------------
                                          1993                     1992                    1991
                                -----------------------  -----------------------  -----------------------
                                 Natural   Exploration    Natural   Exploration    Natural   Exploration
                                   Gas         and          Gas         and          Gas         and
                                 Systems    Production    Systems    Production    Systems    Production
                                ---------  ------------  ---------  ------------  ---------  ------------

Sales and transfers, net of
 production costs.............  $(35,394)     $(14,475)  $(51,904)     $(10,844)  $(49,715)     $ (8,304)
Net changes in prices and
 production costs.............      (881)       14,805     11,899        11,906    (40,358)       (1,957)
Extensions and discoveries....         -         5,098          -         5,785          -         2,361
Acquisitions..................         -             -          -         1,190          -         3,814
Development costs incurred
 during the period that
 reduced estimated future
 development costs............         -         1,694      8,560        14,438          -         2,520
Revisions of previous quantity
 estimates, timing and other..    11,975         2,694     11,280       (13,707)    60,414         5,254
Accretion of discount.........    12,409         7,334     11,596         6,174     11,970         4,879
Net change in income taxes....     3,432        (9,321)     2,058        (7,163)     5,833         9,064
                                --------      --------   --------      --------   --------      --------
  Net change..................  $ (8,459)     $  7,829   $ (6,511)     $  7,779   $(11,856)     $ 17,631
                                ========      ========   ========      ========   ========      ========

  None of the amounts include any value for storage gas and liquids which were approximately 41 Bcf and 150 thousand barrels, respectively, at the end of 1993.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
           SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                  UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                             (Thousands of Dollars)



                                                        Deductions               Balance at End
                                Balance at            ------------------              of Year
                                Beginning              Amounts    Amounts      -----------------------
Name of Debtor 1                of Year   Additions  Collected  Written Off    Current    Non-Current
- ------------------------------  --------  ---------  ---------  -----------    --------  -------------

Year Ended December 31, 1993
- ------------------------------

Coastal Natural Gas             $357,143  $      -    $249,690    $       -    $107,453    $        -
                                ========  =========   ========    ==========   ========    ===========

Year Ended December 31, 1992
- ----------------------------

Coastal Natural Gas            $405,637   $      -    $ 48,494    $       -    $357,143    $        -
                               ========   =========   =========   ==========   ========    ===========

Year Ended December 31, 1991
- ----------------------------

Coastal Natural Gas           $346,422    $ 59,215    $      -    $       -    $405,637    $        -
                              ========    ========    ========    ===========  ========    ==========

- ----------------------------

1 The note receivable is a promissory note due from an affiliate on demand and bears a market rate of interest.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                             (Thousands of Dollars)

                                        Balance at             Retire-         Other           Balance
                                        Beginning   Additions  ments or       Changes           at End
                                         of Year     at Cost    Sales      Add (Deduct)        of Year
                                        ----------  ---------  --------   ---------------    ----------

Year Ended December 31, 1993
- ----------------------------

Gas pipeline properties...............  $  915,789   $ 68,186   $ 6,610        3,474 (A)     $  980,839

Gas and oil properties:
 Undeveloped leases...................         553         52        77          (22)(A)            506
 Production properties and equipment..     138,167      4,195     1,510          (39)(A)        139,251
                                                                              (1,562)(B)
                                        ----------   --------   -------      -------         ----------
                                        $1,054,509   $ 72,433   $ 8,197      $ 1,851         $1,120,596
                                        ==========   ========   =======      =======         ==========

Year Ended December 31, 1992
- ----------------------------

Gas pipeline properties...............  $  799,793   $132,642   $12,846      $(3,800)(A)     $  915,789

Gas and oil properties:
 Undeveloped leases...................         680         32       125          (34)(A)            553
 Production properties and equipment..     121,922     19,830       125       (2,241)(A)        138,167
                                                                              (1,219)(B)
                                        ----------   --------   -------      -------         ----------
                                        $  922,395   $152,504   $13,096      $(7,294)        $1,054,509
                                        ==========   ========   =======      =======         ==========

Year Ended December 31, 1991
- ----------------------------

Gas pipeline properties...............  $  779,799   $ 31,618   $ 9,362      $(2,262)(A)     $  799,793

Gas and oil properties:
 Undeveloped leases...................         400        207        51          124 (A)            680
 Production properties and equipment..     110,813     14,693       517         (124)(A)        121,922
                                                                              (2,943)(B)
                                        ----------   --------   -------      -------         ----------
                                        $  891,012   $ 46,518   $ 9,930      $(5,205)        $  922,395
                                        ==========   ========   =======      =======         ==========

- ---------------
(A)  Reclassifications and other miscellaneous adjustments.
(B)  Amortization of exploration cost charged to income.


   The Company generally provides for depreciation on a straight-line basis, although the unit-of-production method is used for depreciation, depletion and amortization of gas and oil properties. The depreciation rates for production and gathering, products extraction, storage, and transmission plant are 1.55%, 3.85%, 2.90% and 2.60%, respectively.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PLANT, PROPERTY AND EQUIPMENT
                             (Thousands of Dollars)

                                                                 Reductions,
                                                    Additions   Retirements,       Other
                                        Balance at  Charged to    Renewals        Changes         Balance
                                        Beginning   Costs and        and            Add            at End
                                         of Year     Expenses   Replacements      (Deduct)        of Year
                                        ----------  ----------  -------------  --------------     --------

Year Ended December 31, 1993
- ----------------------------

Gas pipeline properties...............    $488,036     $24,834       $ 5,259      $ 2,261 (A)     $509,872

Gas and oil properties:
 Undeveloped leases...................         372          28            52          (17)(B)          331
 Production properties and equipment..      84,607       8,691         1,567          (44)(B)       91,687
                                          --------     -------       -------      -------         --------
                                          $573,015     $33,553       $ 6,878      $ 2,200         $601,890
                                          ========     =======       =======      =======         ========

Year Ended December 31, 1992
- ----------------------------

Gas pipeline properties...............    $476,249     $20,471       $ 9,813        1,129 (A)     $488,036

Gas and oil properties:
 Undeveloped leases...................         348          25            74           73 (B)          372
 Production properties and equipment..      80,678       6,422           111       (2,382)(B)       84,607
                                          --------     -------       -------      -------         --------
                                          $557,275     $26,918       $ 9,998      $(1,180)        $573,015
                                          ========     =======       =======      =======         ========


Year Ended December 31, 1991
- ----------------------------

Gas pipeline properties...............    $464,007     $17,733       $ 6,645        1,154 (A)     $476,249

Gas and oil properties:
 Undeveloped leases...................         231          28            21          110 (B)          348
 Production properties and equipment..      75,364       3,471        (1,953)        (110)(B)       80,678
                                          --------     -------       -------      -------         --------
                                          $539,602     $21,232       $ 4,713      $ 1,154         $557,275
                                          ========     =======       =======      =======         ========


- ---------------

(A)  Charged to clearing and other accounts.
(B)  Reclassification and other miscellaneous adjustments.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (Thousands of Dollars)


                                                                  Charged to Costs and Expenses
                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                   1993      1992        1991
                                                                  -------   -------    -------

Maintenance and repairs........................................   $19,900    $20,300    $19,200
Amortization of intangible assets/1/...........................         -          -          -
Taxes, other than payroll and income taxes/2/:
 Real estate and personal property.............................    12,300      9,800      7,200
 Other.........................................................     4,500      4,800      4,400
Royalties/1/...................................................         -          -          -
Advertising costs/1/...........................................         -          -          -

- ---------------------------------
/1/ Amounts are not presented as such amounts are less than 1% of revenues. /2/ Production taxes for exploration and production operations are charged against operating revenues.

                                 EXHIBIT INDEX

Exhibit
Number                          Document
- ------  ------------------------------------------------------------------------

(3.1)+ Certificate of Incorporation of the Company (Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980).

(3.2)+  By-laws of the Company (Filed as Module CIGBY-LAWS on March 29, 1994).

(3.3)+ Certificate of Amendment of Certification of Incorporation of the Company (Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

(4) With respect to instruments defining the rights of holders of long-term debt, the Company will furnish to the Securities and Exchange Commission any such document on request.

(21)*   Subsidiaries of the Company.

(24)*   Power of Attorney (included on signature pages herein).

__________________________________

Note:
   +  Indicates documents incorporated by reference from prior filing indicated.
   *  Indicates documents filed herewith.