Form 10-Q
period 1994-03-31
COLORADO INTERSTATE GAS CO
filed 1994-05-16
CIK 200155

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________

Commission file number 1-4874


                         COLORADO INTERSTATE GAS COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                84-0173305
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         Two North Nevada Avenue
       Colorado Springs, Colorado                       80903-1087
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (719) 473-2300

                             -----------------------



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__     No _____

    As of April 29, 1994, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION
Item 1.    Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1993, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.



                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                               March 31,        December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)


Plant, Property and Equipment, at cost:
   Gas pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       985,278    $      980,839
   Gas and oil properties, at full-cost . . . . . . . . . . . . . . . .             139,236           139,757
                                                                            ---------------    --------------
                                                                                  1,124,514         1,120,596

   Accumulated depreciation, depletion and amortization . . . . . . . .             609,095           601,890
                                                                            ---------------    --------------
                                                                                    515,419           518,706
                                                                            ---------------    --------------

Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 192               704
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             140,067           172,787
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . .             205,248           148,180
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,362             9,545
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . .               1,086               979
   Current portion of deferred income taxes . . . . . . . . . . . . . .              22,041            23,539
                                                                            ---------------    --------------
                                                                                    377,996           355,734
                                                                            ---------------    --------------

Other Assets:
   Other deferred charges . . . . . . . . . . . . . . . . . . . . . . .              26,056            27,187
                                                                            ---------------    --------------
                                                                            $       919,471    $      901,627
                                                                            ---------------    --------------
                                                                            ---------------    --------------


                 See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                               March 31,        December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)

Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value  . . . . . . . . . . . . . .     $     27,561        $     27,561
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           19,035              19,035
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .          326,689             311,451
                                                                            ------------        ------------
                                                                                 373,285             358,047
                                                                            ------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized
   550,000 shares, outstanding 5,560 shares:
     5.50% Series   . . . . . . . . . . . . . . . . . . . . . . . . . .              556                 556
                                                                            ------------        ------------

Debt:
   Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          179,170             179,145
                                                                            ------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          249,145             233,802
   Accounts payable to affiliates . . . . . . . . . . . . . . . . . . .           23,977              43,786
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .            8,726               1,275
                                                                            ------------        ------------
                                                                                 281,848             278,863
                                                                            ------------        ------------

Deferred Credits:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .           80,331              80,684
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,281               4,332
                                                                            ------------        ------------
                                                                                  84,612              85,016
                                                                            ------------        ------------
                                                                            $    919,471        $    901,627
                                                                            ------------        ------------
                                                                            ------------        ------------













                 See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Thousands of Dollars)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ----------------------
                                                                                           1994        1993
                                                                                        ----------  ----------
                                                                                             (Unaudited)

Revenues:
   Operating revenues:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  93,100   $ 116,110
     Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,735      16,873
                                                                                        ---------   ---------
                                                                                          109,835     132,983
   Other income - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,276       3,306
                                                                                        ---------   ---------
                                                                                          111,111     136,289
                                                                                        ---------   ---------
Costs and Expenses:
   Cost of gas sold:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,285      46,922
     Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           422       4,366
                                                                                        ---------   ---------
                                                                                           15,707      51,288
   Operation and maintenance  . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,632      36,593
   Depreciation, depletion and amortization . . . . . . . . . . . . . . . . . . . .        10,836       8,793
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,670       5,210
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,821      11,412
                                                                                        ---------   ---------
                                                                                           87,666     113,296
                                                                                        ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  23,445   $  22,993
                                                                                        ---------   ---------
                                                                                        ---------   ---------



















                 See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                ---------       --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 23,445        $ 22,993
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . .       10,836           8,793
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        1,033           1,720
     Producer contract reformation cost recoveries  . . . . . . . . . . . .        1,296              34
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (767)         (2,033)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
        Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,720          39,546
        Receivables from affiliates . . . . . . . . . . . . . . . . . . . .       (7,618)         (2,692)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .          183            (241)
        Current portion of gas stored underground and prepaid expenses  . .         (107)         16,009
        Accounts payable and accrued expenses . . . . . . . . . . . . . . .       15,343         (34,776)
        Accounts payable to affiliates  . . . . . . . . . . . . . . . . . .      (11,617)         (5,942)
        Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . .        7,451          (4,466)
                                                                                --------        --------
                                                                                  72,198          38,945
                                                                                --------        --------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment . . . . . . . . . . . . . . .       (8,417)        (19,420)
   Proceeds from sale of plant, property and equipment  . . . . . . . . . .          248              (5)
   Investments - other  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,231            (148)
   Net increase in note receivable from associated company  . . . . . . . .      (49,450)        (13,196)
   Gas supply prepayments and settlements . . . . . . . . . . . . . . . . .                          (47)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           78           1,821
                                                                                --------        --------
                                                                                 (56,310)        (30,995)
                                                                                --------        --------

Cash Flow from Financing Activities:
   Net decrease in notes payable  . . . . . . . . . . . . . . . . . . . . .                        1,659
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . .                           (8)
   Common dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .      (16,400)         (9,600)
                                                                                --------        --------
                                                                                 (16,400)         (7,949)
                                                                                --------        ---------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . .         (512)              1
Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . .          704               9
                                                                                --------        --------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    192        $     10
                                                                                --------        --------
                                                                                --------        --------


                 See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's results of operations or financial position.

     In 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). The effect of this new standard will not have a significant effect on the Company's results of operations or financial position.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $(.1) million and $.1 million for the three months ended March 31, 1994 and 1993, respectively. Cash payments for income taxes amounted to $3.3 million and $14.9 million for the three months ended March 31, 1994 and 1993, respectively.

     Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $41.9 million and $52.6 million at March 31, 1994 and December 31, 1993, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1994        1993
                                                                                        ----------  ---------
                                                                                             (Unaudited)

     Current Income Taxes:
        Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   9,608   $   8,417
        State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,180       1,275
                                                                                        ---------   ---------
                                                                                           10,788       9,692
                                                                                        ---------   ---------

     Deferred Income Taxes
        Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           789       2,003
        State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           244        (283)
                                                                                        ---------   ---------
                                                                                            1,033       1,720
                                                                                        ---------   ---------


     Taxes on Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  11,821   $  11,412
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. The matter is set for trial on June 13, 1994.

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

     Regulatory Matters

     On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636.

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

5.   Take-or-Pay Obligations

     The Consolidated Balance Sheet includes assets of $11.9 million and $13.2 million at March 31, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. As a result of implementing Order 636 on October 1, 1993 (see Note 4 of Notes to Consolidated Financial Statements), future gas sales will be made at negotiated prices and will not be subject to regulatory price controls. This will not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that the Company may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993 may continue to be recovered pursuant to FERC's Order No. 528.

     A few gas producers have instituted litigation arising out of take-or-pay claims against the Company. In the Company's experience, producers' claims are generally vastly overstated and do not consider all adjustments provided for in the contract or allowed by law. The Company has resolved the majority of the exposure with its suppliers for approximately 11% of the amounts claimed. At December 31, 1993, the Company estimated that unresolved asserted and unasserted producers' claims amounted to approximately
$22.9 million. The remaining disputes will be settled where possible and litigated if settlement is not possible.

     At December 31, 1993, the Company was committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $1.2 million, $1.0 million, $1.0 million, $.9 million and $.8 million for the years 1994-1998, respectively, and $4.8 million thereafter. Such commitments have also not been adjusted for amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                   Twelve Months Ended
                                                                            --------------------------------
                                                                                March 31,      December 31,
                                                                                  1994             1993
                                                                            ----------------   -------------
                                                                               (Unaudited)

     Cash flow from operating activities to capital expenditures
        and debt service requirements . . . . . . . . . . . . . . . . . . .      128.9%            80.0%
     Debt to total capitalization   . . . . . . . . . . . . . . . . . . . .       32.4%            33.3%
     Times interest earned (before tax)   . . . . . . . . . . . . . . . . .        6.7              6.5

     The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes and a decrease in capital expenditures. The decrease in the debt to total capitalization ratio is due to increased retained earnings resulting from first quarter earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

     The Company's primary needs for cash are for general corporate purposes, capital expenditures and debt service requirements. Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     In 1994, the Company adopted FAS 112, "Employers' Accounting for Postemployment Benefits." The effect of this new standard will not have a significant effect on the Company's results of operations or financial position.

     Order 636, issued in 1992, required significant changes in natural gas pipeline services. See Note 4 of Notes to Consolidated Financial Statements.

                            Results of Operations

     The change in the Company's earnings for the three month period ended March 31, 1994, in comparison to the corresponding period in 1993, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994           1993
                                                                                ---------      ---------
                                                                                       (Unaudited)
     Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  105,554     $ 132,846
     Exploration and production   . . . . . . . . . . . . . . . . . . . . .          6,942         5,088
     Eliminations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,661)       (4,951)
                                                                                ----------     ---------

                                                                                $  109,835     $ 132,983
                                                                                ----------     ---------
                                                                                ----------     ---------

     Operating revenues from natural gas operations for the three months ended March 31, 1994, decreased from the comparable 1993 period due to decreased sales volumes pursuant to Order 636 and decreased average sales prices partially offset by increased transportation and gathering revenues.

     The increase in exploration and production revenues is due primarily to increased natural gas, condensate and natural gas liquids volumes partially offset by lower prices for all products.

     Other Income - Net. The decrease in 1994 from the comparable 1993 period is the result of decreased interest income from affiliates.

     Cost of Gas Sold. The decrease in 1994 from the comparable 1993 period is due primarily to decreased gas purchase volumes and rates, decreased storage gas costs and an increased credit for gas used in operations due to MMBtu pricing resulting from tariff changes implemented pursuant to Order 636.

     Operation and Maintenance. These expenses increased in the 1994 period primarily as a result of an increase in the valuation of gas used in operations which has a corresponding reduction in the cost of gas sold.

     Depreciation, Depletion and Amortization. These expenses increased in the 1994 period primarily as a result of an increase in the natural gas segments' depreciable plant and increased production volumes in the exploration and production segment.

     Operating Profit. The operating profit by segment was as follows (thousands of dollars):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 38,509        $ 36,012
   Exploration and production . . . . . . . . . . . . . . . . . . . . . . .        1,163           1,105
                                                                                --------        --------
                                                                                $ 39,672        $ 37,117
                                                                                --------        --------
                                                                                --------        --------

     The natural gas segment's operating profit increased by $2.5 million for the three months ended March 31, 1994, as increased transportation and gathering revenues and decreased cost of gas sold more than offset decreased sales volumes and lower average sales prices, increased operation and maintenance costs and increased depreciation, depletion and amortization expense.

     The operating profit for the exploration and production segment increased by $.1 million as a result of increased sales volumes partially offset by increased depreciation, depletion and amortization expense and higher operation and maintenance costs.

     Interest Expense. The decrease in the three months ended March 31, 1994, is primarily due to lower average debt outstanding.

                            Environmental Matters

     The Company's operations are subject to extensive federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction and maintenance of its pipeline facilities as well as its gas and oil exploration and production operations. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party in any "Superfund" waste disposal sites.

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

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Notes 4 and 5 of the Notes to Consolidated Financial Statements set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             None.

         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1994.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLORADO INTERSTATE GAS COMPANY
                                             (Registrant)



Date:  May 13, 1994         By:              DAN A. HOMEC
                               ----------------------------------------
                                             Dan A. Homec
                                              Controller
                                      (As Authorized Officer and
                                       Chief Accounting Officer)