Form 10-Q
period 1994-06-30
COLORADO INTERSTATE GAS CO
filed 1994-08-11
CIK 200155

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                                      OR

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

     As of July 29, 1994, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

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


               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                                June 30,        December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Plant, Property and Equipment, at cost:
   Gas pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       989,281    $      980,839
   Gas and oil properties, at full-cost . . . . . . . . . . . . . . . .             139,583           139,757
                                                                            ---------------    --------------
                                                                                  1,128,864         1,120,596

   Accumulated depreciation, depletion and amortization . . . . . . . .             617,045           601,890
                                                                            ---------------    --------------
                                                                                    511,819           518,706
                                                                            ---------------    --------------

Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 473               704
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              96,038           172,787
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . .             223,091           148,180
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,424             9,545
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . .               1,084               979
   Current portion of deferred income taxes . . . . . . . . . . . . . .              27,657            23,539
                                                                            ---------------    --------------
                                                                                    357,767           355,734
                                                                            ---------------    --------------

Other Assets:
   Other deferred charges . . . . . . . . . . . . . . . . . . . . . . .              21,427            27,187
                                                                            ---------------    --------------
                                                                            $       891,013    $      901,627
                                                                            ---------------    --------------
                                                                            ---------------    --------------



               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                                June 30,        December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value  . . . . . . . . . . . . . .     $     27,561        $     27,561
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           19,035              19,035
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .          329,434             311,451
                                                                            ------------        ------------
                                                                                 376,030             358,047
                                                                            ------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized
   550,000 shares, outstanding 5,560 shares-5.50% Series  . . . . . . .              556                 556
                                                                            ------------        ------------

Debt:
   Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          179,188             179,145
                                                                            ------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          203,797             233,802
   Accounts payable to affiliates . . . . . . . . . . . . . . . . . . .           34,211              43,786
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .           11,774               1,275
                                                                            ------------        ------------
                                                                                 249,782             278,863
                                                                            ------------        ------------

Deferred Credits:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .           81,062              80,684
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,395               4,332
                                                                            ------------        ------------
                                                                                  85,457              85,016
                                                                            ------------        ------------
                                                                            $    891,013        $    901,627
                                                                            ------------        ------------
                                                                            ------------        ------------














               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Thousands of Dollars)

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
Revenues:
   Operating revenues:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .      $  69,465  $   69,373  $ 162,565   $ 185,483
     Affiliates   . . . . . . . . . . . . . . . . . . . . .         25,101      14,963     41,836      31,836
                                                                 ---------  ---------   ---------   ---------
                                                                    94,566      84,336    204,401     217,319
   Other income - net . . . . . . . . . . . . . . . . . . .          2,172       1,705      3,448       5,011
                                                                 ---------  ---------   ---------   ---------
                                                                    96,738      86,041    207,849     222,330
                                                                 ---------  ---------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .         13,202       7,108     28,487      54,030
     Affiliates   . . . . . . . . . . . . . . . . . . . . .          1,473       3,229      1,895       7,595
                                                                 ---------  ---------   ---------   ---------
                                                                    14,675      10,337     30,382      61,625
   Operation and maintenance  . . . . . . . . . . . . . . .         38,467      37,073     83,099      73,666
   Depreciation, depletion and amortization . . . . . . . .          9,683       8,352     20,519      17,145
   Interest expense . . . . . . . . . . . . . . . . . . . .          4,751       5,220      9,421      10,430
   Taxes on income  . . . . . . . . . . . . . . . . . . . .          9,508       8,676     21,329      20,088
                                                                 ---------  ---------   ---------   ---------
                                                                    77,084      69,658    164,750     182,954
                                                                 ---------  ---------   ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .      $  19,654  $   16,383  $  43,099   $  39,376
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------


















               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                      1994            1993
                                                                                   -----------     ----------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    43,099     $   39,376
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . .           20,519         17,145
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           (4,028)           404
     Producer contract reformation cost recoveries  . . . . . . . . . . . . .            2,969             68
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,867           (606)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
        Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,749         58,084
        Receivables from affiliates . . . . . . . . . . . . . . . . . . . . .           11,093         (2,637)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              121           (217)
        Gas stored underground and prepaid expenses . . . . . . . . . . . . .            7,603          9,622
        Accounts payable and accrued expenses . . . . . . . . . . . . . . . .          (30,005)       (81,490)
        Accounts payable to affiliates  . . . . . . . . . . . . . . . . . . .          (18,280)        (1,968)
        Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,499         (4,158)
                                                                                   -----------     ----------
                                                                                       123,206         33,623
                                                                                   -----------     ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment . . . . . . . . . . . . . . . .          (23,410)       (33,909)
   Proceeds from sale of plant, property and equipment  . . . . . . . . . . .            1,023             49
   Investments - other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,229           (148)
   Net (increase) decrease in note receivable from associated company . . . .          (86,004)       217,514
   Gas supply prepayments and settlements . . . . . . . . . . . . . . . . . .              (15)           (47)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . . .              150          3,444
                                                                                   -----------     ----------
                                                                                      (107,027)       186,903
                                                                                   -----------     ----------

Cash Flow from Financing Activities:
   Net increase in notes payable  . . . . . . . . . . . . . . . . . . . . . .                -            701
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .              (10)           (12)
   Common dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .          (16,400)      (220,800)
                                                                                   -----------     ----------
                                                                                       (16,410)      (220,111)
                                                                                   -----------     ----------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . . .             (231)           415
Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . . .              704              9
                                                                                   -----------     ----------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       473     $      424
                                                                                   -----------     ----------
                                                                                   -----------     ----------


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

    Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $8.9 million and $10.2 million for the six months ended June 30, 1994 and 1993, respectively. Cash payments for income taxes amounted to $13.9 million and $23.9 million for the six months ended June 30, 1994 and 1993, respectively.

    Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $31.9 million and $52.6 million at June 30, 1994 and December 31, 1993, respectively.

2.  Income Taxes

    Provisions for income taxes are composed of the following (thousands of dollars):

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . .      $  13,108  $    9,059  $  22,716   $  17,476
     State  . . . . . . . . . . . . . . . . . . . . . . . .          1,461         933      2,641       2,208
                                                                 ---------  ----------  ---------   ---------
                                                                    14,569       9,992     25,357      19,684
                                                                 ---------  ----------  ---------   ---------

   Deferred Income Taxes
     Federal  . . . . . . . . . . . . . . . . . . . . . . .         (4,589)     (1,285)    (3,800)        718
     State  . . . . . . . . . . . . . . . . . . . . . . . .           (472)        (31)      (228)       (314)
                                                                 ---------  ----------  ---------   ---------
                                                                    (5,061)     (1,316)    (4,028)        404
                                                                 ---------  ----------  ---------   ---------

   Taxes on Income  . . . . . . . . . . . . . . . . . . . .      $   9,508  $    8,676  $  21,329   $  20,088
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

    Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3.  Common Stock

    All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.  Litigation and Regulatory Matters

    Litigation Matters

    In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. The matter has not been set for trial at this time.

    Other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

    Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations.

    Regulatory Matters

    On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636.

    On July 2, 1993, the Company submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceeding. That settlement was ultimately approved (except for minor issues), and the Company's restructured services became effective October 1, 1993. As of October 1, 1993, Colorado separated all of its services and separately contracts for each service on a stand-alone or "unbundled" basis. Gathering, storage and transportation services are provided at negotiated rates established between minimum and maximum levels approved by the FERC, while gas processing rates are not subject to FERC regulations.

    Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

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

5.  Take-or-Pay Obligations

    The Consolidated Balance Sheet includes assets of $7.2 million and $13.2 million at June 30, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. As a result of implementing Order 636 on October 1, 1993 (see Note 4 of Notes to Consolidated Financial Statements), future gas sales will be made at negotiated prices and will not be subject to regulatory price controls. This will not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that the Company may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993 may continue to be recovered pursuant to FERC's Order No. 528.

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

    The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC approved settlements with customers. Such provisions and accruals were not material to the Company for the calendar year 1993 and the six-month period ended June 30, 1994.

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

                                                                                   Twelve Months Ended
                                                                            --------------------------------
                                                                                June 30,       December 31,
                                                                                  1994             1993
                                                                            ----------------   -------------
                                                                               (Unaudited)
     Cash flow from operating activities to capital expenditures
        and debt service requirements . . . . . . . . . . . . . . . . . . .      193.3%            80.0%
     Total debt to total capitalization   . . . . . . . . . . . . . . . . .       32.2%            33.3%
     Times interest earned (before tax)   . . . . . . . . . . . . . . . . .        7.0              6.5

    The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes and a decrease in capital expenditures. The decrease in the total debt to total capitalization ratio is due to increased retained earnings resulting from first half 1994 earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

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

                            Results of Operations

    On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see
Note 4 of Notes to Consolidated Financial Statements). The intent of Order 636 is to ensure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly demand charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. In addition, the adoption of Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

    On July 2, 1993, the Company submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceeding. That settlement was ultimately approved (except for minor issues), and the Company's restructured services became effective October 1, 1993. As of October 1, 1993, Colorado separated all of its services and separately contracts for each service on a stand-alone or "unbundled" basis. Gathering, storage and transportation services are provided at negotiated rates established between minimum and maximum levels approved by the FERC, while gas processing rates are not subject to FERC regulations.

    Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

    As a result of Order No. 636 (as well as the FERC's earlier orders requiring pipelines to offer "open access" service), Colorado competes with numerous other providers for its gas sales services as well as its gathering, transportation and storage services.

    The change in the Company's earnings for the three and six month periods ended June 30, 1994, in comparison to the corresponding periods in 1993, is a result of the following:

    Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . .      $  91,336  $   82,831  $ 196,890   $ 215,677
   Exploration and production . . . . . . . . . . . . . . .          4,775       2,517     11,717       7,605
   Eliminations . . . . . . . . . . . . . . . . . . . . . .         (1,545)     (1,012)    (4,206)     (5,963)
                                                                 ---------  ----------  ---------   ---------

                                                                 $  94,566  $   84,336  $ 204,401   $ 217,319
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

    Operating revenues from natural gas operations for the three month period ended June 30, 1994, increased from the comparable 1993 period due to increased transportation and gathering volumes, gas sales volumes and contract storage revenues offset by a decrease in the average gas sales price. Operating revenues for the six month period ending June 30, 1994 decreased from the comparable 1993 period due to a decrease in the average gas sales price and reduced volumes, pursuant to Order 636, partially offset by increased transportation and gathering revenues.

    The increase in exploration and production revenues for both the three month and six month periods ended June 30, 1994 is due primarily to increased natural gas and condensate volumes partially offset by lower oil volumes and lower prices for all products.

    Other Income - Net. The increase in the three month period ended June 30, 1994 and the decrease in the six month period ended June 30, 1994 are due to changes in interest income from affiliates.

    Cost of Gas Sold. The increase in the three month period ended June 30, 1994 from the comparable 1993 period is due to reduced purchase gas cost deferrals pursuant to Order 636 and increased gas purchase volumes. This was partially offset by decreased average gas purchase rates and increased credit for gas used in operations due to MMBtu pricing resulting from tariff changes implemented pursuant to Order 636. The decrease in the six month period ended June 30, 1994 is due primarily to an increased credit for gas used in operations and lower gas purchase costs as a result of decreased purchase volumes and rates.

    Operation and Maintenance. These expenses increased in both 1994 periods over the comparable 1993 periods as a result of increased gas used in operations, which has a corresponding reduction in the cost of gas sold, and outside services partially offset by decreases in property taxes, gas transportation costs paid to others and operating supplies.

    Depreciation, Depletion and Amortization. These expenses increased in both 1994 periods over the comparable 1993 periods primarily as a result of increased production volumes in the exploration and production segment.

    Operating Profit. The operating profit by segment was as follows (thousands of dollars):

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . .      $  32,786  $   30,321  $  71,295   $  66,333
   Exploration and production . . . . . . . . . . . . . . .            131        (637)     1,294         468
                                                                 ---------  ----------  ---------   ---------
                                                                 $  32,917  $   29,684  $  72,589   $  66,801
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

    The natural gas segment's operating profit for the three month period ended June 30, 1994 increased by $2.5 million over the comparable 1993 period as increases in transportation and gathering revenues, gas sales volumes and contract storage revenues more than offset lower average sales prices and increases in the cost of gas sold and other operating charges. The increase of $5.0 million for the six month period ended June 30, 1994 over the same period in 1993 is primarily a result of increases in transportation, gathering and contract storage revenues, which more than offset decreased sales revenues net of cost of gas sold and other increased operating charges.

    The operating profit for the exploration and production segment increased by $.8 for both the three month and six month periods ended June 30, 1994, compared with the same periods in 1993, as a result of increased sales volumes partially offset by increased depreciation, depletion and amortization expenses and higher operation and maintenance expenses.

    Interest Expense. The decreases in 1994 from the comparable 1993 periods are primarily due to lower average debt outstanding.

    Taxes on Income. Income taxes increased for both the three and six month periods ending June 30, 1994, compared with the same periods in 1993, due to increased earnings before taxes and a higher effective federal income tax rate.

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

    There are additional areas of environmental remediation responsibilities which may fall upon the Company. Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws. Compliance with all applicable environmental protection laws is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1994.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COLORADO INTERSTATE GAS COMPANY
                                                      (Registrant)



Date:  August 11, 1994                  By:           DAN A. HOMEC
                                            ---------------------------------
                                                      Dan A. Homec
                                                Assistant Vice President
                                                     and Controller
                                               (As Authorized Officer and
                                                Chief Accounting Officer)