Form 10-Q
period 1994-09-30
COLORADO INTERSTATE GAS CO
filed 1994-11-14
CIK 200155

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

For the quarterly period ended September 30, 1994
                                      OR

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

    As of October 31, 1994, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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


               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                             September 30,      December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Plant, Property and Equipment, at cost:
   Gas pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,009,592    $      980,839
   Gas and oil properties, at full-cost . . . . . . . . . . . . . . . .             142,310           139,757
                                                                            ---------------    ---------------
                                                                                  1,151,902         1,120,596

   Accumulated depreciation, depletion and amortization . . . . . . . .             625,844           601,890
                                                                            ---------------    ---------------
                                                                                    526,058           518,706
                                                                            ---------------    ---------------

Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 508               704
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              85,529           172,787
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . .             221,619           148,180
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,308             9,545
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . .                 682               979
   Current portion of deferred income taxes . . . . . . . . . . . . . .              35,986            23,539
                                                                            ---------------    ---------------
                                                                                    353,632           355,734
                                                                            ---------------    ---------------

Other Assets:
   Other deferred charges . . . . . . . . . . . . . . . . . . . . . . .              20,762            27,187
                                                                            ---------------    ---------------
                                                                            $       900,452    $      901,627
                                                                            ---------------    ---------------
                                                                            ---------------    ---------------



               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                             September 30,      December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value  . . . . . . . . . . . . . .     $     27,561        $     27,561
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           19,035              19,035
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .          342,306             311,451
                                                                            ------------        ------------
                                                                                 388,902             358,047
                                                                            ------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized
   550,000 shares, outstanding 5,560 shares-5.50% Series  . . . . . . .              556                 556
                                                                            ------------        ------------

Debt:
   Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          179,207             179,145
                                                                            ------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          221,870             233,802
   Accounts payable to affiliates . . . . . . . . . . . . . . . . . . .           14,388              43,786
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .            7,566               1,275
                                                                            ------------        ------------
                                                                                 243,824             278,863
                                                                            ------------        ------------

Deferred Credits:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .           82,985              80,684
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,978               4,332
                                                                            ------------        ------------
                                                                                  87,963              85,016
                                                                            ------------        ------------
                                                                            $    900,452        $    901,627
                                                                            ------------        ------------
                                                                            ------------        ------------













               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Thousands of Dollars)

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
Revenues:
   Operating revenues:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .      $  57,856  $   91,501  $ 220,421   $ 276,984
     Affiliates   . . . . . . . . . . . . . . . . . . . . .         19,147      13,837     60,983      45,673
                                                                 ---------  ----------  ---------   ---------
                                                                    77,003     105,338    281,404     322,657
   Other income - net . . . . . . . . . . . . . . . . . . .          2,518       1,313      5,966       6,324
                                                                 ---------  ----------  ---------   ---------
                                                                    79,521     106,651    287,370     328,981
                                                                 ---------  ----------  ---------   ---------

Costs and Expenses:
   Cost of gas sold:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .          4,055      28,881     32,542      82,911
     Affiliates   . . . . . . . . . . . . . . . . . . . . .          3,180       2,481      5,075      10,076
                                                                 ---------  ----------  ---------   ---------
                                                                     7,235      31,362     37,617      92,987
   Operation and maintenance  . . . . . . . . . . . . . . .         39,137      38,180    122,236     111,846
   Depreciation, depletion and amortization . . . . . . . .         10,242       9,934     30,761      27,079
   Interest expense . . . . . . . . . . . . . . . . . . . .          4,733       5,150     14,154      15,580
   Taxes on income  . . . . . . . . . . . . . . . . . . . .          5,296       7,568     26,625      27,656
                                                                 ---------  ----------  ---------   ---------
                                                                    66,643      92,194    231,393     275,148
                                                                 ---------  ----------  ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .      $  12,878  $   14,457  $  55,977   $  53,833
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------


















               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      1994            1993
                                                                                   -----------     ----------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    55,977     $   53,833
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . .           30,761         27,079
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          (10,704)         4,013
     Producer contract reformation cost recoveries  . . . . . . . . . . . . .            3,012          1,212
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,233        (13,248)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
        Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           87,258         16,945
        Receivables from affiliates . . . . . . . . . . . . . . . . . . . . .            2,749          5,631
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              237           (432)
        Gas stored underground and prepaid expenses . . . . . . . . . . . . .              115         30,955
        Accounts payable and accrued expenses . . . . . . . . . . . . . . . .          (11,932)       (63,436)
        Accounts payable to affiliates  . . . . . . . . . . . . . . . . . . .          (21,204)        (4,400)
        Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,291        (13,145)
                                                                                   -----------     ----------
                                                                                       145,793         45,007
                                                                                   -----------     ----------
Cash Flow from Investing Activities:
   Purchases of plant, property and equipment . . . . . . . . . . . . . . . .          (40,447)       (62,924)
   Proceeds from sale of plant, property and equipment  . . . . . . . . . . .            1,099             71
   Investments - other  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,563           (148)
   Net (increase) decrease in note receivable from associated company . . . .          (76,188)       236,894
   Gas supply prepayments and settlements . . . . . . . . . . . . . . . . . .              (28)        (1,513)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . . .              330          4,881
                                                                                   -----------     ----------
                                                                                      (112,671)       177,261
                                                                                   -----------     ----------
Cash Flow from Financing Activities:
   Net decrease in notes payable  . . . . . . . . . . . . . . . . . . . . . .                            (712)
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .              (18)           (23)
   Common dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .          (33,300)      (220,800)
                                                                                   -----------     ----------
                                                                                       (33,318)      (221,535)
                                                                                   -----------     ----------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . . .             (196)           733
Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . . .              704              9
                                                                                   -----------     ----------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       508     $      742
                                                                                   -----------     ----------
                                                                                   -----------     ----------



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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $8.7 million and $10.2 million for the nine months ended September 30, 1994 and 1993, respectively. Cash payments for income taxes amounted to $31.0 million and $36.8 million for the nine months ended September 30, 1994 and 1993, respectively.

     Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $22.5 million and $52.6 million at September 30, 1994 and December 31, 1993, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . .      $  10,881  $    3,554  $  33,597   $  21,030
     State  . . . . . . . . . . . . . . . . . . . . . . . .          1,091         405      3,732       2,613
                                                                 ---------  ----------  ---------   ---------
                                                                    11,972       3,959     37,329      23,643
                                                                 ---------  ----------  ---------   ---------

   Deferred Income Taxes
     Federal  . . . . . . . . . . . . . . . . . . . . . . .         (5,964)      3,026     (9,764)      3,744
     State  . . . . . . . . . . . . . . . . . . . . . . . .           (712)        583       (940)        269
                                                                 ---------  ----------  ---------   ---------
                                                                    (6,676)      3,609    (10,704)      4,013
                                                                 ---------  ----------  ---------   ---------

   Taxes on Income  . . . . . . . . . . . . . . . . . . . .      $   5,296  $    7,568  $  26,625   $  27,656
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

     Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. The matter has been set for trial on November 29, 1994.

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

     Colorado's gas sales for resale contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

     On March 31, 1993, the Company filed at FERC under Docket RP93-99 to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect the Company's Order 636 program) became effective subject to refund on October 1, 1993. On August 16, 1994 the Company submitted an offer of settlement which resolved all of the issues in the case and established final rates (which are not subject to any refund obligation) for the period beginning October 1, 1993. At its public meeting of November 9, 1994, the FERC adopted an order approving the settlement. The Company will be required to make refunds as a result of the approval of the settlement. Such refunds will be distributed in early 1995. The Company has fully accrued for these refunds and therefore such refunds will not have an adverse effect on its consolidated financial position or results of operations.

     Certain rate issues remain unresolved between the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these issues, it cannot estimate when each of these issues will be resolved.

5.   Take-or-Pay Obligations

     The Consolidated Balance Sheet includes assets of $7.0 million and $13.2 million at September 30, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. As a result of the implementation of Order 636 on October 1, 1993 (see Note 4 of Notes to Consolidated Financial Statements), gas sales are made at negotiated prices and are not subject to regulatory price controls. This does not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that the Company may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993 may continue to be recovered pursuant to FERC's Order No. 528.

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

     The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC approved settlements with customers. Such provisions and accruals were not material to the Company for the calendar year 1993 and the nine-month period ended September 30, 1994.


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

                                                                                   Twelve Months Ended
                                                                            --------------------------------
                                                                              September 30,    December 31,
                                                                                  1994             1993
                                                                            ----------------   -------------
                                                                               (Unaudited)

     Cash flow from operating activities to capital expenditures
        and debt service requirements . . . . . . . . . . . . . . . . . . .      241.7%            80.0%
     Total debt to total capitalization   . . . . . . . . . . . . . . . . .       31.5%            33.3%
     Times interest earned (before tax)   . . . . . . . . . . . . . . . . .        7.0              6.5

     The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes and a decrease in capital expenditures. The decrease in the total debt to total capitalization ratio is due to increased retained earnings resulting from the first nine month's 1994 earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

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

                            Results of Operations

     On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see
Note 4 of Notes to Consolidated Financial Statements). The intent of Order 636 is to ensure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. In addition, the adoption of Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

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

     Colorado's gas sales for resale contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year.
Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

     As a result of Order 636 (as well as the FERC's earlier orders requiring pipelines to offer "open access" service), Colorado competes with numerous other providers for its gas sales services as well as its gathering, transportation and storage services.

     The change in the Company's earnings for the three and nine month periods ended September 30, 1994, in comparison to the corresponding periods in 1993, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . .      $  73,814  $  103,845  $ 270,704   $ 319,522
   Exploration and production . . . . . . . . . . . . . . .          5,688       5,625     17,405      13,230
   Eliminations . . . . . . . . . . . . . . . . . . . . . .         (2,499)     (4,132)    (6,705)    (10,095)
                                                                 ---------  ----------  ---------   ---------

                                                                 $  77,003  $  105,338  $ 281,404   $ 322,657
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

     The operating revenues from natural gas operations for the three month period ended September 30, 1994 decreased from the comparable 1993 period due primarily to recording in 1993 the sale of storage gas inventory pursuant to Order 636, a decrease in average gas sales prices and an increase in rate reservations partially offset by increased sales volumes and increased transportation and gathering volumes and rates. Operating revenues from natural gas operations for the nine month period ended September 30, 1994 decreased from the comparable 1993 period due to the 1993 sale of storage gas inventory, decreased average gas sales prices and volumes and an increase in rate reservations partially offset by increased average prices and volumes of gas transported and gathered.

     The increase in exploration and production revenues for both the three month and nine month periods ended September 30, 1994 is due primarily to the increased sale of natural gas and condensate volumes partially offset by reduced oil sales volumes and lower prices for all products.

     Other Income   Net.  The net increase in the three month period ended
September 30, 1994 and the net decrease in the nine month period ended September 30, 1994 are due to changes in interest income from affiliates as a result of fluctuating loan amounts and rates.

     Cost of Gas Sold. The decrease for the three month period ended September 30, 1994 from the comparable 1993 period is due primarily to the decrease in storage gas costs associated with the 1993 Order 636 storage gas inventory sale, decreased average gas purchase rates and an increased credit for gas used in operations partially offset by reduced purchase gas cost deferrals pursuant to Order 636 and increased gas purchase volumes. The decrease for the nine month period ended September 30, 1994 from the comparable 1993 period is due to the 1993 storage gas inventory sale, a decrease in average gas purchase rates and volumes and an increased credit for gas used in operations offset by reduced purchase gas cost deferrals.

     Operation and Maintenance. These expenses increased in both 1994 periods as a result of increased gas used in operations, which has a corresponding reduction in the cost of gas sold, partially offset by decreased gas transportation costs paid to others.

     Depreciation, Depletion and Amortization. These expenses increased in both 1994 periods as a result of an increase in the natural gas segment's depreciable plant and increased production volumes in the exploration and production segment.

     Operating Profit. The operating profit by segment was as follows (thousands of dollars):

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . .      $  21,146  $   26,457  $  92,441   $  92,790
   Exploration and production . . . . . . . . . . . . . . .            742         609      2,036       1,077
                                                                 ---------  ----------  ---------   ---------
                                                                 $  21,888  $   27,066  $  94,477   $  93,867
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

     The natural gas segment's operating profit decreased by $5.3 million for the three month period ended September 30, 1994 due to decreased average gas sales prices, an increase in rate reservations, increased operation and maintenance expense, and increased depreciation, depletion and amortization partially offset by increased gas sales volumes and increases in transportation and gathering volumes and rates. The decrease of $.3 million for the nine month period ended September 30, 1994 is primarily due to decreased average gas sales prices and volumes, increased rate reservations, increased operation and maintenance expense, and increased depreciation, depletion and amortization offset by increased average prices and volumes of gas transported and gathered and decreased average gas purchase rates and volumes.

     The operating profit for the exploration and production segment increased by $.1 million for the three month period and $1.0 million for the nine month period ended September 30, 1994 as increased gas sales volumes more than offset increased depreciation, depletion and amortization expense.

     Interest Expense. The decreases in 1994 from the comparable 1993 periods are primarily due to lower average debt outstanding as a result of the early redemption of notes during the fourth quarter of 1993.

     Taxes on Income. The decrease in the three month period ended September 30, 1994 from the comparable 1993 period is the result of decreased earnings before income taxes. The decrease in the nine month period ended September 30, 1994 from the comparable 1993 period is due primarily to tax credits utilized by the exploration and production segment partially offset by increased earnings before income taxes.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.
Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             (27)  Financial Data Schedule.
         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1994.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COLORADO INTERSTATE GAS COMPANY
                                              (Registrant)



Date:  November ___, 1994          By:        DAN A. HOMEC
                                      ----------------------------
                                              Dan A. Homec
                                        Assistant Vice President
                                             and Controller
                                       (As Authorized Officer and
                                        Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                             Description
- --------------------------------------------------------------------------------------------------------------------------------
  27               Financial Data Schedule
