Form 10-K405
period 1994-12-31
COLORADO INTERSTATE GAS CO
filed 1995-03-31
CIK 200155

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1994 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to _____________________

Commission file number 1-4874


                        COLORADO INTERSTATE GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               84-0173305
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


      TWO NORTH NEVADA AVENUE
     COLORADO SPRINGS, COLORADO                      80903-1727
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (719) 473-2300


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange
        Title of each class                      on which registered
        -------------------                   ------------------------

  10% Senior Debentures, due 2005             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Title of each class
                  -------------------

  Cumulative Preferred Stock, $100 par value, 5.50% Series

                             ---------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                       -----        -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  As of March 15, 1995, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:  None


================================================================================

                               TABLE OF CONTENTS


ITEM NO.                                                                   PAGE
- --------                                                                   ----
         Glossary.......................................................   (ii)

                                    PART I

   1.    Business.......................................................     1
           Introduction.................................................     1
           Natural Gas System...........................................     1
             Operations.................................................     1
               General..................................................     1
               Gas Sales, Storage and Transportation....................     1
               Gas Gathering and Processing.............................     2
               Competition..............................................     2
             Gas System Reserves........................................     3
               General..................................................     3
               Reserves.................................................     3
               Reserves Dedicated to a Particular Customer..............     3
             Regulations Affecting Gas System...........................     3
               General..................................................     3
               Rate Matters.............................................     4
           Gas and Oil Exploration and Production.......................     5
           Environmental................................................     5
           Other Developments...........................................     6
   2.    Properties.....................................................     6
   3.    Legal Proceedings..............................................     6
   4.    Submission of Matters to a Vote of Security Holders............     6

                                    PART II

   5.    Market for the Registrant's Common Equity and Related
          Stockholder Matters...........................................     7
   6.    Selected Financial Data........................................     7
   7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     7
   8.    Financial Statements and Supplementary Data....................     7
   9.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..........................................     7

                                    PART III

  10.    Directors and Executive Officers of the Registrant.............     8
  11.    Executive Compensation.........................................    10
  12.    Security Ownership of Certain Beneficial Owners and Management.    18
  13.    Certain Relationships and Related Transactions.................    22

                                    PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K......................................................    23

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

"Huddleston" means Huddleston & Co., Inc., Houston, Texas

"Mcf" means thousand cubic feet

"MMcf" means million cubic feet

"NGA" means Natural Gas Act of 1938, as amended

"NGL" means natural gas liquids

"Order 636" means FERC Order No. 636 which is more fully described in Item 1,
   "Business, Regulations Affecting Gas System - General"

"WIC" means Wyoming Interstate Company, Ltd.





NOTE: All natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

                                     (ii)

                                     PART I

ITEM 1.  BUSINESS.

                                  INTRODUCTION

   Colorado is a Delaware corporation organized in 1927. All of Colorado's outstanding common stock is owned by Coastal Natural Gas, which is a wholly-owned subsidiary of Coastal. Colorado owns and operates an interstate natural gas pipeline system and also has gas and oil exploration and production operations. At December 31, 1994, the Company had 1,110 employees.

   The revenues and operating profit of the Company by industry segment for each of the three years in the period ended December 31, 1994, and the related identifiable assets as of December 31, 1994, 1993 and 1992, are set forth in
Note 12 of Notes to Consolidated Financial Statements included herein.



                               NATURAL GAS SYSTEM


OPERATIONS

GENERAL

   The Company is involved in the production, gathering, processing, transportation, storage and sale of natural gas. Colorado purchases and produces natural gas and makes sales of such gas at the wellhead principally to local gas distribution companies for resale. Separately, Colorado contracts to gather, process, transport and store natural gas owned by third parties.

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

   The Company's principal pipeline facilities at December 31, 1994 consisted of 6,356 miles of pipeline and 66 compressor stations with approximately 348,000 installed horsepower. At December 31, 1994, the design peak day delivery capacity of the transmission system was approximately 2.0 Bcf per day. The underground storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 769 MMcf.

GAS SALES, STORAGE AND TRANSPORTATION

   Beginning in October 1993, Colorado implemented Order 636 on its system and as a result, Colorado's gas sales contracts have been unbundled and such sales are now made at the producer wellhead. Colorado's gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale at such time as the contracts expire and without prior FERC approval. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

   Effective October 1, 1993, Colorado assigned an undivided interest in a portion of its company-owned leases to a new subsidiary. The subsidiary contracts to sell the production to Colorado's Merchant Division, which utilizes the gas primarily for its sales to Colorado's traditional customers. The reserve volumes reported represent those interests retained by Colorado together with those assigned to the new subsidiary.

   Gas sales revenues were $139 million in 1994, compared to $223 million in 1993 and $261 million in 1992. The decreases are due largely to the fact that prior to the mandated restructuring under Order 636, the costs of providing gathering, storage and transportation services for sales customers were recovered as part of the total resale rate and were classified as part of gas sales revenue. Subsequent to restructuring, these costs are now recovered under separate rates for each service.

   Colorado has engaged in "open access" transportation and storage of gas owned by third parties for several years. In addition, prior to October 1, 1993, Colorado provided storage and transportation services as part of its "bundled" sales service. As a result of Order 636, the Company has "unbundled" these services from its sales services and continues to provide these services to third parties under individual contracts. Such services are at negotiated rates that are within minimum and maximum levels approved by the FERC. Also, pursuant to Order 636, the Company, on September 30, 1993, sold all of its working gas except for 3.8 Bcf which it retained for operational needs.

   Colorado's deliveries for the years 1994, 1993 and 1992 are as follows:

                  Total System     Daily Average
     Year          Deliveries    System Deliveries
- ---------------  --------------  -----------------
                     (Bcf)             (MMcf)

     1994             436               1,195
     1993             453               1,241
     1992             428               1,169

GAS GATHERING AND PROCESSING

   Colorado provides gathering and processing services on an "unbundled" or stand-alone basis. The Company contracts for these services under terms which are negotiated. With respect to gathering, the Company is limited to charging rates which are between minimum and maximum levels approved by the FERC. Processing terms are not subject to FERC approval, but Colorado is required to provide "open access" to its processing facilities.

   Colorado has approximately 3,000 miles of gathering lines and approximately 110,200 horsepower of compression in its gathering operations. Colorado owns and operates six gas processing plants which recovered approximately 88 million gallons of liquid hydrocarbons in 1994, compared to 86 million gallons in 1993 and 77 million gallons in 1992, and 4,300 long tons of sulfur in 1994, compared to 4,400 long tons in 1993 and 3,600 long tons in 1992. Additionally, in 1994, Colorado processed approximately 6 million gallons of liquid hydrocarbons owned by others compared to 12 million in 1993 and 10 million in 1992. These plants, with a total operating capacity of approximately 697 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

COMPETITION

   Colorado has historically competed with interstate and intrastate pipeline companies in the sale, transportation and storage of gas and with independent producers, brokers, marketers and other pipelines in the gathering, processing and sale of gas within its service areas. On October 1, 1993, the Company implemented Order 636 on its system and as a consequence its gas sales contracts have been unbundled at the producer wellhead. Order 636 also mandated implementation of capacity release and secondary delivery point options allowing a pipeline's firm transportation customers to compete with the pipeline for interruptible transportation. Additional information on Order 636 is included under "Regulations Affecting Gas System" included herein.

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


GAS SYSTEM RESERVES

GENERAL

   Colorado, through its unincorporated Merchant Division, continues to make natural gas sales to a number of customers. In 1995, Colorado has sales contract commitments of approximately 65,000 MMcf. Colorado will meet its sales commitments primarily with purchases from third parties under existing contracts and with production of Company-owned reserves. Colorado will also make monthly spot gas purchases, if needed.

RESERVES

   The table below represents estimates of the Company's owned reserves as of December 31, 1994, 1993, and 1992 (Bcf), as prepared by Huddleston, Colorado's independent engineers.

                                              1994     1993    1992
                                              ----     ----    ----
   Owned or controlled by Colorado..........   383     433     478


   The estimates of controlled gas reserves include quantities economically recoverable over the productive life of existing wells and quantities estimated to be recoverable in the future, either from completions in other productive zones of existing wells or from additional wells to be drilled in proven reservoirs currently controlled by Colorado. The independent engineers' estimates of reserves are based upon new analyses or upon a review of earlier analyses updated by production and field performance.

   At December 31, 1994, Colorado maintained under its own account 2 Bcf of natural gas in underground working storage for system balancing. The Company has an additional 38 Bcf of base gas in its four owned storage fields.

RESERVES DEDICATED TO A PARTICULAR CUSTOMER

   Colorado is committed to sell gas to Mesa Operating Company ("Mesa"), a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Mesa. Effective October 1, 1993, an undivided interest in the West Panhandle Field leases, related to this 23% of the total net production not committed to Mesa, was assigned by Colorado to a new subsidiary. The reserve volumes reported represent those retained by Colorado as well as those assigned to the new subsidiary.


REGULATIONS AFFECTING GAS SYSTEM

GENERAL

   Under the NGA, the FERC has jurisdiction over Colorado as to rates and charges for the transportation and storage of natural gas and the construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the FERC has certificate authority over gas sales for resale in interstate commerce, but under Order 636, had determined that it will not regulate sales rates. Additionally, the FERC has asserted rate-regulation (but not certificate regulation) over gathering. Colorado is challenging the FERC's assertion of rate jurisdiction over gathering, but has agreed in a settlement that for three years beginning October 1, 1993, Colorado will post in its tariff the minimum and maximum gathering rates which will be established and approved by the FERC. Colorado, where required, holds certificates of public convenience and necessity issued by the FERC covering its jurisdictional facilities, activities and services.

   Colorado is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the Department of Transportation. Operations on United States government land are regulated by the Department of the Interior.

   FERC Order Nos. 500 and 528 allowed regulated pipelines, including Colorado, to recover, through a fixed charge, from 25% to 50% of the cost of payments made to producers to extinguish outstanding claims under existing gas purchase contracts or to secure reformation of existing contracts. Fixed charges are paid by pipeline sales customers without regard to volumes of gas purchased. Under this election, however, an amount equivalent to the amount included in the fixed charge must be borne by the pipeline. Colorado has incurred costs related to contract reformation and settlements of take-or-pay claims, a portion of which has been recovered under Order Nos. 500 and 528.

   On April 8, 1992, the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. The case is currently in the briefing phase before the United States Court of Appeals for the D.C. Circuit. Notwithstanding those appeals, the Company has successfully complied with the requirements of Order 636.

   On July 2, 1993, the Company submitted to the FERC an unanimous offer of settlement which resolved all the Order 636 restructuring issues which had been raised in its restructuring proceedings. That settlement was ultimately approved (except for minor issues), and the Company's restructured services became
effective October 1, 1993.   As of October 1, 1993, the Company separated all of
its services and separately contracts for each service on a stand-alone or "unbundled" basis. Gathering, storage and transportation services are provided at negotiated rates established between minimum and maximum levels approved by the FERC, while gas processing rates are not subject to FERC regulations.

RATE MATTERS

   Colorado's gas sales for resale contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Pursuant to Order 636, Colorado's gas sales have been unbundled at the producer wellhead. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

   On March 31, 1993, Colorado filed at FERC under Docket RP93-99 to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect Colorado's Order 636 program) became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by the Company which resolved all of the issues in the proceeding. The Company has implemented the rates established in the settlement for prospective application and will be required to make refunds as a result of the approval of the settlement. Such refunds will be distributed in March 1995. The Company has fully accrued for these refunds and therefore such refunds will not have an adverse effect on its consolidated financial position or results of operations.

   Certain regulatory issues remain unresolved among the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

GAS AND OIL EXPLORATION AND PRODUCTION

   The Company has domestic gas and oil production operations. The gas is delivered primarily to Colorado's interstate gas pipeline system while the crude oil and condensate are sold at the wellhead to oil purchasing companies at prevailing market prices. The production of gas and oil is subject to regulation in states in which the Company operates.

   The following table shows gas, oil and condensate production volumes of the Company, including quantities attributable to its natural gas system, for the three years ended December 31, 1994:

                                1994    1993    1992
                               ------  ------  ------

   Gas (MMcf)................  61,046  56,454  55,150
   Oil (000 barrels).........       8       8       5
   Condensate (000 barrels)..      74      49      42

   The following table summarizes sales price and unit cost information of the Company's exploration and production operations for the three years ended December 31, 1994:

                                                         1994    1993    1992
                                                        ------  ------  ------

   Average sales price (net of production taxes):
      Gas - per Mcf...................................  $ 1.44  $ 1.81  $ 1.66
      Oil - per barrel................................   14.38   15.18   17.76
      Condensate - per barrel.........................   15.09   15.92   16.44

   Average production cost per unit (equivalent Mcf)..  $ 0.37  $ 0.51  $ 0.39

   At December 31, 1994, the gas and oil properties of the Company included leasehold interests covering 471,047 acres (353,978 net acres), of which 385,978 acres (320,852 net acres) were producing and 85,069 acres (33,126 net acres) were undeveloped. The net producing acreage, held by production, is concentrated principally in Texas (78%), Oklahoma (8%), Wyoming (6%) and Utah (6%). The net undeveloped acreage, not held by production, is principally in Wyoming (45%), Montana (22%) and Colorado (19%).

   The Company drilled 19 gross (7.68 net) gas wells, 22 gross (12.53 net) gas wells, and 39 gross (34.41 net) gas wells in 1994, 1993 and 1992, respectively.

   Information on Company-owned reserves of oil and gas is included herein under "Supplemental Information on Oil and Gas Producing Activities (Unaudited)" in
Item 14(a)1 included herein.



                                 ENVIRONMENTAL

   The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund", as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party

("PRP") in any "Superfund" waste disposal sites. However, the Company has received notice from a committee formed from a group of 55 companies who are named as PRPs at one site requesting the Company pay a de minimis share (approximately $36,000) of the associated clean-up costs.

   There are additional areas of environmental remediation responsibilities which may fall upon the Company. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

   Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.



                               OTHER DEVELOPMENTS

   In March 1994, the Company sold its interest in Natural Fuels Corporation to CIC Stock Corporation, an affiliate.

ITEM 2.  PROPERTIES.

   Information on properties of Colorado is included in Item 1, "Business," included herein.

   The real property owned by the Company in fee consists principally of sites for compressor and metering stations and microwave and terminal facilities. With respect to the four owned storage fields, the Company holds title to gas storage rights representing ownership of, or has long-term leases on, various subsurface strata and surface rights and also holds certain additional mineral rights. Under the NGA, the Company may acquire by the exercise of the right of eminent domain, through proceedings in U.S. District Courts or in state courts, necessary rights-of-way to construct, operate and maintain pipelines and necessary land or other property for compressor and other stations and equipment necessary to the operation of pipelines.

ITEM 3.  LEGAL PROCEEDINGS.

   In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. Trial has been set for March 22, 1995.

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

   Certain preferred stock resolutions restrict the payment of dividends on common stock. Under the most restrictive of these provisions, approximately $364.8 million was available for dividends on the common stock of the Company at December 31, 1994. Additional information relating to dividends is set forth under the "Statement of Consolidated Retained Earnings and Additional Paid-In Capital" included herein.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial data (in thousands of dollars) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                                  Year Ended December 31,
                                                   ------------------------------------------------------
                                                     1994      1993       1992        1991        1990
                                                   --------  --------  ----------  ----------  ----------

Operating revenues...............................  $385,289  $438,014  $  402,220  $  375,244  $  372,854
Net earnings.....................................    78,507    73,178      84,075      82,757      64,380
Total assets.....................................   962,111   901,627   1,097,178   1,023,586   1,016,781
Long-term debt, excluding current maturities.....   179,225   179,145     195,278     203,404     215,530
Mandatory redemption preferred stock, excluding
 shares redeemable within one year...............       556       556         556         906       3,898
Common stock and other stockholders' equity......   411,423   358,047     525,400     503,946     428,320

- ----------------
   All of the outstanding common stock of Colorado is owned by Coastal Natural Gas; therefore, earnings and cash dividends per common share have no significance and are not presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The directors and executive officers of Colorado as of March 15, 1995, were as follows:

NAME (AGE), YEAR FIRST ELECTED       POSITIONS AND OFFICES
   DIRECTOR AND/OR OFFICER            WITH THE REGISTRANT
- ------------------------------       ---------------------
Harold Burrow (80), 1974             Chairman of the Board of Directors
Jon R. Whitney (50), 1987 and 1974   President, Chief Executive Officer and
                                       Director
Richard L. Anderson (58), 1989       Director
David A. Arledge (50), 1981          Director
James F. Cordes (54), 1986           Director
Peter J. King, Jr. (73), 1989        Director
Roger L. Ogden (49), 1989            Director
Paul W. Powers (52), 1989            Director
William B. Tutt, (53), 1989          Director
O. S. Wyatt, Jr. (70), 1972          Director
C. Scott Hobbs (41), 1985            Executive Vice President and Chief
                                       Operating Officer
Daniel F. Collins (53), 1986         Senior Vice President
Donald H. Gullquist (51),1994        Senior Vice President
Rebecca H. Noecker (43), 1988        Senior Vice President, General Counsel and
                                       Director
Austin M. O'Toole (59), 1984         Senior Vice President and Secretary
Coby C. Hesse (47), 1986             Senior Vice President
Richard G. Smead (48), 1988          Senior Vice President
Donald J. Zinko (50), 1988           Senior Vice President
Paul Dallas Childress (56), 1985     Vice President
Steven J. Coffin (39), 1990          Vice President
Ronald A. Gillet (53), 1993          Vice President
Thomas E. Jackson, Jr. (55), 1989    Vice President
Ronald D. Matthews (47), 1994        Vice President and Treasurer
Robert O. Reid (48), 1985            Vice President
E. C. Simpson (59), 1990             Vice President
William H. Sparger (52), 1992        Vice President
Steven W. Zuckweiler (44), 1991      Vice President
Dan A. Homec (46), 1989              Assistant Vice President and Controller

   The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with Colorado's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1995. Each of the directors and officers named above have been officers or employees of Colorado, ANR Pipeline and/or Coastal for five years or more except for the following:

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

   Mr. Gullquist was elected Senior Vice President of Colorado in October 1994. From 1988 to 1989 he served as Vice President, Finance at Enron Corporation; from 1989 to 1990 he served as president of Enron Finance Corporation.

   Mr. Matthews was elected Vice President and Treasurer of Colorado in October 1994. He was also elected Treasurer of Coastal and Vice President and Treasurer of ANR Pipeline in September 1994. He has served as Assistant Treasurer of Coastal since 1983 and as Vice President of Coastal States Management Corporation, a subsidiary of Coastal, since 1991.

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

   The following table sets forth information for the fiscal years ended December 31, 1994, 1993 and 1992 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                                                         ------------------------
                                     Annual Compensation/(1)/              Awards       Payouts
                            -------------------------------------------  ------------  ----------
                                                                         Securities                   All Other
                                                                         Underlying       LTIP         Compen-
Name and                                                                  Options/       Payouts       sation
Principal Position             Year      Salary ($)/(2)/  Bonus ($)/(4)/  SARs (#)/(5)/    ($)         $/(6)/
- --------------------------  ---------  ----------------  ---------------  -------------  -------     -----------

O. S. Wyatt, Jr.,              1994           849,093          200,000           -0-        -0-         67,928
Chairman of the Board          1993           962,495           90,000           -0-                    71,690
and CEO                        1992         1,038,178/(3)/                       -0-        -0-         75,974

David A. Arledge,              1994           553,873          150,000           -0-        -0-         44,310
President, Chief               1993           473,211           70,000        38,848                    42,042
Operating Officer              1992           469,858/(3)/      60,000        35,000                    48,794
and Director

James F. Cordes,               1994           592,223          130,000           -0-        -0-         47,378
Executive V.P.                 1993           624,675           50,000        32,094                    48,414
and Director                   1992           596,221/(3)/      60,000        25,000                    48,118

James A. King,                 1994           343,823           75,000           -0-        -0-          6,877
Executive V.P.                 1993           324,658           28,000        20,000                     3,254
                               1992           208,038/(3)/      60,000        10,000                       -0-

Sam F. Willson, Jr.,           1994           334,062           75,000           -0-        -0-         26,725
Executive V.P.                 1993           334,062           28,000        15,000                    28,600
                               1992           344,603/(3)/      60,000        15,000                    29,443

________________________

(1) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

(2) Salary amounts for Messrs. Wyatt, Arledge and Cordes for 1992 and 1993 include directors' fees paid during these periods which were previously reported under "All Other Compensation." Directors' fees for members of management of Coastal were eliminated in September, 1993. There was no salary change for Mr. Wyatt during 1994; the reduced base pay level for 1994 was due to the September 1993 salary reduction (reported in the 1994 Coastal Proxy Statement) being in effect for all of 1994.

(3) Due to Coastal's practice of paying bi-weekly, there is one extra pay period reflected in the 1992 salary. Normally there are 26 pay periods, but approximately once every 11 years there are 27 pay periods; 1992 was such a year.

(4) Although 1993 bonus awards were not finalized by Coastal's Compensation and Executive Development Committee until after the 1994 Coastal Proxy Statement had been prepared, all awards were based solely on 1993 performance. Bonuses for 1992 were paid in equal installments over a three-year period, provided the employee was still employed on the anniversary date of the award. The 1994 bonuses were based on the following factors: the individual's position; the individual's responsibility and the individual's ability to impact Coastal's financial success.

(5)  The options do not carry any stock appreciation rights.

(6) All Other Compensation for 1994 consists of: (i) Coastal contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James F. Cordes $12,000; James A. King $4,232 and Sam F. Willson, Jr. $12,000) and (ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,928; David A. Arledge $32,310; James F. Cordes $35,378; James A. King $2,645 and Sam F. Willson, Jr. $14,725). These payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

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

STOCK OPTIONS

   No option/SAR grants were made to the Named Executive Officers during the fiscal year ended December 31, 1994.

OPTION/SAR EXERCISES AND HOLDINGS

   The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1994.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUES (1994)

                                                                   Number of
                                                                   Securities           Value of
                                                                   Underlying         Unexercised
                                                                  Unexercised        In-the-Money
                                                                  Options/SARs       Options/SARs
                                                                  at FY-End (#)     at FY-End($)/(1)/

                     Shares Acquired                               Exercisable/       Exercisable/
 Name                 on Exercise(#)    Value Realized($)         Unexercisable       Unexercisable
- ------------------   ---------------    -----------------       -----------------   -----------------
O. S. Wyatt, Jr.           -0-                -0-                -0-    /    -0-     -0-    /    -0-
David A. Arledge           -0-                -0-               167,371 / 103,002   473,536 /    -0-
James F. Cordes            -0-                -0-                98,785 /  73,002   206,367 /    -0-
James A. King              -0-                -0-                 2,000 /  28,000    -0-    /    -0-
Sam F. Willson, Jr.        -0-                -0-                28,149 /  45,000    12,825 /    -0-

- ------------------
(1) $-based on the market price of $25.63 at December 31, 1994.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

   The following report has been provided by Coastal's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current Securities and Exchange Commission ("S.E.C.") proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Roy D. Chapin, Jr., and Jerome S. Katzin.

   This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1994 pay levels for the CEO.

OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

   Coastal's compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide fully competitive levels of compensation - at expected levels of performance - in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between Coastal's executives and shareowners such that a significant portion of each executive's compensation is directly linked to maximizing shareholder value.

   In support of this philosophy, the executive compensation program is designed to reward performance that is directly relevant to Coastal's short-term and long-term success. As such, Coastal attempts to provide both short-term and long-term incentive pay that varies based on corporate and individual performance.

   To accomplish these objectives, the Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives (i.e., stock options). The following sections describe Coastal's plans by element of compensation and discuss how each component relates to Coastal's overall compensation philosophy.

   In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates are generally consistent with that target. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graphs, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 40 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

BASE SALARY PROGRAM

   Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1994 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

   Annual salary adjustments for Coastal are based on several factors: general levels of market salary increases, individual performance, competitive base salary levels, and Coastal's overall financial results. Coastal reviews performance qualitatively considering total shareholder returns, the level of earnings, return on equity, return on total capital and individual business unit performance. These criteria are assessed qualitatively and are not weighted. All base salary increases are based on a philosophy of pay-for-performance and perceptions of an individual's long-term value to Coastal. As a result, employees with higher levels of performance sustained over time will be paid correspondingly higher salaries.

THE ANNUAL BONUS PLAN

   Coastal's Annual Bonus Plan is intended to (1) reward key employees based on company/business unit and individual performance; (2) motivate key employees; and (3) provide competitive cash compensation opportunities to plan participants. Under the plan, target award opportunities vary by individual position and are expressed as a percent of base salary. The individual target award opportunities, which are slightly below market median levels, are then aggregated into a total target pool which is adjusted as described below. The amount a particular executive may earn is directly dependent on the individual's position, responsibility, and ability to impact Coastal's financial success.

   The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1994, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1994 Coastal's EBIT performance significantly improved over 1993 performance. This 1994 EBIT achievement was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1994 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graphs), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1994 were below target and median market levels.

   Individual awards from the established bonus pool are recommended by senior management, with advice and consent from the Committee. Individual awards from the pool are based on business unit and individual employee performance, future potential, and competitive considerations. All individual performance assessments are conducted in a non-formula fashion without specific goal weightings. The total bonus awards made may not exceed the amount of funds in the bonus pool.

LONG-TERM INCENTIVE PLAN

   Coastal's Long-Term Incentive Plan ("LTIP") is designed to focus executive efforts on the long-term goals of Coastal and to maximize total return to Coastal's shareholders. While Coastal's LTIP allows the Committee to use a variety of long-term incentive devices, the Committee has relied solely on stock option awards to provide long-term incentive opportunities in recent years.

   Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten year term before expiration and are fully exercisable within 7 years of the grant date.

   No stock options were granted to the Named Executive Officers in 1994 since Coastal made larger than normal grants to key executives in December 1993. However, it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted.

1994 CHIEF EXECUTIVE OFFICER PAY

   As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

   Mr. Wyatt received no salary increase in 1994. The Committee took no action regarding Mr. Wyatt's base salary, in spite of significantly improved Coastal performance during the year. This lack of any adjustment is not a reflection of performance; rather, it is based on considering strong input from the CEO, who wants to see continued improvement in shareholder returns before receiving any base salary increase.

   Mr. Wyatt's bonus for 1994 performance was $200,000. This bonus award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report was below the aggressive Coastal targets (but above 1993 levels).

   The Committee granted no stock options to Mr. Wyatt in 1994 (consistent with past practices), considering the strongly expressed opinion of the CEO. Mr. Wyatt and the Committee considered Mr. Wyatt's current level of stock ownership in reaching this decision.

$1 MILLION PAY DEDUCTIBILITY CAP

   Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1994 LTIP was structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

   Also, at the present time, the CEO is the only executive whose base salary plus target bonus exceeds $1 million. In order to preserve Coastal's tax deduction for the CEO's base salary plus bonus, Coastal has established a nonqualified deferred compensation program for Mr. Wyatt. Under this program, any annual incentive awards that bring Mr. Wyatt's cash compensation to a level over $1 million will be deferred so that payments occur after Mr. Wyatt is no longer a Named Executive Officer, thus preserving the deductibility of the pay for Coastal.

                                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE

                                John M. Bissell, Chairman
                                Roy D. Chapin, Jr.
                                Jerome S. Katzin

PENSION PLAN

   The following table shows for illustration purposes the estimated annual benefits payable currently under the Pension Plan and Coastal's Replacement Pension Plan described below upon retirement at age 65 based on the compensation and years of credited service indicated.

                               PENSION PLAN TABLE

                                YEARS OF CREDITED SERVICE
                     ------------------------------------------------
   5-YEAR FINAL
   AVERAGE PAY       15 YEARS  20 YEARS  25 YEARS  30 YEARS  35 YEARS
- -------------------   -------   -------   -------   -------   -------

   $125,000........   $34,265   $45,687   $57,109   $68,531   $67,812
    150,000........    41,765    55,687    69,609    83,531    82,812
    175,000........    41,765    55,687    69,609    83,531    82,812
    200,000........    41,765    55,687    69,609    83,531    82,812
    225,000........    41,765    55,687    69,609    83,531    82,812
    250,000........    41,765    55,687    69,609    83,531    82,812
    300,000........    41,765    55,687    69,609    83,531    82,812
    400,000........    41,765    55,687    69,609    83,531    82,812
    450,000........    41,765    55,687    69,609    83,531    82,812
    500,000........    41,765    55,687    69,609    83,531    82,812

(A) Compensation covered under the Pension Plan for employees of Coastal and the Coastal Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1994.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1994 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 39 years, $469,834; Mr. Arledge, 14 years, $54,181; Mr. Cordes, 17 years, $74,523; Mr. King, 2 years, $9,474
    (not vested) and Mr. Willson, 22 years, $98,357.

(C) The normal form of retirement income is a straight life annuity. Benefits payable under the Pension Plan are subject to offset by 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 33 years).

   The Employee Retirement Income Security Act of 1974, as amended by subsequent legislation, limits the retirement benefits payable under the tax-qualified Pension Plan. Where this occurs, Coastal will provide to certain executives, including persons named in the Summary Compensation Table, additional nonqualified retirement benefits under a Coastal Replacement Pension Plan. These benefits, plus payments under the Pension Plan, will not exceed the maximum amount which Coastal would have been required to provide under the Pension Plan before application of the legislative limitations, and are reflected in the above table and footnote (B).

            PERFORMANCE GRAPHS - SHAREHOLDER RETURN ON COMMON STOCK

                          FIVE-YEAR CUMULATIVE VALUES
                            $100 INVESTED 12/31/89
                             DIVIDENDS REINVESTED


                             [GRAPH APPEARS HERE]

              1989  1990  1991  1992  1993  1994
              ----  ----  ----  ----  ----  ----
Coastal       $100  $99   $ 77  $ 76  $ 90  $ 84
S&P 500       $100  $97   $126  $136  $150  $152
Index(1)(2)   $100  $81   $ 73  $ 85  $104  $ 96

                                YEAR ENDED 12/31

(1) The Index is based on Value Line Diversified Natural Gas Group - the Performance Graphs reflect total shareholder return weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of: NorAm, Burlington Res., Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, Panhandle Eastern, Seagull Energy, Sonat, Southwestern Energy, Tenneco, Transco, Valero and Williams Cos.
(2) Coastal is excluded from the Index.


                     TEN-YEAR TWO MONTHS CUMULATIVE VALUES
                             $100 INVESTED 12/31/84
                              DIVIDENDS REINVESTED

                             [GRAPH APPEARS HERE]

                                                                                  Two
                                                                                 Months
                                                                                Ended 2/28
              1984  1985  1986  1987  1988  1989  1990  1991  1992  1993  1994    1995
              ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----    ----
Coastal       $100  $209  $190  $214  $283  $408  $403  $319  $313  $370  $345    $382
S&P 500       $100  $132  $156  $164  $192  $252  $245  $317  $343  $378  $380    $408
Index(1)(2)   $100  $107  $105  $103  $120  $173  $145  $135  $161  $200  $186    $210

                                YEAR ENDED 12/31


(1) The Index is based on Value Line Diversified Natural Gas Group - the Performance Graphs reflect total shareholder return weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of: NorAm, Burlington Res., Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, Panhandle Eastern, Seagull Energy, Sonat, Southwestern Energy, Tenneco, Transco, Valero and Williams Cos.
(2) Coastal is excluded from the Index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security ownership of certain beneficial owners.

   The following is information, as of March 15, 1995, on each person known or believed by Colorado to be the beneficial owner of 5% or more of any class of its voting securities:

                                                       Amount and Nature
                               Name and Address         of Beneficial      Percent
     Title of Class           of Beneficial Owner         Ownership       of Class
- ------------------------  ---------------------------  -----------------  ---------

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

   The total number of shares of stock of Coastal outstanding as of March 15, 1995 is 112,960,388: consisting of 63,118 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), 83,756 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), 34,191 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), and 8,000,000 non-voting shares of $2.125 Cumulative Preferred Stock, Series H, 104,363,374 shares of Common Stock, and 415,949 shares of Class A Common Stock.

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

   The following table sets forth information, as of March 15, 1995, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

NAME AND ADDRESS                                                           PERCENT (%)
OF BENEFICIAL OWNER               TITLE OF CLASS     NUMBER OF SHARES     OF CLASS (1)
- -------------------            --------------------  ----------------    -----------------

O. S. Wyatt, Jr.               Class A Common Stock         154,577 (2)       36.0
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the        Common Stock          14,073,783 (3)       13.4
Thrift Plan, ESOP and          Class A Common Stock          76,988 (3)       17.9
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Flr.
Houston, Texas  77002

Isabel H. Long                Series A Preferred Stock       28,976           45.9
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family            Series C Preferred Stock       34,191 (4)      100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

__________

   (1) Class includes presently exercisable stock options held by directors and executive officers.

   (2) Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

   (3) The Trustee/Custodian is the record owner of these shares; and also is the record owner of 953 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent voting instructions, the Trustee is permitted to vote Thrift Plan shares on any matter, but has no authority to vote ESOP shares or Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

   (4) Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

  The following table sets forth information, as of March 15, 1995, regarding each of the then current directors, including Class III directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1996; Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997 and Messrs. Cordes, Gates, Johnson, Marshall and McDade are Class III directors whose terms expire in 1995.

                           OFFICES WITH COASTAL                                    NUMBER OF SHARES
  NAME, (AGE), YEAR          AND/OR PRINCIPAL                                        BENEFICIALLY         PERCENT (%)
FIRST BECAME DIRECTOR           OCCUPATION                TITLE OF CLASS                OWNED(1)           OF CLASS
- ----------------------     ----------------------------   ---------------------    -------------------  -------------

O. S. Wyatt, Jr.             Chairman of the Board and      Common Stock                3,179,981 (2)          3.0
(70), 1955                   Chief Executive Officer        Class A Common Stock          154,577 (2)         36.0

Harold Burrow                Vice Chairman of the Board;    Common Stock                  154,112 (2)
(80), 1973                   Chairman of Colorado and ANR   Class A Common Stock           13,602              3.2

David A. Arledge             President and                  Common Stock                  179,122
(50), 1988                   Chief Operating Officer        Class A Common Stock           13,940              3.2

John M. Bissell              Chairman and Chief Executive   Common Stock                    4,576
(64), 1985                   Officer of Bissell Inc.        Class A Common Stock              -0-

George L. Brundrett, Jr.     Attorney; Former Senior Vice   Common Stock                    4,910
(73), 1973                   President and General          Class A Common Stock
                             Counsel of Coastal                                             2,290

Roy D. Chapin, Jr.           Former Chairman and            Common Stock                    3,250 (2)
(79), 1988                   Chief Executive Officer        Class A Common Stock              -0-
                             of American Motors
                             Corporation

James F. Cordes              Executive Vice President;      Common Stock                  120,062
(54), 1985                   President of ANR: President,   Class A Common Stock              -0-
                             Coastal Natural Gas Group

Roy L. Gates                 Retired; Ranching and          Common Stock                    4,095
(66), 1969                   Investments                    Class A Common Stock            2,736

Kenneth O. Johnson           Senior Vice President          Common Stock                   84,042
(74), 1988                                                  Class A Common Stock            9,604              2.2

Jerome S. Katzin             Retired Investment Banker      Common Stock                   41,803 (2)
(76), 1983                                                  Class A Common Stock              -0-

J. Howard Marshall, II       Retired; Former Executive of   Common Stock                   11,924 (2)
(90), 1973                   Allied Chemical Corporation,   Class A Common Stock              600 (2)
                             Ashland Oil and Refining
                             Company and Signal Oil and
                             Gas Company

Thomas R. McDade             Senior Partner, Law Firm of    Common Stock                      500
(62), 1993                   McDade & Fogler L.L.P.,        Class A Common Stock              -0-
                             Houston

L. D. Wooddy, Jr.            Retired; Former President      Common Stock                    2,000
(68), 1992                   of Exxon Pipeline Company      Class A Common Stock              -0-

All directors and executive officers as a group             Common Stock                4,383,914 (3)          4.2
(34 persons, including the above)                           Class A Common Stock          200,700 (3)         46.7

* Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 186,832 shares of Class A Common Stock, which would constitute 44.9% of the shares of such class.

   (1) Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Burrow (14,189 shares of Common Stock), Arledge (160,503 shares of Common Stock and 13,868 shares of Class A Common Stock), Cordes (103,785 shares of Common Stock) and Johnson (53,915 shares of Common Stock).

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

   (3) Includes presently exercisable stock options to purchase 674,265 shares of Common Stock and 13,868 shares of Class A Common Stock; also includes 280,339 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed; also includes 4,362 shares of Common Stock and 100 shares of Class A Common Stock owned by the estate named in Note 2 above. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

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

   Mr. Cordes is a member of the Board of Directors of Comerica Inc.

   Mr. Katzin is a member of the Board of Directors of Qualcomm Incorporated.

   Mr. Marshall is a member of the Boards of Directors of Missouri-Kansas-Texas Railroad Company and Presidio Oil Company.

   Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade & Fogler L.L.P. Prior to forming McDade & Fogler L.L.P. he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

   Messrs. Arledge, Burrow, Cordes and Wyatt are directors of Colorado and ANR Pipeline. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   (a) Transactions with management and others.

   The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1994 the Company had advanced $220.7 million to associated companies at a market rate of interest. Such amount is repayable on demand.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

   1. Financial Statements and Supplemental Information.

         The following Consolidated Financial Statements of Colorado and Subsidiaries and Supplemental Information are included in response to Item 8 hereof on the attached pages as indicated:

                                                                                                  Page
                                                                                                  ----

      Independent Auditors' Report...............................................................  F-5
      Consolidated Balance Sheet at December 31, 1994 and 1993...................................  F-6
      Statement of Consolidated Earnings for the Years Ended December 31, 1994, 1993 and 1992....  F-8
      Statement of Consolidated Retained Earnings and Additional Paid-In Capital for the Years
       Ended December 31, 1994, 1993 and 1992....................................................  F-8
      Statement of Consolidated Cash Flows for the Years Ended December 31, 1994, 1993 and 1992..  F-9
      Notes to Consolidated Financial Statements.................................................  F-10
      Supplemental Information on Oil and Gas Producing Activities (Unaudited)...................  F-22

   2. Financial Statement Schedules.

         Schedules are omitted as not applicable or not required, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

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

             (27)*  Financial Data Schedule.
- --------------
   Note:

   + Indicates documents incorporated by reference from the prior filing indicated.
   *  Indicates documents filed herewith.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

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

     COLORADO INTERSTATE GAS COMPANY
     (Registrant)


By:  JON R. WHITNEY
    --------------------------------
     Jon R. Whitney
     President
     March 29, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  HAROLD BURROW
    --------------------------------
     Harold Burrow
     Chairman of the Board
     March 29, 1995


By:  JON R. WHITNEY
    --------------------------------
     Jon R. Whitney
     President, Chief Executive Officer and Director
     March 29, 1995


By:  DAVID A. ARLEDGE
    --------------------------------
     David A. Arledge
     Principal Financial Officer and Director
     March 29, 1995


By:  DAN A. HOMEC
    --------------------------------
     Dan A. Homec
     Assistant Vice President and
     Principal Accounting Officer
     March 29, 1995

By:  RICHARD L. ANDERSON                        By:  ROGER L. OGDEN
    ----------------------------                    ----------------------------
     Richard L. Anderson                             Roger L. Ogden
     Director                                        Director
     March 29, 1995                                  March 29, 1995



By:  JAMES F. CORDES                            By:  PAUL W. POWERS
    ----------------------------                    ----------------------------
     James F. Cordes                                 Paul W. Powers
     Director                                        Director
     March 29, 1995                                  March 29, 1995



By:  PETER J. KING, JR.                         By:  WILLIAM B. TUTT
    ----------------------------                    ----------------------------
     Peter J. King, Jr.                              William B. Tutt
     Director                                        Director
     March 29, 1995                                  March 29, 1995



By:  REBECCA H. NOECKER                         By:  O. S. WYATT, JR.
    ----------------------------                    ----------------------------
     Rebecca H. Noecker                              O. S. Wyatt, Jr.
     Director                                        Director
     March 29, 1995                                  March 29, 1995

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                            1994   1993    1992
                                                                           ------  -----  ------
   Cash flow from operating activities to capital expenditures and debt service requirements..................................................  374.5%  80.0%  105.2%

   Debt to total capitalization..........................................   30.3%  33.3%   27.1%

   Times interest earned (before tax)....................................    7.4    6.5     7.2

   The Company's primary needs for cash are capital expenditures and debt service requirements. Capital expenditures, debt retirements and other cash needs in each of the years 1992 through 1994 and the sources of capital used to finance these expenditures are summarized in the Statement of Consolidated Cash Flows. Management believes the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

   Cash flow from operating activities amounted to $195.7 million in 1994 and $77.6 million in 1993. Pre-payments for gas supply and settlement of natural gas contract disputes required investments of $28 thousand in 1994 and $7.1 million in 1993. Liquidity needs were met in 1994 by internally generated funds.

   The Company has adopted a capital expenditure budget of approximately $71.3 million for 1995, an increase from the capital additions of $52.3 million in 1994. The anticipated increase in 1995 is the result of a $24.6 million increase for natural gas projects partially offset by a $5.6 million decrease for exploration and production projects. Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1994, the Company and certain affiliates could incur approximately $770 million of additional indebtedness. For the Company and such affiliates to incur indebtedness for borrowed money in excess of this amount, approximately $350 million of indebtedness under this agreement would need to be retired.

   The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1994, the Company had advanced $220.7 million to associated companies at a market rate of interest. Such amount is repayable on demand.

   The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating the remaining gas purchase contracts which are above market in an effort to lower its cost of gas and reduce take-or-pay obligations, pursuing innovative marketing strategies and applying strict cost-cutting measures.

   The Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1994. This standard covers the accounting for estimated costs of benefits provided to former or inactive employees before their retirement. The effect of this new standard did not have a material effect on the Company's consolidated financial position or results of operations.

   The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

   The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund", as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party ("PRP") in any "Superfund" waste disposal sites. However, the Company has received notice from a committee formed from a group of 55 companies who are named as PRPs at one site requesting the Company pay a de minimis share (approximately $36,000) of the associated clean-up costs.

   There are additional areas of environmental remediation responsibilities which may fall upon the Company. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

   Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

                             RESULTS OF OPERATIONS

OPERATING REVENUES

   The following table reflects the increase (decrease) in operating revenues experienced by segment during the past two years (millions of dollars):

                                Increase (Decrease)
                                  From Prior Year
                                -------------------

                                    1994      1993
                                    ----      ----

Natural gas...................      $(64)      $35
Exploration and production....         6         4
Adjustments and eliminations..         5        (3)
                                   -----       ---
                                   $ (53)      $36
                                   =====       ===

NATURAL GAS

   On April 8, 1992, the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see Note 10 of the Notes to Consolidated Financial Statements). The Company's restructured services became effective October 1, 1993, and the Company now offers a wide range of "unbundled" storage, transportation and balancing services. Colorado's gas sales contracts have been unbundled and such sales are now made at the producer wellhead. Gas sales contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year.

   1994 Versus 1993. Revenues from natural gas operations decreased in 1994 due to lower average sales prices of $59 million, the $35 million sale of storage gas inventory in 1993 pursuant to the implementation of Order 636, an $11 million decrease resulting from reduced sales volumes, increased reservations of $17 million and reduced extracted products revenue of $4 million offset by increased transportation and gathering revenues of $55 million and increased contract storage revenue of $7 million.

   1993 Versus 1992. Revenues from natural gas operations increased in 1993 due to the $35 million sale of storage gas inventory, increased transportation and gathering revenues of $34 million and increased extracted products revenue of $4 million offset by lower sales prices of $23 million and a $15 million decrease resulting from reduced sales volumes.

   The daily average volumes of natural gas sold were 259 MMcf, 272 MMcf and 287 MMcf for 1994, 1993 and 1992, respectively. However, over the remaining life of Colorado's current gas sales contracts (most of which extend through September 30, 1996), it is expected that customers will reduce their contractual sales entitlement pursuant to the provisions of Order 636. At this time, however, the magnitude of those conversions cannot be estimated with reasonable certainty. Transportation volumes increased by 9% in 1994 over the 1993 level and are expected to increase slightly in 1995.

EXPLORATION AND PRODUCTION

   1994 Versus 1993. Revenues from exploration and production increased in 1994 as natural gas volumes generated a $9 million increase and other increases of $2 million were partially offset by decreased natural gas sales prices of $5 million.

   1993 Versus 1992. Revenues from exploration and production increased in 1993 as natural gas volumes generated a $4 million increase and natural gas prices increased by $1 million, partially offset by decreases of $1 million.

OTHER INCOME - NET

   The increase in 1994 and the decrease in 1993 primarily reflect changes in interest income resulting from loans to affiliated companies.

COST OF GAS SOLD

   1994 Versus 1993. The decrease is due primarily to reduced average gas purchase rates of $24 million, reduced purchase volumes of $9 million, decreased gas used costs of $19 million, decreased transportation, gathering and exchange gas costs of $15 million and storage gas costs associated with the 1993 sale of storage gas inventory pursuant to Order 636, net of injection/withdrawals in the amount of $11 million, partially offset by other increases of $3 million.

   1993 Versus 1992. The increase in 1993 was due primarily to increased transportation, gathering and exchange gas costs of $17 million and storage gas costs associated with the sale of storage gas inventory pursuant to Order 636, net of injection/withdrawals in the amount of $11 million, partially offset by other decreases of $1 million.

OPERATION AND MAINTENANCE

   1994 Versus 1993. Operation and maintenance expenses increased in 1994 due primarily to increased gas used in operations of $19 million partially offset by decreased gas and gas liquids handling of $3 million, decreased production taxes of $3 million and other decreases of $2 million.

   1993 Versus 1992. Operation and maintenance expenses increased in 1993 due primarily to increased property and production taxes of $3 million, increased professional services of $2 million, increased gas used costs of $2 million and other increases of $1 million.

DEPRECIATION, DEPLETION AND AMORTIZATION

   1994 Versus 1993. Depreciation, depletion and amortization increased $5 million in 1994 due primarily to increased production volumes in the exploration and production segment and an increase in the natural gas segment's depreciable plant.

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

OPERATING PROFIT

   The following table reflects the increase (decrease) in operating profit experienced by segment during the past two years (millions of dollars):

                               INCREASE (DECREASE)
                                 FROM PRIOR YEAR
                               -------------------

                                    1994    1993
                                   -----  -------
 Natural gas.................      $   5  $    (7)
 Exploration and production..          2        -
                                   -----  -------
                                   $   7  $    (7)
                                   =====  =======


NATURAL GAS

   1994 Versus 1993. The natural gas segment's operating profit increase in 1994 is due to decreased gas related costs of $75 million and an increase in other income of $5 million partially offset by decreased operating revenues of $64 million and increased operation and maintenance expenses of $11 million.

   1993 Versus 1992. The natural gas segment's operating profit decrease in 1993 is due to increased gas related costs of $27 million, increased operation and maintenance expenses of $6 million, increased depreciation, depletion and amortization expenses of $6 million and other increases of $3 million partially offset by increased operating revenues of $35 million.

EXPLORATION AND PRODUCTION

   1994 Versus 1993. The exploration and production segment's operating profit increase in 1994 is due to increased revenues of $6 million, partially offset by a $4 million increase in depreciation, depletion and amortization.

   1993 Versus 1992. The exploration and production segment's operating profit was unchanged from 1992 as increased revenues of $4 million were offset by increases of $2 million for operation and maintenance expenses and $2 million for depreciation, depletion and amortization.

INTEREST EXPENSE

   The decrease in both 1994 and 1993 is primarily due to lower average debt outstanding partially offset by increases in other financial expenses.

TAXES ON INCOME

   Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective income tax rate. The effective federal income tax rate for the Company was 33% in 1994 and 32% in 1993 and 1992.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Colorado Interstate Gas Company
Colorado Springs, Colorado


   We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (an indirect wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, retained earnings and additional paid-in capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colorado Interstate Gas Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

   As discussed in Note 8 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.



DELOITTE & TOUCHE LLP



Denver, Colorado
February 2, 1995

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                               December 31,
                                                         ----------------------
                        ASSETS                              1994        1993
                                                         ----------  ----------

Plant, Property and Equipment, at cost:
 Gas pipeline..........................................  $1,016,188  $  980,839
 Gas and oil properties, at full-cost..................     144,442     139,757
                                                         ----------  ----------
                                                          1,160,630   1,120,596

 Accumulated depreciation, depletion and amortization..     635,300     601,890
                                                         ----------  ----------
                                                            525,330     518,706
                                                         ----------  ----------

Current Assets:
 Cash..................................................         372         704
 Receivables...........................................     118,353     172,787
 Receivables from affiliates...........................     246,609     148,180
 Inventories...........................................       9,154       9,545
 Prepaid expenses......................................         628         979
 Current portion of deferred income taxes..............      43,760      23,539
                                                         ----------  ----------
                                                            418,876     355,734
                                                         ----------  ----------

Other Assets:
 Other deferred charges................................      17,905      27,187
                                                         ----------  ----------

                                                         $  962,111  $  901,627
                                                         ==========  ==========

                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                               December 31,
                                                                            ------------------
         STOCKHOLDERS' EQUITY AND LIABILITIES                                 1994      1993
                                                                              ----      ----
Common Stock and Other Stockholders' Equity:
 Common stock, $5 par value, authorized 10,000 shares; issued and outstanding 10 shares at stated value..................................  $ 27,561  $ 27,561
 Additional paid-in capital...............................................    19,035    19,035
 Retained earnings........................................................   364,827   311,451
                                                                            --------  --------
                                                                             411,423   358,047
                                                                            --------  --------

Mandatory Redemption Preferred Stock, $100 par value, authorized 550,000 shares, outstanding 5,560 shares:
   5.50% Series...........................................................       556       556
                                                                            --------  --------

Debt:
 Long-term debt...........................................................   179,225   179,145
                                                                            --------  --------

Current Liabilities:
 Accounts payable and accrued expenses....................................   248,287   233,802
 Accounts payable to affiliates...........................................    14,389    43,786
 Taxes on income..........................................................    19,013     1,275
                                                                            --------  --------
                                                                             281,689   278,863
                                                                            --------  --------

Deferred Credits:
 Deferred income taxes....................................................    84,576    80,684
 Other....................................................................     4,642     4,332
                                                                            --------  --------
                                                                              89,218    85,016
                                                                            --------  --------

                                                                            $962,111  $901,627
                                                                            ========  ========


                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                               Year Ended December 31,
                                             ----------------------------
                                               1994      1993      1992
                                             --------  --------  --------
Revenues:
 Operating revenues:
   Nonaffiliates...........................  $333,113  $376,937  $353,777
   Affiliates..............................    52,176    61,077    48,443
                                             --------  --------  --------
                                              385,289   438,014   402,220
 Other income-net..........................     8,735     7,318    17,433
                                             --------  --------  --------
                                              394,024   445,332   419,653
                                             --------  --------  --------
Costs and Expenses:
 Cost of gas sold:
   Nonaffiliates...........................    46,729   119,759    89,351
   Affiliates..............................     6,292     8,104    11,663
                                             --------  --------  --------
                                               53,021   127,863   101,014
 Operation and maintenance.................   159,223   148,351   139,890
 Depreciation, depletion and amortization..    41,655    36,345    28,137
 Interest expense..........................    18,932    20,426    20,876
 Taxes on income...........................    42,686    39,169    45,661
                                             --------  --------  --------
                                              315,517   372,154   335,578
                                             --------  --------  --------

Net Earnings...............................  $ 78,507  $ 73,178  $ 84,075
                                             ========  ========  ========



                STATEMENT OF CONSOLIDATED RETAINED EARNINGS AND
                           ADDITIONAL PAID-IN CAPITAL
                             (Thousands of Dollars)

                                            Year Ended December 31,
                                          ----------------------------
                                            1994      1993      1992
                                          --------  --------  --------
Retained Earnings:
Beginning balance.......................  $311,451  $478,804  $457,364
 Net earnings...........................    78,507    73,178    84,075

 Less dividends:
   Preferred stock:
    5.50% Series........................        31        31        35
   Common stock.........................    25,100   240,500    62,600
                                          --------  --------  --------
                                            25,131   240,531    62,635
                                          --------  --------  --------

Ending balance..........................  $364,827  $311,451  $478,804
                                          ========  ========  ========

Additional Paid-In Capital:
Beginning balance.......................  $ 19,035  $ 19,035  $ 19,021
 Gain on redemption of preferred stock..         -         -        14
                                          --------  --------  --------

Ending balance..........................  $ 19,035  $ 19,035  $ 19,035
                                          ========  ========  ========

                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                          Year Ended December 31,
                                                                     ----------------------------------
                                                                        1994        1993        1992
                                                                     ----------  ----------  ----------

Net Cash Flow From Operating Activities:
 Net earnings......................................................  $  78,507   $  73,178   $  84,075
 Add (subtract) items not requiring (providing) cash:
   Depreciation, depletion and amortization........................     41,655      36,345      28,137
   Deferred income taxes...........................................    (17,002)      9,840       3,702
   Producer contract reformation cost recoveries...................      3,056       1,245       2,977
   Other...........................................................      8,511     (11,043)      9,294
 Working capital and other changes, excluding changes relating to cash and non-operating activities:
   Accounts receivable.............................................     54,434     (49,639)    (16,741)
   Receivables from affiliates.....................................     14,821      (8,985)    (12,449)
   Inventories.....................................................        391        (986)        528
   Prepaid expenses................................................        351      35,052       7,769
   Accounts payable and accrued expenses...........................     14,485      (8,354)     40,588
   Accounts payable to affiliates..................................    (21,203)     11,673       3,865
   Taxes on income.................................................     17,738     (10,713)     17,318
                                                                     ---------   ---------   ---------

                                                                       195,744      77,613     169,063
                                                                     ---------   ---------   ---------

Cash Flow from Investing Activities:
 Purchases of plant, property and equipment........................    (52,263)    (72,433)   (152,504)
 Proceeds from sale of plant, property and equipment...............      1,187       1,331       3,056
 Investments - other...............................................      1,226        (488)       (800)
 Net (increase) decrease in notes receivable from associated
  companies........................................................   (113,250)    249,690      48,494
 Gas supply prepayments and settlements............................        (28)     (7,121)     (2,416)
 Recovery of gas supply prepayments................................        375       9,005       4,675
                                                                     ---------   ---------   ---------

                                                                      (162,753)    179,984     (99,495)
                                                                     ---------   ---------   ---------

Cash Flow from Financing Activities:
 Mandatory redemption of preferred stock...........................          -           -        (350)
 Premium paid on reacquisition of debt.............................          -        (166)          -
 Payments to retire long-term debt.................................          -     (24,400)     (8,200)
 Dividends paid....................................................    (33,323)   (232,336)    (62,639)
                                                                     ---------   ---------   ---------

                                                                       (33,323)   (256,902)    (71,189)
                                                                     ---------   ---------   ---------

Net Increase (Decrease) in Cash....................................       (332)        695      (1,621)

Cash at Beginning of Year..........................................        704           9       1,630
                                                                     ---------   ---------   ---------

Cash at End of Year................................................  $     372   $     704   $       9
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

   The Company is regulated by and subject to the regulations and accounting procedures of the FERC. Colorado meets the criteria and, accordingly, follows the reporting and accounting requirements of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

- -  Principles of Consolidation

   The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions.

- -  Statement of Cash Flows

   For purposes of this Statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of amounts capitalized, of $17.5 million, $20.3 million and $20.7 million in 1994, 1993 and 1992, respectively. Cash payments for income taxes amounted to $41.9 million, $40.5 million and $22.5 million in 1994, 1993 and 1992, respectively.

- -  Inventories

   Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $31.2 million and $52.6 million at December 31, 1994 and 1993, respectively.

- -  Plant, Property and Equipment

   Property additions and betterments are capitalized at cost. In accordance with accounting requirements of the FERC, an allowance for equity and borrowed funds used during construction is included in the cost of the natural gas segment's additions and betterments. This cost amounted to $1.9 million, $1.2 million and $2.4 million in 1994, 1993 and 1992, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting.

   The Company generally provides for depreciation on a straight-line basis, although the unit-of-production method is used for depreciation, depletion and amortization of certain natural gas properties. The depreciation rates for production and gathering, products extraction, storage, and transmission plant are 1.55 percent, 3.85 percent, 2.90 percent, and 2.60 percent, respectively. The unit-of-production method is utilized for depreciation, depletion and amortization of oil and gas properties. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas properties was $0.96 for the year 1994 and $1.00 for the years 1993 and 1992.

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

- -  Income Taxes

   The Company follows the liability method of accounting for deferred federal income taxes as required by the provisions of FAS No. 109, "Accounting for Income Taxes." The Company is a member of a consolidated group which files a consolidated federal income tax return. Members of the consolidated group with taxable income are charged with the amount of income taxes as if they filed separate federal income tax returns, and members providing deductions and credits which result in income tax savings are allocated credits for such savings.

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

2. Long-Term Debt

   Balances at December 31 were as follows (thousands of dollars):

                                                         1994        1993
                                                         ----        ----
   10% Senior Debentures, due 2005...................  $179,225    $179,145
                                                       ========    ========

   The 10% Senior Debentures, due 2005, are not redeemable prior to maturity and have no sinking fund provisions.

   Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1994, the Company and certain affiliates could incur approximately $770 million of additional indebtedness. For the Company and such affiliates to incur indebtedness for borrowed money in excess of this amount, approximately $350 million of indebtedness under this agreement would need to be retired.

3. Take-or-Pay Obligations

   The Consolidated Balance Sheet includes assets of $5.7 million and $13.2 million at December 31, 1994 and 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. As a result of the implementation of Order 636 by the Company on October 1, 1993 (see Note 10 of Notes to Consolidated Financial Statements), gas sales are made at negotiated prices and are not subject to regulatory price controls. This does not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that the Company may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993, may continue to be recovered pursuant to FERC's Order No. 528.

   A few gas producers have instituted litigation arising out of take-or-pay claims against the Company. In the Company's experience, producers' claims are generally vastly overstated and do not consider all adjustments provided for in the contract or allowed by law. The Company has resolved the majority of the exposure with its suppliers for approximately 11% of the amounts claimed. At December 31, 1994, the Company estimated that unresolved asserted and unasserted producers' claims amounted to approximately $18.0 million. The remaining disputes will be settled where possible and litigated if settlement is not possible.

   At December 31, 1994, the Company was committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $.8 million, $.7 million, $.7 million, $.6 million and $.6 million for the years 1995-1999, respectively, and $2.9 million thereafter. Such commitments have not been adjusted for all amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

   The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the years 1994, 1993 and 1992.

4. Common Stock and Other Stockholders' Equity

   All of the Company's common stock is owned by Coastal Natural Gas.

   Certain provisions of the preferred stock resolutions restrict the payment of dividends on common stock; however, all $364.8 million of retained earnings were available for dividends on the common stock of the Company at December 31, 1994.

5. Mandatory Redemption Preferred Stock

   The Company's Mandatory Redemption Preferred Stock consists of the following:

   5.50% Cumulative Preferred Stock (Third Series) - Of the 150,000 shares authorized and issued, 5,560 were outstanding as of December 31, 1994. The remaining stock outstanding is due in 1997 at par value with an annual dividend rate of 5.5%.

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

                                                  December 31, 1994               December 31, 1993
                                               --------------------------   --------------------------
                                               Carrying        Fair             Carrying         Fair
                                                Amount         Value             Amount         Value
                                               --------  ----------------   -----------------  --------
                                                                (Thousands of Dollars)

      Financial assets:
       Cash..................................  $    372      $    372            $    704      $    704
       Notes receivable from affiliates......   220,703       220,703             107,453       107,453
      Financial liabilities:
       Long-term debt........................   179,225       191,126             179,145       215,010
       Mandatory redemption preferred stock..       556           556                 556           556

   The carrying values of cash and the notes receivable from affiliates are reasonable estimates of their fair values. The estimated value of the Company's long-term debt and mandatory redemption preferred stock is based on interest rates at December 31, 1994 and 1993, respectively, for new issues with similar remaining maturities.

7.    Taxes On Income

   Provisions for income taxes are composed of the following (thousands of dollars):

                               Year Ended December 31,
                             ---------------------------
                               1994      1993     1992
                             ---------  -------  -------

   Current Income Taxes:
    Federal................  $ 54,194   $25,986  $37,233
    State..................     5,494     3,343    4,726
                             --------   -------  -------
                               59,688    29,329   41,959
                             --------   -------  -------

   Deferred Income Taxes:
    Federal................   (15,439)    8,818    2,830
    State..................    (1,563)    1,022      872
                             --------   -------  -------
                              (17,002)    9,840    3,702
                             --------   -------  -------

   Taxes on Income.........  $ 42,686   $39,169  $45,661
                             ========   =======  =======

   Coastal and the Internal Revenue Service ("IRS") Appeals Office have settled all contested adjustments to federal income tax returns filed for the years 1982 through 1984. Coastal's federal income tax returns filed for the years 1985 through 1987 have been examined by the IRS, and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examinations of Coastal's federal income tax returns for 1988, 1989 and 1990 are currently in progress. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

   Provisions for federal income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (thousands of dollars):

                                                                 Year Ended December 31,
                                                               ----------------------------
                                                                 1994      1993      1992
                                                               --------  --------  --------

   Tax expense computed by applying the U.S. federal income
    tax rate of 35% for 1994 and 1993 and 34% for 1992.......  $42,407   $39,311   $44,110

   Increases (reductions) in taxes resulting from:
    State income tax cost....................................    2,556     2,837     3,695
    Tight sands gas credit...................................   (4,344)   (2,495)        -
    Other....................................................    2,067      (484)   (2,144)
                                                               -------   -------   -------

   Taxes on Income...........................................  $42,686   $39,169   $45,661
                                                               =======   =======   =======

   Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (thousands of dollars):

                                                                               December 31,
                                                                           --------------------
                                                                             1994       1993
                                                                           ---------  ---------

   Excess of book basis over tax basis of plant, property and equipment..  $ 80,037   $ 76,573
   AFUDC equity income tax gross-up pursuant to FAS No. 109..............     4,620      3,676
   Other.................................................................       (81)       435
                                                                           --------   --------
    Deferred tax liabilities.............................................    84,576     80,684
                                                                           --------   --------

   Provisions for rate refunds and contested claims......................   (32,547)   (22,449)
   Recoverable regulatory costs and accrued expenses.....................    (9,573)      (213)
   Inventory adjustments.................................................      (393)      (581)
   Other.................................................................    (1,247)      (296)
                                                                           --------   --------
    Deferred tax (assets)................................................   (43,760)   (23,539)
                                                                           --------   --------

    Deferred income taxes................................................  $ 40,816   $ 57,145
                                                                           ========   ========

8. Benefit Plans

   The Company participates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1994, the Plan did not have an unfunded accumulated benefit obligation. Colorado made no contributions to the Plan for 1994, 1993 or 1992. Assets of the Plan are not segregated or restricted by participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

   The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to approximately $2.8 million for each of the years 1994 and 1993 and $2.6 million for 1992.

   The Company provides certain health care and life insurance benefits for retired employees. Effective January 1, 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"). FAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. FAS No. 106 allows recognition of the cumulative effect of the liability in the year of the adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the initial postretirement benefit obligation of approximately $18.2 million over a period of twenty years. Recognition of FAS No. 106 cost is determined by currently effective rates as filed with the FERC. The difference between actuarially determined FAS No. 106 costs and the level of costs collected in rates is reflected as a deferred regulatory amount.

   The following tables set forth the accumulated postretirement benefit asset recognized in the Company's Consolidated Balance Sheet and the benefit cost for the years ended December 31, 1994 and 1993 (millions of dollars):

                                                                                   December 31,
                                                                                 ----------------
                                                                                  1994     1993
                                                                                 -------  -------

Accumulated postretirement benefit obligation:

 Retirees......................................................................  $(10.4)  $(15.2)
 Fully eligible plan participants..............................................     (.6)    (2.4)
 Other active plan participants................................................    (4.4)    (3.5)
                                                                                 ------   ------
                                                                                  (15.4)   (21.1)

Plan  assets at fair value.....................................................     3.4      2.1
                                                                                 ------   ------

Accumulated postretirement benefit obligation in excess of plan assets.........   (12.0)   (19.0)
Unrecognized net transition obligation.........................................    16.3     17.3
Unrecognized net (gain) loss from past experience different from that assumed..    (4.0)     1.7
                                                                                 ------   ------
Postretirement benefit asset included in consolidated balance sheet............  $   .3   $    -
                                                                                 ======   ======


                                                                                   December 31,
                                                                                 ---------------
                                                                                  1994      1993
                                                                                ------    ------

Net postretirement benefit cost consisted of the following components:

 Service cost - benefits earned during the period..............................  $   .3   $   .2
 Interest cost on accumulated postretirement benefit obligation................     1.2      1.5
 Amortization of transition obligation.........................................      .9       .9
 Return on assets, net of deferrals............................................     (.2)       -
 Deferred regulatory amount....................................................     1.0     (1.8)
                                                                                 ------   ------
 Net postretirement benefit cost...............................................  $  3.2   $   .8
                                                                                 ======   ======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12.0% in 1994, declining gradually to 6.0% by the year 2005. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 16.0% in 1993. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and the net postretirement health care cost by approximately 4.01%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.75%.

   The Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. This standard covers the accounting for estimated costs of benefits provided to former or inactive employees before their retirement. The implementation of the new standard did not have a material effect on the Company's consolidated financial position or results of operations.

9. Commitments

   The Company and its subsidiaries had rental expense of approximately $7.3 million, $9.0 million and $9.7 million in 1994, 1993 and 1992, respectively (excluding leases covering natural resources). The aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $4.5 million, $3.6 million, $1.7 million, $1.6 million, and $.9 million for the years 1995-1999, respectively, and $1.1 million thereafter.

   The Company has executed a service agreement with WIC, an affiliate, providing for the availability of pipeline transportation capacity through January 1, 2004. Under the service agreement, the Company is required to make minimum payments on a monthly basis. The estimated amounts of minimum annual payments are as follows (thousands of dollars):

                   1995.........  $ 4,300
                   1996.........    4,200
                   1997.........    4,200
                   1998.........    3,700
                   1999.........    3,700
                   Later years..   14,700

   The Company expensed approximately $4.6 million related to the minimum payments under this agreement in 1994.

10.  Litigation and Regulatory Matters

- -  Litigation

   In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. Trial has been set for March 22, 1995.

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

- -  Rate Matters

   Colorado's gas sales for resale contracts extend through September 30, 1996, but provide for reduced customer purchases to be made each year. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Pursuant to Order 636, Colorado's gas sales have been unbundled at the producer wellhead. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

   On March 31, 1993, Colorado filed at FERC under Docket RP93-99 to increase its rates by approximately $26.5 million annually. Such rates (adjusted to reflect Colorado's Order 636 program) became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by the Company which resolved all of the issues in the proceeding. The Company has implemented the rates established in the settlement for prospective application and will be required to make refunds as a result of the approval of the settlement. Such refunds will be distributed in March 1995. The Company has fully accrued for these refunds and therefore such refunds will not have an adverse effect on its consolidated financial position or results of operations.

   Certain regulatory issues remain unresolved among the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

11.  Quarterly Results of Operations (Unaudited)

   The results of operations by quarter for the years ended December 31, 1994 and 1993 were (thousands of dollars):

                                                 1994 Quarter Ended
                                      ----------------------------------------
                                      March 31,  June 30,  Sept. 30,  Dec. 31,
                                      ---------  --------  ---------  --------

   Revenues.........................   $111,111   $96,738   $ 79,521  $106,654
   Cost of gas sold.................     15,707    14,675      7,235    15,404
                                       --------   -------   --------  --------
    Revenues less cost of gas sold..     95,404    82,063     72,286    91,250
   Other costs and expenses.........     71,959    62,409     59,408    68,720
                                       --------   -------   --------  --------
    Net earnings....................   $ 23,445   $19,654   $ 12,878  $ 22,530
                                       ========   =======   ========  ========



                                                1993 Quarter Ended
                                      ----------------------------------------
                                      March 31,  June 30,  Sept. 30,  Dec. 31,
                                      ---------   -------   --------  --------
   Revenues.........................   $136,289   $86,041   $106,651  $116,351
   Cost of gas sold.................     51,288    10,337     31,362    34,876
                                       --------   -------   --------  --------
    Revenues less cost of gas sold..     85,001    75,704     75,289    81,475
   Other costs and expenses.........     62,008    59,321     60,832    62,130
                                       --------   -------   --------  --------
    Net earnings....................   $ 22,993   $16,383   $ 14,457  $ 19,345
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

   The Company's operating revenues and operating profit for the years ended December 31, 1994, 1993 and 1992, and identifiable assets as of December 31, 1994, 1993 and 1992, by segment, are shown below (thousands of dollars):

                                                  Operating   Operating   Identifiable
                                                   Revenues     Profit       Assets
                                                  ----------  ----------  ------------

1994
- ----
 Natural gas....................................   $368,604    $132,355     $  914,195
 Exploration and production.....................     24,934       4,086         47,916
 Adjustments and eliminations...................     (8,249)          -              -
                                                   --------    --------     ----------
   Segment totals...............................    385,289     136,441        962,111
 Other income-net...............................      8,735       8,735              -
 Corporate general and administrative expenses..          -      (5,051)             -
 Interest.......................................          -     (18,932)             -
 Income taxes...................................          -     (42,686)             -
                                                   --------    --------     ----------
   Consolidated Totals..........................   $394,024    $ 78,507     $  962,111
                                                   ========    ========     ==========

1993
- ----

 Natural gas....................................   $432,971    $127,411     $  846,739
 Exploration and production.....................     18,675       2,383         54,888
 Adjustments and eliminations...................    (13,632)          -              -
                                                   --------    --------     ----------
   Segment totals...............................    438,014     129,794        901,627
 Other income-net...............................      7,318       7,318              -
 Corporate general and administrative expenses..          -      (4,339)             -
 Interest.......................................          -     (20,426)             -
 Income taxes...................................          -     (39,169)             -
                                                   --------    --------     ----------
   Consolidated Totals..........................   $445,332    $ 73,178     $  901,627
                                                   ========    ========     ==========

1992
- ----

 Natural gas....................................   $397,737    $134,749     $1,037,840
 Exploration and production.....................     14,463       2,739         59,338
 Adjustments and eliminations...................     (9,980)          -              -
                                                   --------    --------     ----------
   Segment totals...............................    402,220     137,488      1,097,178
 Other income-net...............................     17,433      17,433              -
 Corporate general and administrative expenses..          -      (4,309)             -
 Interest.......................................          -     (20,876)             -
 Income taxes...................................          -     (45,661)             -
                                                   --------    --------     ----------
   Consolidated Totals..........................   $419,653    $ 84,075     $1,097,178
                                                   ========    ========     ==========

   Capital expenditures and depreciation, depletion and amortization expense by segment for the years ended December 31, 1994, 1993 and 1992, were (thousands of dollars):

                                               Depreciation,
                                               Depletion and
                                   Capital     Amortization
Segment                          Expenditures     Expense
- -------                          ------------  -------------

   1994
   ----

   Natural gas.................      $ 45,218        $26,980
   Exploration and production..         7,045         14,675

   1993
   ----

   Natural gas.................        68,186         26,064
   Exploration and production..         4,247         10,281

   1992
   ----

   Natural gas.................       132,642         20,471
   Exploration and production..        19,862          7,666


   Revenues from sales and transportation of natural gas to individual customers amounting to 10% or more of the Company's consolidated revenues were as indicated below (thousands of dollars):


                                                     Year Ended December 31,
                                                -------------------------------
                                                  1994        1993        1992
                                                  ----        ----        ----

   Public Service Company of Colorado.........  $198,002    $201,505    $207,300
                                                ========    ========    ========

   Revenues from sales and transportation of natural gas to any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1994, 1993 and 1992, respectively. The Company does not have any foreign operations.

   Gas sales are made primarily to public utilities which resell the gas to residential, commercial and industrial customers and to end-users in Colorado and southeastern Wyoming. Deliveries from the Company's field system are made to markets in the Texas Panhandle region. Transportation services are provided for brokers, producers, marketers, distributors, end-users and other pipelines. The Company extends credit for sales and transportation services provided to certain qualifying companies.

13.  Transactions with Affiliates

   The Statement of Consolidated Earnings includes the following major transactions with affiliates (thousands of dollars):

                                                      1994                    1993                     1992
                                               ------------------     ---------------------     ---------------------
                                                         Percent                   Percent                   Percent
                                                Amount   of Total       Amount     of Total       Amount     of Total
                                               --------  --------     -----------  --------     ----------  ---------

Revenues
- --------
 Gathering and Transportation -
   ANR Pipeline Company /1/...................  $     -        - %    $   6,548       4.9%        $  5,457       6.0%
   Coastal Chem, Inc..........................    2,522       1.3         2,711       2.0            2,145       2.4
   Coastal Gas Marketing Company..............   10,582       5.4         8,438       6.4            9,577      10.5
   Coastal Oil & Gas Corporation /2/..........    6,753       3.5         7,686       5.8                -         -

 Extracted Products and Gas Processing -
   Coastal Refining & Marketing, Inc..........  $28,991      96.0%    $  32,597      92.4%        $ 28,173      92.3%
   Coastal States Trading, Inc................      923       3.1           869       2.5              717       2.4

 Incidental Gasoline, Oil and Condensate
 Sales -
   Coastal Refining & Marketing, Inc..........  $   857      23.5%    $     905      34.2%        $    675      20.1%
   Coastal States Trading, Inc................    1,185      32.5         1,219      46.1            1,592      47.4

 Contract Storage -
   Coastal Chem, Inc./1/......................  $    --        --%    $      74       2.5%        $     98       8.6%
   Coastal Gas Marketing Company..............      456       4.6            30       1.0                9        .8

 Miscellaneous --
   Coastal Refining & Marketing, Inc./3/......  $   194      10.3%    $      --        --%        $     --        --%

Costs and Expenses
- ------------------
 Gas Purchases -
   Coastal Gas Marketing Company..............  $ 1,582       1.7%    $   2,755       2.1%        $  5,143       3.1%
   Coastal Limited Ventures, Inc..............      205        .2           374        .3            1,019        .6
   Coastal Oil & Gas Corporation..............    4,505       4.9         4,975       3.9            5,501       3.3

 Gathering, Transportation and Compression -
   WIC........................................  $ 4,934      55.3%    $   5,362      51.2%        $  4,965      41.8%
- ----------------------------

   /1/  The 1994 amounts were immaterial.
   /2/  The 1992 amounts were immaterial.
   /3/  The 1993 and 1992 amounts were immaterial.

   Services provided by the Company at cost for affiliated companies were $8.3 million for 1994, $7.9 million for 1993 and $8.1 million for 1992. Services provided by affiliated companies for the Company at cost were $7.7 million for 1994, $8.1 million for 1993 and $7.9 million for 1992. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing/operating of facilities and general and administrative functions. Such costs are allocated using a three factor formula consisting of revenue, property and payroll, or other methods which have been applied on a reasonable and consistent basis.

   In 1989, the Company entered into two separate five-year lease agreements with ANR Western Storage Company, an affiliate, for the rental of certain pipeline facilities. Rental expense of approximately $1.4 million for 1994, $1.5 million in 1993 and $1.6 million in 1992 was recorded in conjunction with the terms of the lease agreements.

   In 1992, the Company entered into a five-year lease agreement with ANR Production Company, an affiliate, for the rental of certain pipeline facilities. Annual rental expense of approximately $.2 million was recorded in 1994, 1993 and 1992 in conjunction with the terms of the lease agreement.

   The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1994, the Company had advanced $220.7 million to associated companies at a market rate of interest. Such amount is repayable on demand.

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

ESTIMATED QUANTITIES OF PROVED RESERVES

                              Natural Gas               Exploration
Company-Owned Reserves          Systems                and Production
- ----------------------       --------------  ----------------------------------
                               Developed          Developed       Undeveloped         Total
                             --------------  ----------------  ----------------  ----------------

 Natural Gas-Proved (MMcf):
- ---------------------------

  1994.....................  334,597               76,917            2,598          414,112
  1993.....................  379,795               87,905            8,088          475,788
  1992.....................  418,831               88,631            7,687          515,149

 Oil, Condensate and NGL-Proved (000 barrels):
- -------------------------------------------------

  1994.....................       11                  409                3              423
  1993.....................        7                  385               26              418
  1992.....................       14                  341               35              390


  Changes in proved reserves since the end of 1991 are shown in the following table:


                                     Natural Gas                   Oil, Condensate and NGL
                                       (MMcf)                           (000 barrels)
                             -----------------------------   ----------------------------------
                             Natural         Exploration         Natural           Exploration
                                and              Gas               Gas                 and
Total Proved Reserves        Systems          Production         Systems           Production
- ---------------------------  ----------   ----------------   -----------------   ---------------

Total, end of 1991.........  456,580           105,964               13                  373
Production during 1992.....  (47,754)           (7,396)              (2)                 (45)
Extensions and discoveries.        -             9,849                -                   43
Acquisitions...............        -             2,310                -                   16
Revisions of previous
 estimates and other.......   10,005           (14,409)               3                  (11)
                             -------           -------            -----              -------
Total, end of 1992.........  418,831            96,318               14                  376
Production during 1993.....  (46,524)           (9,930)              (1)                 (56)
Extensions and discoveries.        -             6,455                -                   33
Acquisitions...............        -                 -                -                    -
Revisions of previous
 estimates and other.......    7,488             3,150               (6)                  58
                             -------           -------            -----              -------
Total, end of 1993.........  379,795            95,993                7                  411
Production during 1994.....  (46,288)          (14,758)              (1)                 (81)
Extensions and discoveries.        -             5,304                -                   58
Acquisitions...............        -                 -                -                    -
Revisions of previous
 estimates and other.......    1,090            (7,024)               5                   24
                             -------           -------            -----              -------
Total, end of 1994.........  334,597            79,515               11                  412
                             =======           =======            =====              =======

   Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 39,984, 41,012 and 55,284 MMcf and storage liquids volumes are approximately 172,000, 150,000 and 159,000 barrels at December 31, 1994, 1993 and 1992, respectively.

CAPITALIZED COSTS RELATING TO EXPLORATION AND PRODUCTION ACTIVITIES (thousands of dollars)



                                        December 31, 1994                 December 31, 1993
                                  -----------------------------    -------------------------------
                                                   Accumulated                         Accumulated
                                                   Depreciation,                      Depreciation,
                                    Capitalized    Depletion and    Capitalized       Depletion and
Proved and Unproved Properties         Cost        Amortization        Cost            Amortization
- --------------------------------  ---------------  --------------  --------------  ------------------
Undeveloped.....................      $    753        $    339        $    506           $   331
Developed.......................       143,689         104,069         139,251            91,687
                                      --------        --------        --------           -------
                                      $144,442        $104,408        $139,757           $92,018
                                      ========        ========        ========           =======

   As described in Note 1 of Notes to Consolidated Financial Statements, the Company follows the full-cost method of accounting for oil and gas properties.

COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
ACTIVITIES
(thousands of dollars)


                                                                                             Year Ended December 31,
                                                                                         -----------------------------
                                                                                           1994       1993      1992
                                                                                         --------   --------   -------
Property acquisition costs.............................................................  $      5   $     52   $ 1,789
Exploration costs......................................................................       323         63       270
Development costs......................................................................     6,717      4,123    17,824

  Property acquisition costs consist principally of amounts paid for proved reserves.

RESULTS OF OPERATIONS FOR EXPLORATION AND PRODUCTION ACTIVITIES
(thousands of dollars)


                                                                                            Year Ended December 31,
                                                                                         -----------------------------
                                                                                           1994       1993       1992
                                                                                         --------   --------   -------
Revenues:
 Sales.................................................................................  $  4,167   $  3,133   $ 1,507
 Transfers.............................................................................    21,984     16,607    12,295
                                                                                         --------   --------   -------
  Total................................................................................    26,151     19,740    13,802

Production costs.......................................................................    (5,627)    (5,265)   (2,958)
Operating expenses.....................................................................    (1,810)    (1,621)   (1,878)
Depreciation, depletion and amortization...............................................   (14,675)   (10,281)   (7,666)
                                                                                         --------   --------   -------
                                                                                            4,039      2,573     1,300

Income tax benefit (expense)...........................................................     2,930      1,594      (442)
                                                                                         --------   --------   -------

Results of operations for producing activities (excluding corporate
 overhead and interest costs)..........................................................  $  6,969   $  4,167   $   858
                                                                                         ========   ========   =======

   The average amortization rate per equivalent Mcf was $0.96 in 1994 and $1.00 for both 1993 and 1992.

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

   The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets, may be subject to future revisions (thousands of dollars):

                                                           At December 31,
                              -------------------------------------------------------------------------
                                       1994                     1993                    1992
                              -----------------------  -----------------------  -----------------------
                               Natural   Exploration    Natural   Exploration    Natural   Exploration
                                 Gas         and          Gas         and          Gas         and
                               Systems    Production    Systems    Production    Systems    Production
                              ---------  ------------  ---------  ------------  ---------  ------------

Future cash inflows.........  $235,101      $133,850   $298,859      $226,754   $331,418      $197,374
Future production and
 development costs..........   (65,388)      (51,623)   (62,684)      (59,499)   (50,562)      (55,492)
Future income tax expenses..   (57,958)      (13,339)   (81,827)      (37,124)   (95,491)      (23,934)
                              --------      --------   --------      --------   --------      --------
Future net cash flows.......   111,755        68,888    154,348       130,131    185,365       117,948
10% annual discount for
 estimated timing of cash
 flows......................   (43,983)      (22,358)   (59,542)      (45,605)   (82,100)      (41,251)
                              --------      --------   --------      --------   --------      --------
Standardized measure of
 discounted future net
 cash flows.................  $ 67,772      $ 46,530   $ 94,806      $ 84,526   $103,265      $ 76,697
                              ========      ========   ========      ========   ========      ========

   Principal sources of change in the standardized measure of discounted future net cash flows during each year are as follows (thousands of dollars):

                                                               At December 31,
                                  -------------------------------------------------------------------------
                                          1994                     1993                    1992
                                  -----------------------  -----------------------  -----------------------
                                   Natural   Exploration    Natural   Exploration    Natural   Exploration
                                     Gas         and          Gas         and          Gas         and
                                   Systems    Production    Systems    Production    Systems    Production
                                  ---------  ------------  ---------  ------------  ---------  ------------

Sales and transfers, net of
 production costs...............  $(39,272)     $(18,115)  $(35,394)     $(14,475)  $(51,904)     $(10,844)
Net changes in prices and
 production costs...............   (15,493)      (31,746)      (881)       14,805     11,899        11,906
Extensions and discoveries......         -         3,597          -         5,098          -         5,785
Acquisitions....................         -             -          -             -          -         1,190
Development costs incurred
 during the period that
 reduced estimated future
 development costs..............         -         3,750          -         1,694      8,560        14,438
Revisions of previous quantity
 estimates, timing and other....     1,449       (17,781)    11,975         2,694     11,280       (13,707)
Accretion of discount...........    10,793         8,718     12,409         7,334     11,596         6,174
Net change in income taxes......    15,489        13,581      3,432        (9,321)     2,058        (7,163)
                                  --------      --------   --------      --------   --------      --------
  Net change....................  $(27,034)     $(37,996)  $ (8,459)     $  7,829   $ (6,511)     $  7,779
                                  ========      ========   ========      ========   ========      ========

   None of the amounts include any value for storage gas and liquids which were approximately 40 Bcf and 172 thousand barrels, respectively, at the end of 1994.

                                 EXHIBIT INDEX

Exhibit
Number                          Document
- ------                          --------

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

(27)*      Financial Data Schedule.

__________________________________

Note:
   +  Indicates documents incorporated by reference from prior filing indicated.
   *  Indicates documents filed herewith.