Form 10-Q
period 1995-03-31
COLORADO INTERSTATE GAS CO
filed 1995-05-12
CIK 200155

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                      OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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


                     ------------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__      No _____

     As of April 28, 1995, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.


- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1994, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.


               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                               March 31,        December 31,
                                   ASSETS                                        1995               1994
                                                                            ---------------    --------------
                                                                              (Unaudited)
Plant, Property and Equipment, at cost:
   Gas pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,025,271    $    1,016,188
   Gas and oil properties, at full-cost . . . . . . . . . . . . . . . .             144,755           144,442
                                                                            ---------------    --------------
                                                                                  1,170,026         1,160,630

   Accumulated depreciation, depletion and amortization . . . . . . . .             643,303           635,300
                                                                            ---------------    --------------
                                                                                    526,723           525,330
                                                                            ---------------    --------------

Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 465               372
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              87,195           118,353
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . .             236,726           246,609
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,183             9,154
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .                 597               628
   Current portion of deferred income taxes . . . . . . . . . . . . . .              43,953            43,760
                                                                            ---------------    --------------
                                                                                    378,119           418,876
                                                                            ---------------    --------------

Other Assets:
   Other deferred charges . . . . . . . . . . . . . . . . . . . . . . .              18,439            17,905
                                                                            ---------------    --------------
                                                                            $       923,281    $      962,111
                                                                            ---------------    --------------
                                                                            ---------------    --------------


               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                               March 31,        December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1995               1994
                                                                            ---------------    --------------
                                                                              (Unaudited)
Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value  . . . . . . . . . . . . . .     $     27,561        $     27,561
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           19,035              19,035
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .          371,482             364,827
                                                                            ------------        ------------
                                                                                 418,078             411,423
                                                                            ------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized
   550,000 shares, outstanding 5,560 shares:
     5.50% Series   . . . . . . . . . . . . . . . . . . . . . . . . . .              556                 556
                                                                            ------------        ------------

Debt:
   Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          179,244             179,225
                                                                            ------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          184,831             248,287
   Accounts payable to affiliates . . . . . . . . . . . . . . . . . . .           17,268              14,389
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .           32,058              19,013
                                                                            ------------        ------------
                                                                                 234,157             281,689
                                                                            ------------        ------------

Deferred Credits:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .           86,452              84,576
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,794               4,642
                                                                            ------------        ------------
                                                                                  91,246              89,218
                                                                            ------------        ------------
                                                                            $    923,281        $    962,111
                                                                            ------------        ------------
                                                                            ------------        ------------












               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Thousands of Dollars)


                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
Revenues:
   Operating revenues:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  88,118   $  93,100
     Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,077      16,735
                                                                                        ---------   ---------
                                                                                          103,195     109,835
   Other income - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,632       1,276
                                                                                        ---------   ---------
                                                                                          106,827     111,111
                                                                                        ---------   ---------

Costs and Expenses:
   Cost of gas sold:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,933      15,285
     Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,042         422
                                                                                        ---------   ---------
                                                                                           10,975      15,707
   Operation and maintenance  . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,727      44,632
   Depreciation, depletion and amortization . . . . . . . . . . . . . . . . . . . .         9,114      10,836
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,423       4,670
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,327      11,821
                                                                                        ---------   ---------
                                                                                           78,566      87,666
                                                                                        ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  28,261   $  23,445
                                                                                        ---------   ---------
                                                                                        ---------   ---------

















               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1995            1994
                                                                                --------        --------
                                                                                       (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 28,261        $ 23,445
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . .        9,114          10,836
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        1,221           1,033
     Producer contract reformation cost recoveries  . . . . . . . . . . . .           38           1,296
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,910            (767)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .       31,158          32,720
        Receivables from affiliates . . . . . . . . . . . . . . . . . . . .       (4,082)         (7,618)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (29)            183
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           31            (107)
        Accounts payable and accrued expenses . . . . . . . . . . . . . . .      (63,456)         15,343
        Accounts payable to affiliates  . . . . . . . . . . . . . . . . . .        2,879         (11,617)
        Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . .       13,045           7,451
                                                                                --------        --------
                                                                                  21,090          72,198
                                                                                --------        --------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment . . . . . . . . . . . . . . .      (12,369)         (8,417)
   Proceeds from sale of plant, property and equipment  . . . . . . . . . .          340             248
   Investments - other  . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,337)          1,231
   Net (increase) decrease in notes receivable from associated companies  .       13,965         (49,450)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           19              78
                                                                                --------        --------
                                                                                     618         (56,310)
                                                                                --------        --------

Cash Flow from Financing Activities:
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . .          (15)              -
   Common dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .      (21,600)        (16,400)
                                                                                --------        --------
                                                                                 (21,615)        (16,400)
                                                                                --------        --------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . .           93            (512)
Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . .          372             704
                                                                                --------        --------
Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    465        $    192
                                                                                --------        --------
                                                                                --------        --------


               See Notes to Consolidated Financial Statements.

               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations or financial position.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $1.1 million and $(.1) million for the three months ended March 31, 1995 and 1994, respectively. There were no cash payments for income taxes made during the three months ended March 31, 1995. Cash payments for income taxes amounted to $3.3 million for the three months ended March 31, 1994.

     Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $21.9 million and $31.2 million at March 31, 1995 and December 31, 1994, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
     Current Income Taxes:
        Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  12,567   $   9,608
        State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,539       1,180
                                                                                        ---------   ---------
                                                                                           14,106      10,788
                                                                                        ---------   ---------

     Deferred Income Taxes
        Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,034         789
        State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           187         244
                                                                                        ---------   ---------
                                                                                            1,221       1,033
                                                                                        ---------   ---------

     Taxes on Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  15,327   $  11,821
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March 1995, the trial court granted summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, certain releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claims were tried to a jury which, in May 1995, found that Colorado had underpaid royalties by $140,000, which Colorado is not required to pay because the jury upheld Colorado s affirmative defense of quasi-estoppel. This case is subject to appeal after the trial court enters a judgment on the jury verdict.

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

     Environmental Matters

     The Company s operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company s liquidity, consolidated financial position or results of operations.

     Regulatory Matters

     On March 31, 1993, Colorado filed with the Federal Energy Regulatory Commission ("FERC") under Docket RP93-99 to increase its rates and such filing became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by the Company which resolved all of the issues in the proceeding. The Company has implemented the rates established in the settlement for prospective application and was required to make refunds as a result of the approval of the settlement. Such refunds were distributed in March and April 1995 and totalled approximately $22 million, inclusive of interest. The Company had fully accrued for these refunds and, therefore, such refunds did not have an adverse effect on its consolidated financial position or results of operations.

     Certain regulatory issues remain unresolved between the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these issues, it cannot estimate when each of these issues will be resolved.

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

                                                                                   Twelve Months Ended
                                                                            --------------------------------
                                                                                March 31,      December 31,
                                                                                  1995             1994
                                                                            ----------------   -------------
                                                                               (Unaudited)
     Cash flow from operating activities to capital expenditures
        and debt service requirements . . . . . . . . . . . . . . . . . . .      257.3%           374.5%
     Debt to total capitalization   . . . . . . . . . . . . . . . . . . . .       30.0%            30.3%
     Times interest earned (before tax)   . . . . . . . . . . . . . . . . .        7.9              7.4

     The decrease in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes and an increase in capital expenditures. The decrease in the debt to total capitalization ratio is due to increased retained earnings resulting from first quarter earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax.

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

                            Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 1995, in comparison to the corresponding period in 1994, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 102,133   $ 105,554
   Exploration and production . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,906       6,942
   Eliminations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,844)     (2,661)
                                                                                        ---------   ---------

                                                                                        $ 103,195   $ 109,835
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     Operating revenues from natural gas operations for the three months ended March 31, 1995, decreased from the comparable 1994 period due to decreased average sales prices, decreased sales volumes and decreased transportation and gathering volumes and average prices partially offset by decreased reservations and an increase in extracted products revenue.

     The reduction in exploration and production revenues is due primarily to decreased natural gas sales volumes and average prices and decreased condensate and natural gas liquid volumes partially offset by higher prices for condensate and natural gas liquids.

     Other Income - Net. The increase in 1995 from the comparable 1994 period is the result of increased interest income from affiliates.

     Cost of Gas Sold. The decrease in 1995 from the comparable 1994 period is due primarily to decreased average gas purchase rates, reduced gas royalty expense and reduced transportation, gathering and exchange gas costs-net partially offset by increased gas purchase volumes, storage gas costs and gas used in operations.

     Operation and Maintenance. These expenses decreased in the 1995 period primarily as a result of the credit for gas used in operations which has a corresponding increase in the cost of gas sold.

     Depreciation, Depletion and Amortization. These expenses decreased in the 1995 period primarily as a result of decreased production volumes in the exploration and production segment partially offset by a slight increase in the natural gas segment's depreciable plant.

     Operating Profit. The operating profit by segment was as follows (thousands of dollars):

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  46,332   $  38,509
   Exploration and production . . . . . . . . . . . . . . . . . . . . . . . . . . .          (933)      1,163
                                                                                        ---------   ---------
                                                                                        $  45,399   $  39,672
                                                                                        ---------   ---------
                                                                                        ---------   ---------

     The natural gas segment's operating profit increased by $7.8 million for the three months ended March 31, 1995, as decreased reservations, decreased average gas purchase rates, reduced gas royalty expense and reduced transportation, gathering and exchange gas costs-net were partially offset by decreased average sales prices and volumes, decreased transportation and gathering volumes and average prices and increased gas purchase volumes.

     The operating profit for the exploration and production segment decreased by $2.1 million as a result of decreased natural gas sales volumes and average prices and decreased condensate and natural gas liquid volumes partially offset by higher prices for condensate and natural gas liquids, reduced depreciation, depletion and amortization expense and slightly lower operation and maintenance expenses.

     Interest Expense. The nominal decrease in the three months ended March 31, 1995, is primarily due to lower average debt outstanding.

     Taxes on Income. The income tax increase in 1995 from the comparable 1994 period is primarily the result of increased earnings before income taxes and a higher effective federal income tax rate.

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

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Note 4 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2., "Management s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             (27) Financial Data Schedule.

         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY
                                                      (Registrant)



Date:  May 11, 1995                        By:        DAN A. HOMEC
                                              ---------------------------
                                                      Dan A. Homec
                                                Assistant Vice President
                                                     and Controller
                                              (As Authorized Officer and
                                               Chief Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit
Number                                             Description
- ------------------------------------------------------------------------------------------------------------------
  27                Financial Data Schedule