Form 10-Q
period 1995-06-30
COLORADO INTERSTATE GAS CO
filed 1995-08-11
CIK 200155

<PAGE 1>
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)


          Two North Nevada Avenue
        Colorado Springs, Colorado                      80903-1727
 (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (719) 473-2300

                             --------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

         As of July 31, 1995, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

<PAGE 2>
                                    PART I

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


               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                               June 30,        December 31,
                                   ASSETS                                        1995               1994
                                                                            ---------------    --------------
                                                                              (Unaudited)
Plant, Property and Equipment, at cost:
   Gas pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,033,824    $    1,016,188
   Gas and oil properties, at full-cost . . . . . . . . . . . . . . . .             145,735           144,442
                                                                            ---------------    --------------
                                                                                  1,179,559         1,160,630

   Accumulated depreciation, depletion and amortization . . . . . . . .             651,984           635,300
                                                                            ---------------    --------------
                                                                                    527,575           525,330
                                                                            ---------------    --------------

Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 652               372
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              32,711           118,353
   Receivables from affiliates  . . . . . . . . . . . . . . . . . . . .             226,255           246,609
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,128             9,154
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .                 520               628
   Current portion of deferred income taxes . . . . . . . . . . . . . .              41,846            43,760
                                                                            ---------------    --------------
                                                                                    311,112           418,876
                                                                            ---------------    --------------

Other Assets:
   Other deferred charges . . . . . . . . . . . . . . . . . . . . . . .              18,569            17,905
                                                                            ---------------    --------------
                                                                            $       857,256    $      962,111
                                                                            ---------------    --------------
                                                                            ---------------    --------------




                                See Notes to Consolidated Financial Statements.

<PAGE 3>
               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                               June 30,        December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1995               1994
                                                                            --------------     --------------
                                                                              (Unaudited)

Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value  . . . . . . . . . . . . . .     $     27,561        $     27,561
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           19,035              19,035
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .          388,192             364,827
                                                                            ------------        ------------
                                                                                 434,788             411,423
                                                                            ------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized
   550,000 shares, outstanding 5,560 shares:
     5.50% Series   . . . . . . . . . . . . . . . . . . . . . . . . . .              556                 556
                                                                            ------------        ------------

Debt:
   Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          179,262             179,225
                                                                            ------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . .          141,361             248,287
   Accounts payable to affiliates . . . . . . . . . . . . . . . . . . .            7,799              14,389
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,464              19,013
                                                                            ------------        ------------
                                                                                 151,624             281,689
                                                                            ------------        ------------

Deferred Credits:
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .           86,368              84,576
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,658               4,642
                                                                            ------------        ------------
                                                                                  91,026              89,218
                                                                            ------------        ------------
                                                                            $    857,256        $    962,111
                                                                            ------------        ------------
                                                                            ------------        ------------














                                See Notes to Consolidated Financial Statements.

<PAGE 4>
               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Thousands of Dollars)

                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,
                                                                 ---------------------  ---------------------
                                                                    1995       1994        1995        1994
                                                                 ---------  ---------   ---------   ---------
                                                                      (Unaudited)             (Unaudited)
Revenues:
   Operating revenues:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .
                                                                 $  76,547  $  69,465   $ 164,665   $ 162,565
     Affiliates   . . . . . . . . . . . . . . . . . . . . .
                                                                    12,824     25,101      27,901      41,836
                                                                 ---------  ---------   ---------   ---------
                                                                    89,371     94,566     192,566     204,401
   Other income - net . . . . . . . . . . . . . . . . . . .
                                                                     3,470      2,172       7,102       3,448
                                                                 ---------  ---------   ---------   ---------
                                                                    92,841     96,738     199,668     207,849
                                                                 ---------  ---------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .
                                                                     8,460     13,202      18,393      28,487
     Affiliates   . . . . . . . . . . . . . . . . . . . . .
                                                                     1,116      1,473       2,158       1,895
                                                                 ---------  ---------   ---------   ---------
                                                                     9,576     14,675      20,551      30,382
   Operation and maintenance  . . . . . . . . . . . . . . .
                                                                    43,087     38,467      81,814      83,099
   Depreciation, depletion and amortization . . . . . . . .
                                                                     9,976      9,683      19,090      20,519
   Interest expense . . . . . . . . . . . . . . . . . . . .
                                                                     4,873      4,751       9,296       9,421
   Taxes on income  . . . . . . . . . . . . . . . . . . . .
                                                                     8,609      9,508      23,936      21,329
                                                                 ---------  ---------   ---------   ---------
                                                                    76,121     77,084     154,687     164,750
                                                                 ---------  ---------   ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .
                                                                 $  16,720  $  19,654   $  44,981   $  43,099
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------










                                See Notes to Consolidated Financial Statements.

<PAGE 5>
               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Thousands of Dollars)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   --------------------------
                                                                                      1995            1994
                                                                                   ----------      ----------
                                                                                           (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    44,981     $    43,099
   Add (subtract) items not requiring (providing) cash:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . .           19,090          20,519
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .            3,526          (4,028)
     Producer contract reformation cost recoveries  . . . . . . . . . . . . .               72           2,969
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              970           2,867

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .           85,642          76,749
        Receivables from affiliates . . . . . . . . . . . . . . . . . . . . .           12,811          11,093
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               26             121
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .              108           7,603
        Accounts payable and accrued expenses . . . . . . . . . . . . . . . .         (106,926)        (30,005)
        Accounts payable to affiliates  . . . . . . . . . . . . . . . . . . .           (6,590)        (18,280)
        Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . .          (16,549)         10,499
                                                                                   ----------      ----------
                                                                                        37,161         123,206
                                                                                   ----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment . . . . . . . . . . . . . . . .          (21,503)        (23,410)
   Proceeds from sale of plant, property and equipment  . . . . . . . . . . .              114           1,023
   Investments - other  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,518)          1,229
   Net (increase) decrease in notes receivable from associated companies  . .            7,543         (86,004)
   Gas supply prepayments and settlements . . . . . . . . . . . . . . . . . .              (12)            (15)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . . .              110             150
                                                                                   ----------      ----------
                                                                                       (15,266)       (107,027)
                                                                                   ----------      ----------

Cash Flow from Financing Activities:
   Preferred dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .              (15)            (10)
   Common dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .          (21,600)        (16,400)
                                                                                   ----------      ----------
                                                                                       (21,615)        (16,410)
                                                                                   ----------      ----------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . . .              280            (231)

Cash at Beginning of Period . . . . . . . . . . . . . . . . . . . . . . . . .              372             704
                                                                                   ----------      ----------

Cash at End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       652     $       473
                                                                                   ----------      ----------
                                                                                   ----------      ----------

                                See Notes to Consolidated Financial Statements.

<PAGE 6>
               COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position or results of operations.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $10.4 million and $8.9 million for the six months ended June 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $30.1 million and $13.9 million for the six months ended June 30, 1995 and 1994, respectively.

     Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $13.5 million and $31.2 million at June 30, 1995 and December 31, 1994, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):
                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,
                                                                 ---------------------  ---------------------
                                                                    1995       1994        1995        1994
                                                                 ---------  ---------   ---------   ---------
                                                                      (Unaudited)             (Unaudited)
   Current Income Taxes:
     Federal  . . . . . . . . . . . . . . . . . . . . . . .
                                                                 $   6,109  $  13,108   $  18,676   $  22,716
     State  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                       195      1,461       1,734       2,641
                                                                 ---------  ---------   ---------   ---------
                                                                     6,304     14,569      20,410      25,357
                                                                 ---------  ---------   ---------   ---------

   Deferred Income Taxes
     Federal  . . . . . . . . . . . . . . . . . . . . . . .
                                                                     2,038     (4,589)      3,072      (3,800)
     State  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                       267       (472)        454        (228)
                                                                 ---------  ---------   ---------   ---------
                                                                     2,305     (5,061)      3,526      (4,028)
                                                                 ---------  ---------   ---------   ---------

   Taxes on Income  . . . . . . . . . . . . . . . . . . . .
                                                                 $   8,609  $   9,508   $  23,936   $  21,329
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

<PAGE 7>
     Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for a new trial is pending.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund", as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party ("PRP") in any "Superfund" waste disposal sites. However, the Company has received notice from a committee

<PAGE 8>
formed from a group of 55 companies who are named as PRPs at one site requesting the Company pay a de minimis share (approximately $36,000) of the associated clean-up costs.

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
                                                                                  Twelve Months Ended
                                                                            -------------------------------
                                                                                June 30,       December 31,
                                                                                  1995              1994
                                                                            ---------------    -------------
                                                                               (Unaudited)
     Cash flow from operating activities to capital expenditures
        and debt service requirements . . . . . . . . . . . . . . . . . . .       217.8%           374.5%
     Debt to total capitalization   . . . . . . . . . . . . . . . . . . . .        29.2%            30.3%
     Times interest earned (before tax)   . . . . . . . . . . . . . . . . .         7.7              7.4

<PAGE 9>
     The decrease in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes as a result of decreased accounts payable and accrued expenses. The decrease in the debt to total capitalization ratio is due to increased retained earnings resulting from first half 1995 earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

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

                            Results of Operations

     The change in the Company's earnings for the three and six month periods ended June 30, 1995, in comparison to the corresponding periods in 1994, is a result of the following:

     Operating Revenues.  The operating revenues by segment were as follows
(thousands of dollars):
                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,
                                                                 ---------------------  ---------------------
                                                                    1995    1994           1995        1994
                                                                 ---------  ---------   ---------   ---------
                                                                      (Unaudited)             (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . .
                                                                 $  87,714  $  91,336   $ 189,847   $ 196,890
   Exploration and production . . . . . . . . . . . . . . .
                                                                     3,456      4,775       6,362      11,717
   Eliminations . . . . . . . . . . . . . . . . . . . . . .
                                                                    (1,799)    (1,545)     (3,643)     (4,206)
                                                                 ---------  ---------   ---------   ---------

                                                                 $  89,371  $  94,566   $ 192,566   $ 204,401
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

     Operating revenues from natural gas operations for the three month period ended June 30, 1995, decreased from the comparable 1994 period due to a decrease in the average gas sales prices and reduced gas sales volumes partially offset by increased transportation revenues. Operating revenues for the six month period ending June 30, 1995 decreased from the comparable 1994 period due to a decrease in the average gas sales price and reduced gas sales volumes as well as decreased average transportation rates and reduced gathering volume, partially offset by decreased reservations.

<PAGE 10>
     The decrease in exploration and production revenues for the three month period ended June 30, 1995 is due primarily to decreased natural gas volumes and average prices partially offset by higher liquids prices. The decrease in exploration and production revenue for the six month period ended June 30, 1995 is due primarily to reduced natural gas volumes and lower gas prices.

     Other Income - Net. The increases for both the three and six month periods ended June 30, 1995 are due to increased interest income from affiliates.

     Cost of Gas Sold. The decrease in the three month period ended June 30, 1995 from the comparable 1994 period is due to decreased gas storage withdrawals and reduced average gas purchase rates partially offset by increased gas purchase volumes and increased transportation, gathering and exchange gas costs-net. The decrease in the six month period ended June 30, 1995 is due primarily to decreased average gas purchase rates and an increase in net storage injection partially offset by increased gas purchase volumes and reduced gas used in operations.

     Operation and Maintenance. The increase for the three month period ended June 30, 1995 as compared to the 1994 period is due to increased franchise and property taxes as well as increased professional and outside services. The decrease for the six month period ending June 30, 1995 is due to reduced gas used in operations partially offset by increased professional and outside services and increased franchise and property taxes.

     Depreciation, Depletion and Amortization. The slight increase for the three month period ended June 30, 1995 as compared to the 1994 period is due to increased depreciable plant in the natural gas segment partially offset by lower production volumes in the exploration and production segment. The decrease for the six month period ending June 30, 1995 is due to lower production volumes in the exploration and production segment partially offset by increased depreciable plant in the natural gas segment.

     Operating Profit (Loss).  The operating profit (loss) by segment was as follows (thousands of dollars):
                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,
                                                                 ---------------------  ---------------------
                                                                    1995       1994        1995        1994
                                                                 ---------  ---------   ---------   ---------
                                                                      (Unaudited)             (Unaudited)
   Natural gas  . . . . . . . . . . . . . . . . . . . . . .
                                                                 $  29,164  $  32,786   $  75,496   $  71,295
   Exploration and production . . . . . . . . . . . . . . .
                                                                    (1,168)       131      (2,101)      1,294
                                                                 ---------  ---------   ---------   ---------
                                                                 $  27,996  $  32,917   $  73,395   $  72,589
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

     The natural gas segment's operating profit for the three month period ended June 30, 1995 decreased by $3.6 million from the comparable 1994 period as decreases in the average gas sales price and reduced gas sales volumes and increased operation and maintenance expenses and depreciation, depletion and amortization more than offset increased gas transportation

<PAGE 11>
revenues and a reduction in the cost of gas sold. The increase of $4.2 million for the six month period ended June 30, 1995 over the same period in 1994 is primarily a result of decreased reservations, reduced cost of gas sold and decreased operation and maintenance expenses partially offset by decreases in the average gas sales price and average transportation rates and reduced sales and gathering volumes.

     The operating profit for the exploration and production segment decreased by $1.3 million for the three month period ended June 30, 1995, compared with 1994 as a result of decreased natural gas volumes and gas prices more than offsetting higher liquids prices and lower depreciation, depletion and amortization expense. The operating profit for the six month period ended June 30, 1995 decreased from the comparable 1994 period by $3.4 million as a result of reduced natural gas volumes and lower gas prices exceeding the reduction in depreciation, depletion and amortization expense.

     Taxes on Income. The decrease in the three month period ended June 30, 1995 from the comparable 1994 period is due primarily to reduced earnings before taxes. The increase for the six month period ended June 30, 1995 is due primarily to increased earnings before taxes.

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

     There are additional areas of environmental remediation responsibilities which may fall upon the Company. The states have regulated programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

<PAGE 12>
                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Note 4 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 (27)  Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLORADO INTERSTATE GAS COMPANY
                                                 (Registrant)



Date:  August 11, 1995                  By:      DAN A. HOMEC
                                          -------------------------
                                                 Dan A. Homec
                                           Assistant Vice President
                                                and Controller
                                          (As Authorized Officer and
                                          Chief Accounting Officer)

<PAGE 13>
                              INDEX TO EXHIBITS

Exhibit
Number                                            Description
- ------------------------------------------------------------------------------------------------------------
27           Financial Data Schedule