Form 10-Q
period 1995-09-30
COLORADO INTERSTATE GAS CO
filed 1995-11-13
CIK 200155

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1995, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                 September 30,      December 31,
                                     ASSETS                                         1995                1994
                                                                                 -------------      -----------
                                                                                  (Unaudited)

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................    $     1,045,565     $    1,016,188
   Gas and oil properties, at full-cost....................................            138,195            144,442
                                                                               ---------------     --------------
                                                                                     1,183,760          1,160,630

   Accumulated depreciation, depletion and amortization....................            650,323            635,300
                                                                               ---------------     --------------
                                                                                       533,437            525,330
                                                                               ---------------     --------------

Current Assets:
   Cash....................................................................                742                372
   Receivables.............................................................             29,697            118,353
   Receivables from affiliates.............................................            230,269            246,609
   Inventories.............................................................              9,014              9,154
   Prepaid expenses........................................................                385                628
   Current portion of deferred income taxes................................             37,108             43,760
                                                                               ---------------     --------------
                                                                                       307,215            418,876
                                                                               ---------------     --------------

Other Assets:
   Other deferred charges..................................................             19,149             17,905
                                                                               ---------------     --------------
                                                                               $       859,801     $      962,111
                                                                               ===============     ==============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                      STOCKHOLDERS' EQUITY AND LIABILITIES                          1995                1994
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................    $      27,561        $     27,561
   Additional paid-in capital..............................................           19,035              19,035
   Retained earnings.......................................................          406,608             364,827
                                                                               -------------        ------------
                                                                                     453,204             411,423
                                                                               -------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized 550,000 shares, outstanding 5,560 shares:
      5.50% Series.........................................................              556                 556
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          179,280             179,225
                                                                               -------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses...................................          126,286             248,287
   Accounts payable to affiliates..........................................            7,776              14,389
   Taxes on income.........................................................              412              19,013
                                                                               -------------        ------------
                                                                                     134,474             281,689
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................           87,575              84,576
   Other...................................................................            4,712               4,642
                                                                               -------------        ------------
                                                                                      92,287              89,218
                                                                               -------------        ------------
                                                                               $     859,801        $    962,111
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1995        1994         1995        1994
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   77,632  $   57,856   $ 242,297   $ 220,421
      Affiliates................................................       11,133      19,147      39,034      60,983
                                                                   ----------  ----------   ---------   ---------
                                                                       88,765      77,003     281,331     281,404
   Other income - net...........................................        3,649       2,518      10,751       5,966
                                                                   ----------  ----------   ---------   ---------
                                                                       92,414      79,521     292,082     287,370
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................        8,513       4,055      26,906      32,542
      Affiliates................................................        1,139       3,180       3,297       5,075
                                                                   ----------  ----------   ---------   ---------
                                                                        9,652       7,235      30,203      37,617
   Operation and maintenance....................................       40,734      39,137     122,548     122,236
   Depreciation, depletion and amortization.....................        9,759      10,242      28,849      30,761
   Interest expense.............................................        4,366       4,733      13,662      14,154
   Taxes on income..............................................        9,480       5,296      33,416      26,625
                                                                   ----------  ----------   ---------   ---------
                                                                       73,991      66,643     228,678     231,393
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   18,423  $   12,878   $  63,404   $  55,977
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          1995            1994
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    63,404      $   55,977
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization....................................         28,849          30,761
      Deferred income taxes.......................................................          9,325         (10,704)
      Producer contract reformation cost recoveries...............................            106           3,012
      Other.......................................................................          3,051           3,233

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable......................................................         88,656          87,258
         Receivables from affiliates..............................................         13,419           2,749
         Inventories..............................................................            140             237
         Prepaid expenses.........................................................            243             115
         Accounts payable and accrued expenses....................................       (122,001)        (11,932)
         Accounts payable to affiliates...........................................         (6,613)        (21,204)
         Taxes on income..........................................................        (18,601)          6,291
                                                                                      -----------      ----------
                                                                                           59,978         145,793
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (39,525)        (40,447)
   Proceeds from sale of plant, property and equipment............................            231           1,099
   Investments - other............................................................         (1,845)          2,563
   Net (increase) decrease in notes receivable from associated companies..........          2,921         (76,188)
   Gas supply prepayments and settlements.........................................            (12)            (28)
   Recovery of gas supply prepayments.............................................            245             330
                                                                                      -----------      ----------
                                                                                          (37,985)       (112,671)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Preferred dividends paid.......................................................            (23)            (18)
   Common dividends paid..........................................................        (21,600)        (33,300)
                                                                                      -----------      ----------
                                                                                          (21,623)        (33,318)
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................            370            (196)

Cash at Beginning of Period.......................................................            372             704
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       742      $      508
                                                                                      ===========      ==========



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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $10.3 million and $8.7 million for the nine months ended September 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $31.3 million and $31.0 million for the nine months ended September 30, 1995 and 1994, respectively.

      Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $20.6 million and $31.2 million at September 30, 1995 and December 31, 1994, respectively.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"), to be effective in 1996. The provisions of this statement will require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The Company is in the process of reviewing the effects of FAS No. 121.

2.    Income Taxes

      Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1995        1994        1995         1994
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Current Income Taxes:
      Federal...................................................   $    3,582  $   10,881   $  22,258   $  33,597
      State.....................................................           99       1,091       1,833       3,732
                                                                   ----------  ----------   ---------   ---------
                                                                        3,681      11,972      24,091      37,329
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        5,174      (5,964)      8,246      (9,764)
      State.....................................................          625        (712)      1,079        (940)
                                                                   ----------  ----------   ---------   ---------
                                                                        5,799      (6,676)      9,325     (10,704)
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    9,480  $    5,296   $  33,416   $  26,625
                                                                   ==========  ==========   =========   =========

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

     On October 31, 1995, Colorado filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of Colorado, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, Colorado requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. Colorado has requested that the FERC issue an order approving the application to be effective on September 30, 1996. Following receipt of authorization, Colorado will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most but not all of the Company's current gathering assets. Once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the Natural Gas Act of 1938, as amended (although the FERC has indicated in other cases that, in certain very narrow circumstances, it will assert regulatory authority over gathering by affiliates of interstate pipelines such as CFS).

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

                                                                                       Twelve Months Ended
                                                                                  ----------------------------
                                                                                  September 30,   December 31,
                                                                                      1995             1994
                                                                                  -------------   ------------
                                                                                   (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    214.1%           374.5%
      Debt to total capitalization...............................................     28.3%            30.3%
      Times interest earned (before tax).........................................      8.3              7.4

      The decrease in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes as a result of decreased accounts payable and accrued expenses. The decrease in the debt to total capitalization ratio is due to increased retained earnings resulting from the first nine month's 1995 earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

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

      The Financial Accounting Standards Board has issued FAS No. 121 to be effective in 1996. The provisions of this statement will require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The Company is in the process of reviewing the effects of FAS No. 121.

                              Results of Operations

                    (All Amounts Are in Thousands of Dollars)

      The change in the Company's earnings for the three and nine month periods ended September 30, 1995, in comparison to the corresponding periods in 1994, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1995        1994        1995         1994
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Natural gas..................................................   $   86,777  $   73,814   $ 276,624   $ 270,704
   Exploration and production...................................        2,650       5,688       9,012      17,405
   Eliminations.................................................         (662)     (2,499)     (4,305)     (6,705)
                                                                   ----------  ----------   ---------   ---------

                                                                   $   88,765  $   77,003   $ 281,331   $ 281,404
                                                                   ==========  ==========   =========   =========

      Operating revenues from natural gas operations for the three month period ended September 30, 1995 increased from the comparable 1994 period due to a decrease in reservations of $25,565 and a $2,917 increase due to transportation and gathering volumes partially offset by a decrease in the average gas sales prices of $6,597, reduced gas sales volumes amounting to $2,773, a decrease in transportation and gathering average rates of $4,545 and other net decreases of $1,604. Operating revenues for the nine month period ending September 30, 1995 increased from the comparable 1994 period due to a decrease in reservations of $53,903 partially offset by decreases in the average gas sales prices of $16,933 and transportation and gathering average rates of $16,549, reduced gas sales volumes amounting to $7,936, decreases of $2,384 due to reduced storage volumes and $1,904 due to reduced transportation and gathering volumes and a net decrease in other items of $2,277.

      The decrease in exploration and production revenues for the three month period ended September 30, 1995 is due to reduced natural gas volumes amounting to $1,238, decreased average gas prices of $1,015 and other net decreases of $785. The decrease in exploration and production revenues for the nine month period ended September 30, 1995 is due to decreased natural gas volumes of $5,169 and reduced average gas prices amounting to $3,436 offset by $212 of other net increases.

      Other Income -- Net. The increase for both the three and nine month periods ended September 30, 1995 is due primarily to increased interest income from affiliates.

      Cost of Gas Sold. The increase in the three month period ended September 30, 1995 from the comparable 1994 period is due to an $8,177 increase in gas storage costs, increased transportation, gathering and exchange gas costs of $1,387 and other increases of $1,421 partially offset by reduced gas purchase costs of $8,568. The decrease in the nine month period ended September 30, 1995 is due to reduced gas purchase costs of $13,295, decreased royalty rates of $1,827, reduced royalty volumes amounting to $838 and other decreases of $1,873, partially offset by increased gas used in operations of $6,675, and increased transportation, gathering and exchange gas costs of $3,744.

      Operation and Maintenance. The increase for the three month period ended September 30, 1995 as compared to the 1994 period is due mainly to production incentive fee credits of $2,468 which terminated in 1994 partially offset by other decreases of $871.

      Depreciation, Depletion and Amortization (DD&A). The decrease for the three month period ended September 30, 1995 as compared to the 1994 period is the result of lower production volumes equating to $723 and $510 due to a decreased DD&A rate in the exploration and production segment partially offset by a $750 increase in the natural gas segment as a result of increased depreciable plant. The decrease for the nine month period ended September 30, 1995 as compared to the 1994 period is the result of lower production volumes amounting to $2,674 and $715 due to a decreased DD&A rate in the exploration and production segment partially offset by a $1,477 increase in the natural gas segment as a result of increased depreciable plant.

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1995        1994        1995         1994
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Natural gas..................................................   $   30,924  $   21,146   $ 106,420   $  92,441
   Exploration and production...................................       (1,157)        742      (3,258)      2,036
                                                                   ----------  ----------   ---------   ---------
                                                                   $   29,767  $   21,888   $ 103,162   $  94,477
                                                                   ==========  ==========   =========   =========

      The natural gas segment's operating profit for the three month period ended September 30, 1995 increased by $9,778 from the comparable 1994 period primarily as a result of increased operating revenues of $12,963 and other income - net of $1,131 partially offset by increases in cost of gas sold of $2,417; operation and maintenance expense of $1,597 and DD&A expense of $750. The increase of $13,979 for the nine month period ended September 30, 1995 over the same period in 1994 is primarily a result of increased operating revenue of $5,920, increased other income net of $2,434 and decreased cost of gas sold of $7,414 partially offset by a $312 increase in operation and maintenance expense and a $1,477 increase in DD&A expense.

      The operating profit for the exploration and production segment decreased by $1,899 for the three month period ended September 30, 1995 compared with 1994 primarily as a result of reduced operating revenues of $3,038 partially offset by a $1,233 decrease in DD&A expense. The decrease of $5,294 for the nine month period ended September 30, 1995 from the same period in 1994 is primarily the result of reduced operating revenues of $8,393 partially offset by a $3,389 decrease in DD&A expense.

      Interest Expense. The decrease for both the three and nine month periods ended September 30, 1995 is due primarily to a decrease in interest on provision for rate refunds.

      Taxes on Income. The increase for both the three and nine month periods ended September 30, 1995 is due to increased earnings before taxes and a higher effective federal income tax rate.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COLORADO INTERSTATE GAS COMPANY
                                                      (Registrant)



Date:  November 9, 1995        By:                DAN A. HOMEC
                                   --------------------------------------------

                                                  Dan A. Homec
                                            Assistant Vice President
                                                 and Controller
                                           (As Authorized Officer and
                                            Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                       Description
-------------------------------------------------------------------------------
   27                Financial Data Schedule