Form 10-K
period 1995-12-31
COLORADO INTERSTATE GAS CO
filed 1996-03-29
CIK 200155

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________

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

                             -----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1996, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

Documents incorporated by reference:  None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item No.                                                                   Page

     Glossary............................................................. (ii)

                                     PART I

 1.  Business    .........................................................   1
         Introduction.....................................................   1
         Natural Gas System...............................................   1
             Operations...................................................   1
                 General..................................................   1
                 Gas Sales, Storage and Transportation....................   1
                 Gas Gathering and Processing.............................   2
                 Competition..............................................   3
             Gas System Reserves..........................................   3
                 General..................................................   3
                 Reserves.................................................   3
                 Reserves Dedicated to a Particular Customer..............   3
             Regulations Affecting Gas System.............................   4
                 General..................................................   4
                 Rate Matters.............................................   4
         Gas and Oil Exploration and Production...........................   5
         Environmental....................................................   6
         Other Developments...............................................   6
 2.  Properties...........................................................   7
 3.  Legal Proceedings....................................................   7
 4.  Submission of Matters to a Vote of Security Holders..................   7

                                     PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters.........................................................   8
 6.  Selected Financial Data..............................................   8
 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   8
 8.  Financial Statements and Supplementary Data..........................   8
 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   8

                                    PART III

 10. Directors and Executive Officers of the Registrant...................   9
 11. Executive Compensation...............................................  11
 12. Security Ownership of Certain Beneficial Owners and Management.......  19
 13. Certain Relationships and Related Transactions.......................  22

                                     PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  23



                                       (i)

                                    GLOSSARY



"ANR" means American Natural Resources Company
"ANR Pipeline" means ANR Pipeline Company
"Bcf" means billion cubic feet
"CFS" means CIG Field Services Company
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" or the "Company" means Colorado Interstate Gas Company and/or its subsidiaries
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Huddleston" means Huddleston & Co., Inc., Houston, Texas
"Long tons" means weight measurement of 2,240 pounds
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"NGL" means natural gas liquids
"Order 636" means FERC Order No. 636 which is more fully described in Item 1,
     "Business, Regulations Affecting Gas System - General"
"WIC" means Wyoming Interstate Company, Ltd.
"Working gas" means that volume of gas available for withdrawal and use by the Company's customers


NOTE: Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.



                                      (ii)

                                     PART I

Item 1.     Business.

                                  INTRODUCTION

      Colorado is a Delaware corporation organized in 1927. All of Colorado's outstanding common stock is owned by Coastal Natural Gas, which is a wholly-owned subsidiary of Coastal. Colorado owns and operates an interstate natural gas pipeline system and also has gas and oil exploration and production operations. At December 31, 1995, the Company had 1,072 employees.

      The revenues and operating profit of the Company by industry segment for each of the three years in the period ended December 31, 1995, and the related identifiable assets as of December 31, 1995, 1994 and 1993, are set forth in
Note 12 of Notes to Consolidated Financial Statements included herein.



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

      Public Service Company of Colorado was the Company's only customer accounting for revenue that equaled or exceeded 10% of the Company's consolidated revenues for the years 1995, 1994 and 1993 (See Note 12 of Notes to Consolidated Financial Statements.)

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

      The Company's principal pipeline facilities at December 31, 1995 consisted of 6,381 miles of pipeline and 68 compressor stations with approximately 345,000 installed horsepower. At December 31, 1995, the design peak day delivery capacity of the transmission system was approximately 2 Bcf per day. The underground storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 780 MMcf.

Gas Sales, Storage and Transportation

      Beginning in October 1993, Colorado implemented Order 636 on its system and as a result, Colorado's gas sales contracts have been "unbundled" and such sales are now made at the producer wellhead. Colorado's gas sales contracts extend through September 30, 1996. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

      Gas sales revenues were $124 million in 1995, compared to $139 million in 1994 and $223 million in 1993. The decreases from 1993 are due largely to the fact that prior to the mandated restructuring under Order 636, the costs of providing gathering, storage and transportation services for sales customers were recovered as part of the total resale rate and were classified as part of gas sales revenue. Subsequent to restructuring, these costs are now recovered under separate rates for each service.

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

      Pursuant to an operating agreement with CIG Gas Storage Company, an affiliate, the Company operates a newly completed storage field located in northeastern Colorado. When fully developed, the field will have a storage capacity of 5.3 Bcf with a delivery rate of 200 MMcf per day. Such capacity is fully subscribed under 30-year contracts.

      Colorado's deliveries for the years 1995, 1994 and 1993 were as follows:

                               Total System              Daily Average
               Year             Deliveries             System Deliveries
                                   (Bcf)                    (MMcf)
               ----            ------------            -----------------

               1995                 456                     1,248
               1994                 436                     1,195
               1993                 453                     1,241

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

      Colorado has approximately 3,000 miles of gathering lines and approximately 109,200 horsepower of compression in its gathering operations. Colorado owns and operates six gas processing plants which recovered approximately 81 million gallons of liquid hydrocarbons in 1995, compared to 88 million gallons in 1994 and 86 million gallons in 1993, and 4,600 long tons of sulfur in 1995, compared to 4,300 long tons in 1994 and 4,400 long tons in 1993. Additionally, in 1995 and 1994, Colorado processed approximately 6 million gallons of liquid hydrocarbons owned by others compared to 12 million gallons in 1993. These plants, with a total operating capacity of approximately 697 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

      On October 31, 1995, Colorado filed an application with the FERC seeking authority to transfer to CFS, a subsidiary of Colorado, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. The filing was protested by some parties and proceedings are underway at the FERC to resolve the issues that have been raised by the intervenors. Following receipt of authorizations, Colorado will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS.

      The Company has also contracted to operate two helium processing facilities located in eastern Colorado and the western Oklahoma panhandle area. These helium facilities are joint venture/partnership arrangements which are partially owned by affiliates of the Company.

Competition

      Colorado has historically competed with interstate and intrastate pipeline companies in the sale, transportation and storage of gas and with independent producers, brokers, marketers and other pipelines in the gathering, processing and sale of gas within its service areas. On October 1, 1993, the Company implemented Order 636 on its system and as a consequence its gas sales contracts have been "unbundled" at the producer wellhead. Order 636 also mandated implementation of capacity release and secondary delivery point options thus allowing a pipeline's firm transportation customers to compete with the pipeline for interruptible transportation. Additional information on Order 636 is included under "Regulations Affecting Gas System" included herein.

      Natural gas competes with other forms of energy available to customers, primarily on the basis of price paid by end users. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by Colorado.


GAS SYSTEM RESERVES

General

      Colorado, through its unincorporated Merchant Division, continues to make natural gas sales to a number of customers. In 1996, Colorado has sales contract commitments of approximately 55,000 MMcf. Colorado will meet its sales commitments primarily with purchases from third parties under existing contracts and with production of Company-owned reserves. Colorado will also make spot gas purchases, if needed.

Reserves

      The table below represents estimates of the Company's owned or controlled reserves as of December 31, 1995, 1994, and 1993, as prepared by Huddleston, Colorado's independent engineers.

                                                      1995       1994      1993
                                                      ----       ----      ----

      Owned or controlled by Colorado (Bcf)........    346        383       433

      The estimates of owned or controlled gas reserves include quantities economically recoverable over the productive life of existing wells and quantities estimated to be recoverable in the future, either from completions in other productive zones of existing wells or from additional wells to be drilled in proven reservoirs currently controlled by Colorado. The independent engineers' estimates of reserves are based upon new analyses or upon a review of earlier analyses updated by production and field performance.

      At December 31, 1995, Colorado maintained under its own account 1.4 Bcf of natural gas in underground working storage for system balancing. The Company has an additional 37.8 Bcf of base gas in its four owned storage fields.

Reserves Dedicated to a Particular Customer

      Colorado is committed to sell gas to Mesa Operating Company ("Mesa"), a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Mesa. Effective October 1, 1993, an undivided interest in the West Panhandle Field leases, related to this 23% of the total net production not committed to Mesa, was assigned by Colorado to a subsidiary. The reserve volumes reported represent those retained by Colorado as well as those assigned to the subsidiary.

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

      Colorado is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the Department of Transportation. Additionally, the Company is subject to similar safety requirements from the Department of Labor's Occupational Safety and Health Administration related to its processing plants. Operations on United States government land are regulated by the Department of the Interior.

Rate Matters

      On April 8, 1992, the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. Oral argument in the case was held before the United States Court of Appeals for the D.C. Circuit in February 1996. Notwithstanding those appeals, the Company has successfully complied with the requirements of Order 636.

      Colorado's gas sales for resale contracts extend through September 30, 1996. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Pursuant to Order 636, Colorado's gas sales have been "unbundled" at the producer wellhead. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

      On March 31, 1993, Colorado filed with the FERC under Docket RP93-99 to increase its rates and such filing became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by the Company which resolved all of the issues in the proceeding. The Company has implemented the rates established in the settlement and was required to make refunds as a result of the approval of the settlement. Such refunds were distributed in March and April 1995 and totalled approximately $22 million, inclusive of interest. The Company had fully accrued for these refunds and, therefore, such refunds did not have an adverse effect on its consolidated financial position or results of operations.

      On October 31, 1995, Colorado filed an application with the FERC seeking authority to transfer to CFS certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, Colorado requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. Colorado has requested that the FERC issue an order approving the application to be effective on September 30, 1996. The filing was protested by some parties and proceedings are underway at the FERC to resolve the issues that have been raised by the intervenors. Following receipt of authorizations, Colorado will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most, but not all, of the Company's current gathering assets. Under current FERC policies, once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the

FERC's general jurisdiction under the NGA, although the FERC has indicated that, in certain very narrow circumstances, it will assert regulatory jurisdiction over gathering by affiliates of interstate pipelines such as CFS. The FERC's policy with respect to treatment of gathering affiliates of interstate pipelines is on appeal at this time.

      On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC has also requested comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services.

      Colorado will make a general rate increase filing with the FERC in the first half of 1996, with such filing expected to become effective, subject to refund, in late 1996.

      Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.



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

      The following table shows gas, oil and condensate production volumes of the Company, including quantities attributable to its natural gas system, for the three years ended December 31, 1995:

                                                                                    1995         1994         1993
                                                                                    ----         ----         ----

      Gas (MMcf)...........................................................       52,341       61,046       56,454
      Oil (000 barrels)....................................................           20            8            8
      Condensate (000 barrels).............................................           63           74           49

      The following table summarizes sales price and unit cost information of the Company's exploration and production operations for the three years ended December 31, 1995:

                                                                                    1995         1994         1993
                                                                                    ----         ----         ----

      Average sales price (net of production taxes):
           Gas - per Mcf...................................................      $  1.04      $  1.44     $   1.81
           Oil - per barrel................................................        15.96        14.38        15.18
           Condensate - per barrel.........................................        16.05        15.09        15.92

      Average production cost per unit (equivalent Mcf)....................      $  0.45      $  0.37     $   0.51

      At December 31, 1995, the gas and oil properties of the Company included leasehold interests covering 459,411 acres (345,150 net acres), of which 381,455 acres (317,538 net acres) were developed and 77,956 acres (27,612 net acres) were undeveloped. The net developed acreage is concentrated principally in Texas (78%), Oklahoma (8%), Wyoming (6%) and Utah (6%). The net undeveloped acreage is principally in Wyoming (52%), Montana (21%) and Colorado (9%).

      The Company drilled 7 gross (2.44 net) gas wells, 19 gross (7.68 net) gas wells and 22 gross (12.53 net) gas wells in 1995, 1994 and 1993, respectively. The Company had 986 gross (840.22 net) productive gas wells and 7 gross (6.24 net) productive oil wells as of December 31, 1995.

      Information on Company-owned reserves of oil and gas is included herein under "Supplemental Information on Oil and Gas Producing Activities (Unaudited)" in Item 14(a)1 included herein.

      The Company competes with major integrated oil companies and independent oil and gas companies for suitable prospects for oil and gas drilling operations. The availability of a ready market for gas discovered and produced depends on numerous factors frequently beyond the Company's control. These factors include the extent of gas discovery and production by other producers, crude oil imports, the marketing of competitive fuels, and the proximity, availability and capacity of gas pipelines and other facilities for the transportation and marketing of gas. The production and sale of oil and gas is subject to a variety of federal and state regulations, including regulation of production levels.



                                  ENVIRONMENTAL

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $500,000 on environmental capital projects in 1995 and anticipates annual capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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



                               OTHER DEVELOPMENTS

      In January 1996, the Company announced an open season for interested parties to request new transportation capacity on its Wind River Lateral. The lateral has a current capacity of 195,000 Mcf per day and transports natural gas from the Wind River Basin, where producers have increased natural gas production by more than 25 percent since 1992. The expected expansion of the Wind River Lateral would be sized to meet producer demand based upon the execution of new transportation agreements.

      Colorado has submitted bids and executed precedent agreements with WIC and with Trailblazer Pipeline Company for 99 thousand and 10 thousand dekatherms per day of firm transportation capacity, respectively. Colorado has undertaken these commitments in order to: 1) provide current and future customers of Colorado with direct access to points of delivery from these pipeline systems without the customer having to contract separately for and administer contracts on multiple pipeline systems; and 2) to enhance Colorado's own operational reliability across the portion of its pipeline system which generally parallels the WIC system. Colorado anticipates making the appropriate filings at the FERC to hold this capacity in late March, 1996.

      Colorado currently has no excess firm pipeline capacity in its Rocky Mountain states marketing area. In addition, Colorado recently agreed with its major customer to a long-term transportation and storage contract, subject to certain conditions.

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

      Certain preferred stock resolutions restrict the payment of dividends on common stock. Under the most restrictive of these provisions, approximately $413.2 million of retained earnings was available for dividends on the common stock of the Company at December 31, 1995. Additional information relating to dividends is set forth under the "Statement of Consolidated Retained Earnings and Additional Paid-In Capital" included herein.

Item 6.    Selected Financial Data.

      The following selected financial data (in thousands of dollars) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                                      Year Ended December 31,
                                                -----------------------------------------------------------------
                                                    1995         1994          1993         1992          1991
                                                -----------   -----------  -----------   -----------   ----------

Operating revenues...........................   $   381,623   $   385,289  $   438,014   $   402,220   $  375,244
Net earnings.................................        87,716        78,507       73,178        84,075       82,757
Total assets.................................       861,448       962,111      901,627     1,097,178    1,023,586
Long-term debt, excluding current maturities.       179,299       179,225      179,145       195,278      203,404
Mandatory redemption preferred stock.........           556           556          556           556          906
Common stock and other stockholders' equity..       459,808       411,423      358,047       525,400      503,946

------------------------
      All of the outstanding common stock of Colorado is owned by Coastal Natural Gas; therefore, earnings and cash dividends per common share have no significance and are not presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-5 herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

      The directors and executive officers of Colorado as of March 13, 1996, were as follows:

         Name (Age), Year First Elected             Positions and Offices
             Director and/or Officer                with the Registrant
      -----------------------------------       ----------------------------
      Harold Burrow (81), 1974                  Chairman of the Board of
                                                   Directors
      Jon R. Whitney (51), 1987 and 1974        President, Chief Executive
                                                   Officer and Director
      Richard L. Anderson (59), 1989            Director
      David A. Arledge (51), 1981               Director
      James F. Cordes (55), 1986                Vice Chairman of the Board of
                                                   Directors
      Peter J. King, Jr. (74), 1989             Director
      Roger L. Ogden (50), 1989                 Director
      Paul W. Powers (53), 1989                 Director
      William B. Tutt, (54), 1989               Director
      O. S. Wyatt, Jr. (71), 1972               Director
      C. Scott Hobbs (42), 1985                 Executive Vice President and
                                                   Chief Operating Officer
      Daniel F. Collins (54), 1986              Senior Vice President
      Donald H. Gullquist (52),1994             Senior Vice President
      Rebecca H. Noecker (44), 1988             Senior Vice President, General
                                                   Counsel and Director
      Austin M. O'Toole (60), 1984              Senior Vice President and
                                                   Secretary
      Coby C. Hesse (48), 1986                  Senior Vice President
      Richard G. Smead (49), 1988               Senior Vice President
      Donald J. Zinko (51), 1988                Senior Vice President
      Steven J. Coffin (40), 1990               Vice President
      Ronald A. Gillet (54), 1993               Vice President
      Thomas E. Jackson, Jr. (56), 1989         Vice President
      Ronald D. Matthews (48), 1994             Vice President and Treasurer
      Robert O. Reid (49), 1985                 Vice President
      William H. Sparger (53), 1992             Vice President
      Steven W. Zuckweiler (45), 1991           Vice President
      Dan A. Homec (47), 1989                   Assistant Vice President and
                                                   Controller

      The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with Colorado's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1996. Each of the directors or officers named above have been directors or officers of Colorado, ANR Pipeline and/or Coastal for five years or more except for the following:

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

Item 11.   Executive Compensation.

      Colorado is an indirectly, wholly-owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of directors and officers of Coastal is contained in this section.

      The following table sets forth information for the fiscal years ended December 31, 1995, 1994 and 1993 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                                            Summary Compensation Table

                                                                             Long Term Compensation
                                                                         ------------------------------
                                     Annual Compensation<F1>                Awards           Payouts
                             ----------------------------------          ------------     -------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year    Salary ($)<F2>   Bonus ($)<F3>       SARs (#)<F4>         ($)<F5>            $<F6>
------------------           ----    ----------       ---------          ------------     -------------    --------------

O. S. Wyatt, Jr.,            1995         849,093         300,000               -0-            -0-              67,928
Chairman of the Board        1994         849,093         200,000               -0-                             67,928
(and CEO through             1993         962,495          90,000               -0-                             71,690
October 4, 1995)

David A. Arledge,            1995         622,867         300,000            50,000          85,875             49,829
President, (CEO              1994         553,873         150,000               -0-                             44,310
commencing October 5,        1993         473,211          70,000            38,848                             42,042
1995) and Director

James F. Cordes,             1995         592,222         135,000            15,000          42,937             47,378
Executive V.P.               1994         592,223         130,000               -0-                             47,378
and Director                 1993         624,675          50,000            32,094                             48,414

James A. King,               1995         343,823          80,000            10,000           -0-               10,141
Executive V.P.               1994         343,823          75,000               -0-                              6,877
                             1993         324,658          28,000            20,000                              3,254

Sam F. Willson, Jr.          1995         334,062          75,000            10,000          25,762             26,725
Executive V.P.               1994         334,062          75,000               -0-                             26,725
                             1993         334,062          28,000            15,000                             28,600

------------------------
<F1>
Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

<F2>
Salary amounts for Messrs. Wyatt, Arledge and Cordes for 1993 include directors' fees paid during this period. Directors' fees for members of management of Coastal were eliminated in September 1993. There was no salary change for Mr. Wyatt during 1994 and 1995; the reduced base pay level for 1994 and 1995 was due to the September 1993 salary reduction (reported in the 1994 Proxy Statement) being in effect for all of 1994 and 1995.

<F3>
The 1995 bonuses were based on the following factors: the individual's position; the individual's responsibility; and the individual's ability to impact Coastal's financial success.






<F4>
The options do not carry any stock appreciation rights.

<F5>
During 1995, Messrs. Arledge, Cordes and Willson received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.

<F6>
All Other Compensation for 1995 consists of: (i) Coastal contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James
F. Cordes $12,000; James A. King $3,000; and Sam F. Willson, Jr. $12,000); and
(ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,928; David A. Arledge $37,829; James F. Cordes $35,378; James A. King $7,141; and Sam F. Willson, Jr., $14,725). These payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

      Coastal is negotiating an employment contract with James L. Van Lanen, Senior Vice President of Coastal responsible for coal operations, at his current annual rate of salary which will become effective upon the completion of the previously announced prospective sale of Coastal's coal subsidiaries, and which will extend through January 26, 2000. In addition, Coastal anticipates an agreement with Mr. Van Lanen under which he will receive a bonus based on the proceeds of the sale of such subsidiaries.

Stock Options

      The following table sets forth information with respect to stock options granted on March 1, 1995 for the fiscal year ended December 31, 1995 to the Named Executive Officers.

                                   Option/SAR Grants in Last Fiscal Year (1995)

                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                 Granted<F1>       Fiscal Year<F2>      ($/Sh)           Date         Value ($)<F3>
           ----             ---------------     ---------------       ----------   --------------  --------------

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-              -0-

David A. Arledge                  50,000                 -0-            28.50           2/28/05         623,153

James F. Cordes                   15,000                 -0-            28.50           2/28/05         186,946

James A. King                     10,000                 -0-            28.50           2/28/05         124,631

Sam F. Willson, Jr.               10,000                 -0-            28.50           2/28/05         124,631

--------------------
<F1>
Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary.

<F2>
The options do not carry any stock appreciation rights.

<F3>
Based on the Black-Scholes option pricing model expressed as a ratio .4373 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .2343, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 7.4%, (iii) a dividend yield of 1.42% and (iv) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise. Studies conducted by Coastal's independent consultants indicate that options are usually exercised before the end of the full ten-year term.

Option/SAR Exercises and Holdings

      The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1995.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1995)

                                                                             Number of
                                                                            Securities               Value of
                                                                            Underlying              Unexercised
                                                                            Unexercised            In-the-Money
                                                                           Options/SARs            Options/SARs
                                                                           at FY-End (#)         at FY-End ($)<F1>

                        Shares Acquired                                    Exercisable/            Exercisable/
        Name              on Exercise (#)       Value Realized ($)         Unexercisable           Unexercisable
--------------------    -----------------      ---------------------     -----------------       ---------------
O. S. Wyatt, Jr.               -0-                      -0-               -0-     /  -0-         -0-    /   -0-
David A. Arledge               -0-                      -0-              222,373  /  98,000   2,501,525 /  833,300
James F. Cordes              121,787                 1,036,099            16,000  /  49,000      20,000 /  414,850
James A. King                  -0-                      -0-               24,000  /  16,000     258,800 /  154,400
Sam F. Willson, Jr.          16,149                   64,743              36,000  /  31,000     226,560 /  258,350

------------------
<F1>
$-based on the market price of $37.19 at December 31, 1995.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

      The following report has been provided by Coastal's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current S.E.C. proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Roy D. Chapin, Jr., and Jerome S. Katzin.

      This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1995 pay levels for the CEO.

Overall Objectives of the Executive Compensation Program

      Coastal's compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide fully competitive levels of compensation - at expected levels of performance - in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between Coastal's executives and stockholders such that a significant portion of each executive's compensation is directly linked to maximizing stockholder value.

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

      In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1995 were at or below the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graph, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

      Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1995 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

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

The Annual Bonus Plan

      Coastal's Annual Bonus Plan is intended to (1) reward key employees based on company/business unit and individual performance; (2) motivate key employees; and (3) provide competitive cash compensation opportunities to plan participants. Under the plan, target award opportunities vary by individual position and are expressed as a percent of base salary. The individual target award opportunities, which are slightly below market median levels, are then aggregated into a total target pool which is adjusted as described below. The amount a particular executive may earn is directly dependent on the individual's position, responsibility, and ability to impact our financial success.

      The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1995, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1995 Coastal's EBIT performance was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1995 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graph), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1995 were below target and median market levels.

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

Long-Term Incentive Plan

      Coastal's Long-Term Incentive Plan ("LTIP") is designed to focus executive efforts on the long-term goals of Coastal and to maximize total return to our shareholders. While Coastal's LTIP allows the Committee to use a variety of long-term incentive devices, the Committee has relied solely on stock option awards to provide long-term incentive opportunities in recent years.

      Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and are fully exercisable within 7 years of the grant date.

      Stock options were granted to the Named Executive Officers in 1995 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted.

1995 Chief Executive Officer Pay

      As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

O. S. Wyatt, Jr.

      Mr. Wyatt served as CEO through October 4, 1995 when, at his recommendation, the Board of Directors elected Mr. Arledge to the CEO position.

      Mr. Wyatt received no salary increase in 1995. The Committee took no action regarding Mr. Wyatt's base salary, in spite of significantly improved Coastal performance during the year. This lack of any adjustment is not a reflection of performance; rather, it is based on considering strong input from the Chairman, who wants to see continued improvement in shareholder returns before receiving any base salary increase.

      Mr. Wyatt's bonus for 1995 performance was $300,000 payable in 1996. This bonus award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report was below the aggressive Coastal targets.

      The Committee granted no stock options to Mr. Wyatt in 1995 (consistent with past practices), considering his strongly expressed and longstanding opinion on this issue. Mr. Wyatt and the Committee considered Mr. Wyatt's current level of stock ownership in reaching this decision.

David A. Arledge

      Mr. Arledge was elected CEO on October 5, 1995. During 1995, his base annual salary was increased to $625,000.

      Mr. Arledge's bonus for 1995 was $300,000 payable in 1996. This award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were below the aggressive Coastal targets.

      The Committee granted stock options for 50,000 shares to Mr. Arledge in 1995 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is below market levels for the executive positions held by him.

$1 Million Pay Deductibility Cap

      Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1995 LTIP is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

      Also, at the present time, the Chairman of the Board of Directors and the CEO are the only executives whose base salary plus target bonus exceeds $1 million. In order to preserve Coastal's tax deduction for base salary plus bonus for these individuals, Coastal has established a nonqualified deferred compensation program. Under this program, any annual incentive awards that bring cash compensation to a level over $1 million may be deferred so that payments occur after the individual is no longer a Named Executive Officer, thus preserving the deductibility of the pay for Coastal.

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

                                                Pension Plan Table

                                                              Years of Credited Service
      5-Year Final                     --------------------------------------------------------------------
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------

      $  125,000...................  $   34,133      $  45,511      $   56,889      $  68,266     $  67,518
         150,000...................      41,633         55,511          69,389         83,266        82,518
         175,000...................      41,633         55,511          69,389         83,266        82,518
         200,000...................      41,633         55,511          69,389         83,266        82,518
         225,000...................      41,633         55,511          69,389         83,266        82,518
         250,000...................      41,633         55,511          69,389         83,266        82,518
         300,000...................      41,633         55,511          69,389         83,266        82,518
         400,000...................      41,633         55,511          69,389         83,266        82,518
         450,000...................      41,633         55,511          69,389         83,266        82,518
         500,000...................      41,633         55,511          69,389         83,266        82,518

(A) Compensation covered under the Pension Plan for employees of Coastal and Coastal Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1995.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1995 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 40 years, $461,297; Mr. Arledge, 15 years, $56,288; Mr. Cordes, 18 years, $76,087; Mr. King, 3 years $12,141 (not vested); and Mr. Willson, 23 years, $99,715.

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

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                     [GRAPH]

                           Five-Year Cumulative Values
                             $100 Invested 12/31/90
                              Dividends Reinvested

                                                      DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1990          1991         1992         1993         1994         1995
                                        ----          ----         ----         ----         ----         ----

Coastal                              $   100         $  78        $  77        $  91        $  85        $ 121
S&P 500                                  100           130          140          154          156          215
Index<F1><F2>                            100            83           75           89          108           97

<F1>
The Index is based on Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder return weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of:
Arkla/NorAm, Burlington Res., Cabot, Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, PanEnergy, Questar, Seagull Energy, Sonat, Southwestern Energy, Tenneco, Valero and Williams Cos.

<F2>
Coastal is excluded from the Index.

Transactions with Management and Others

      In 1987, Coastal Mart, Inc. ("Coastal Mart"), a subsidiary of Coastal, entered into a ten-year lease/purchase agreement with Pester Marketing Company ("Pester Marketing") for 220 gasoline service stations (subsequently reduced to 182 stations through disposition of assets) located in the midwestern region of the United States. Jack Pester, a principal stockholder and Chief Executive Officer of Pester Marketing, subsequently became an employee, officer and director of Coastal Mart and was elected a Senior Vice President of Coastal. Mr. Pester is no longer active in the management of Pester Marketing, and his stock interest in that company has been placed in trust. In 1994, the lease transaction was terminated pursuant to an agreement under which Coastal Mart acquired ownership of and title to 175 of the gasoline service stations and Pester Marketing retained the seven remaining stations.

      During 1995 Coastal and/or its subsidiaries sold approximately 13,447,600 gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $8,352,300.

      The following table sets forth ownership of units of limited partnership interests in the Coastal 1987 Drilling Program, Ltd. by directors and all directors and executive officers as a group.

Directors                                                              Units

O. S. Wyatt, Jr...................................................      750
Harold Burrow.....................................................      100
David A. Arledge..................................................        -
John M. Bissell...................................................        -
George L. Brundrett, Jr...........................................        -
Roy D. Chapin, Jr.................................................       20
James F. Cordes...................................................        -
Roy L. Gates......................................................        -
Kenneth O. Johnson................................................        -
Jerome S. Katzin..................................................        -
Thomas R. McDade..................................................        -
L. D. Wooddy, Jr..................................................        -
All directors and executive
    officers as a group (31 persons,
    including the above)..........................................      890

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security ownership of certain beneficial owners.

      The following is information, as of March 13, 1996, on each person known or believed by Colorado to be the beneficial owner of 5% or more of any class of its voting securities:

                                                                                Amount and Nature
                                        Name and Address                          of Beneficial          Percent
Title of Class                         of Beneficial Owner                          Ownership           of Class
--------------                   -----------------------------                  -----------------       --------
Common Stock,                    Coastal Natural Gas Company                    10 shares direct          100%
$5 par value per share           Nine Greenway Plaza
                                 Houston, Texas 77046

      (b)  Security ownership of management.

      Colorado is an indirectly, wholly-owned subsidiary of Coastal. Information concerning the security ownership of certain beneficial owners and management of Coastal is contained in this section.

      The total number of shares of stock of Coastal outstanding as of March 13, 1996 is 113,480,598: consisting of 61,056 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"); 77,495 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"); 32,663 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"); 8,000,000 non-voting shares of $2.125 Cumulative Preferred Stock, Series H; 104,918,785 shares of Common Stock, and 390,599 shares of Class A Common Stock.

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

      The following table sets forth information, as of March 13, 1996, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class <F1>
-----------------------------               --------------------          -----------------           ------------
O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>             38.2
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                13,476,985  <F3>             12.8
Thrift Plan, ESOP and                       Class A Common Stock                71,537  <F3>             17.7
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Flr.
Houston, Texas  77002

FMR Corp.                                       Common Stock                 7,475,935                    7.1
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                   47.5
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              32,663  <F4>            100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

----------
<F1>
Class includes presently exercisable stock options held by directors and executive officers.

<F2>
Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3>
The Trustee/Custodian is the record owner of these shares; and also is the record owner of 826 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4>
Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

      The following table sets forth information, as of March 13, 1996, regarding each of the current directors, including Class I directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1996; Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997 and Messrs. Cordes, Gates, Johnson and McDade are Class III directors whose terms expire in 1998.

                                                                                                  Number of Shares
      Name, (Age), Year           Offices with Coastal                                              Beneficially         Percent (%)
    First Became Director      and/or Principal Occupation                Title of Class              Owned<F1>           of Class*
    ---------------------      ---------------------------                --------------          ----------------      -----------

   O. S. Wyatt, Jr.           Chairman of the Board                       Common Stock               2,866,558  <F2>       2.7
   (71), 1955                                                             Class A Common Stock         154,577  <F2>      38.2

   Harold Burrow              Vice Chairman of the Board;                 Common Stock                 154,281  <F2>
   (81), 1973                 Chairman of Colorado and ANR                Class A Common Stock          13,603             3.4

   David A. Arledge           President and                               Common Stock                 234,634
   (51), 1988                 Chief Executive Officer                     Class A Common Stock          14,396             3.6

   John M. Bissell            Chairman and Chief Executive                Common Stock                   4,576
   (65), 1985                 Officer of Bissell Inc.                     Class A Common Stock             -0-

   George L. Brundrett, Jr.   Attorney; Former Senior Vice President      Common Stock                   4,910
   (74), 1973                 and General Counsel of Coastal              Class A Common Stock           2,290

   Roy D. Chapin, Jr.         Former Chairman and                         Common Stock                   3,250  <F2>
   (80), 1988                 Chief Executive Officer                     Class A Common Stock             -0-
                              of American Motors Corporation

   James F. Cordes            Executive Vice President;                   Common Stock                  38,131
   (55), 1985                 President of ANR;                           Class A Common Stock             -0-
                              President, Natural Gas Group

   Roy L. Gates               Retired; Ranching and Investments           Common Stock                   4,095
   (67), 1969                                                             Class A Common Stock           2,736

   Kenneth O. Johnson         Senior Vice President                       Common Stock                  59,128
   (75), 1988                                                             Class A Common Stock           9,604             2.4

   Jerome S. Katzin           Retired Investment Banker                   Common Stock                  41,803
   (77), 1983                                                             Class A Common Stock             -0-

   Thomas R. McDade           Senior Partner, Law Firm of McDade          Common Stock                     500
   (63), 1993                 & Fogler L.L.P., Houston                    Class A Common Stock             -0-

   L. D. Wooddy, Jr.          Retired; Former President of Exxon          Common Stock                   2,000
   (69), 1992                 Pipeline Company                            Class A Common Stock             -0-

   All directors and executive officers as a group                        Common Stock               3,985,862  <F3>       3.8
   (31 persons, including the above)                                      Class A Common Stock         200,522  <F3>      49.5

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 186,198 shares of Class A Common Stock, which would constitute 47.7% of the shares of such class.

<F1>
Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in the Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Burrow (14,189 shares of Common Stock), Arledge (215,049 shares of Common Stock and 14,324 shares of Class A Common Stock), Cordes (21,000 shares of Common Stock), and Johnson (27,848 shares of Common Stock).






<F2>
Includes shares owned by the spouse and a son of Mr. Wyatt (266,595 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock) and by the spouse of Mr. Chapin (1,000 shares of Common Stock), as to which shares beneficial ownership is disclaimed.

<F3>
Includes presently exercisable stock options to purchase 677,979 shares of Common Stock and 14,324 shares of Class A Common Stock; also includes 279,811 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

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

      Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade & Fogler L.L.P. Prior to forming McDade & Fogler L.L.P., he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

      Messrs. Arledge, Burrow, Cordes and Wyatt are directors of Colorado and ANR Pipeline Messrs. Bissell and Chapin are directors of ANR Pipeline. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions.

      (a)  Transactions with management and others.

      The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1995 the Company had advanced $209.5 million to associated companies at a market rate of interest. Such amount is repayable on demand.

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


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Colorado and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                          Page
                                                                          ----
           Independent Auditors' Report................................... F-6
           Consolidated Balance Sheet at December 31, 1995 and 1994....... F-7
           Statement of Consolidated Earnings for the Years Ended
                December 31, 1995, 1994 and 1993.......................... F-9
           Statement of Consolidated Retained Earnings and Additional
                Paid-In Capital for the Years Ended December 31, 1995,
                1994 and 1993............................................  F-9
           Statement of Consolidated Cash Flows for the Years Ended
                December 31, 1995, 1994 and 1993.........................  F-10
           Notes to Consolidated Financial Statements....................  F-11
           Supplemental Information on Oil and Gas Producing Activities
                (Unaudited)..............................................  F-25

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

             (10)* Agreement for Consulting Services between Colorado Interstate Gas Company and Harold Burrow dated January 1, 1996.

             (21)*      Subsidiaries of the Company.

             (24)*      Power of Attorney (included on signature pages herein).

             (27)*      Financial Data Schedule.

----------------------

     Note:

      + Indicates documents incorporated by reference from the prior filing indicated.
      *    Indicates documents filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

      COLORADO INTERSTATE GAS COMPANY
      (Registrant)


By:   JON R. WHITNEY
      -------------------------------
      Jon R. Whitney
      President
      March 29, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   HAROLD BURROW
      -------------------------------
      Harold Burrow
      Chairman of the Board
      March 29, 1996


By:   JON R. WHITNEY
      -------------------------------
      Jon R. Whitney
      President, Chief Executive Officer and Director
      March 29, 1996


By:   DAVID A. ARLEDGE
      -------------------------------
      David A. Arledge
      Principal Financial Officer and Director
      March 29, 1996


By:   DAN A. HOMEC
      -------------------------------
      Dan A. Homec
      Assistant Vice President and
      Principal Accounting Officer
      March 29, 1996

By:   RICHARD L. ANDERSON
      -------------------------------
      Richard L. Anderson
      Director
      March 29, 1996



By:   JAMES F. CORDES
      -------------------------------
      James F. Cordes
      Director
      March 29, 1996



By:   PETER J. KING, JR.
      -------------------------------
      Peter J. King, Jr.
      Director
      March 29, 1996



By:   REBECCA H. NOECKER
      -------------------------------
      Rebecca H. Noecker
      Director
      March 29, 1996



By:   ROGER L. OGDEN
      -------------------------------
      Roger L. Ogden
      Director
      March 29, 1996



By:   PAUL W. POWERS
      -------------------------------
      Paul W. Powers
      Director
      March 29, 1996



By:   WILLIAM B. TUTT
      -------------------------------
      William B. Tutt
      Director
      March 29, 1996



By:   O. S. WYATT, JR.
      -------------------------------
      O. S. Wyatt, Jr.
      Director
      March 29, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially natural gas prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                                          Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1995        1994        1993
                                                                                 --------    --------    ---------

      Cash flow from operating activities to capital expenditures and debt
      service requirements...................................................      147.5%      374.5%        80.0%

      Debt to total capitalization...........................................       28.0%       30.3%        33.3%

      Times interest earned (before tax).....................................        8.3         7.4          6.5

      The Company's primary needs for cash are capital expenditures and debt service requirements. Capital expenditures, debt retirements and other cash needs in each of the years 1993 through 1995 and the sources of capital used to finance these expenditures are summarized in the Statement of Consolidated Cash Flows. Management believes the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

      Cash flow from operating activities amounted to $86.6 million in 1995, $195.7 million in 1994 and $77.6 million in 1993. The 1995 decrease can be attributed to increases for working capital requirements partially offset by increased earnings and changes in deferred income taxes. Liquidity needs were met in 1995 by internally generated funds.

      The Company has adopted a capital expenditure budget of approximately $83.7 million for 1996, an increase from the capital additions of $58.7 million in 1995. The anticipated increase in 1996 is the result of a $28.7 million increase for natural gas projects partially offset by a $3.7 million decrease for exploration and production projects. Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1995, the Company and certain affiliates could incur approximately $765.3 million of additional indebtedness. For the Company and such affiliates to incur indebtedness for borrowed money in excess of this amount, $200.0 million of indebtedness under this agreement would need to be retired.

      The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1995, the Company had advanced $209.5 million to associated companies at a market rate of interest. Such amount is repayable on demand.

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

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company spent approximately $500,000 on environmental capital projects in 1995 and anticipates annual capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

                              Results of Operations

Operating Revenues

      The following table reflects the increase (decrease) in operating revenues experienced by segment during the past two years (millions of dollars):

                                                                                           Increase (Decrease)
                                                                                             From Prior Year
                                                                                          --------------------
                                                                                            1995        1994
                                                                                          -------      -------

      Natural gas....................................................................     $     6      $  (64)
      Exploration and production.....................................................         (13)          6
      Adjustments and eliminations...................................................           3           5
                                                                                          -------      ------
                                                                                          $    (4)     $  (53)
                                                                                          =======      ======

Natural Gas

      1995 Versus 1994. Revenues from natural gas operations increased in 1995 due to changes in reservations of $61 million offset by a $17 million decrease resulting from reduced average gas sales prices, a $17 million decrease related to reduced sales volumes, decreased transportation and gathering revenues of $14 million and other decreases of $7 million.

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

      The daily average volumes of natural gas sold were 229 MMcf, 259 MMcf and 272 MMcf for 1995, 1994 and 1993, respectively. However, over the remaining life of Colorado's current gas sales contracts (most of which extend through September 30, 1996), it is expected that customers will reduce their contractual sales entitlement pursuant to the provisions of Order 636. Transportation volumes increased by 5% in 1995 over the 1994 level and the 1996 transportation volumes are estimated to be approximately the same as 1995.

Exploration and Production

      1995 Versus 1994. Revenues from exploration and production decreased in 1995 as a result of natural gas sales volumes generating a $6 million decrease, natural gas sales prices decreasing $4 million and other net decreases of $3 million.

      1994 Versus 1993. Revenues from exploration and production increased in 1994 as increases from natural gas volumes of $9 million and other increases of $2 million were partially offset by decreased natural gas sales prices of $5 million.

Other Income - Net

      The increases in 1995 and 1994 primarily reflect changes in interest income resulting from loans to affiliated companies.

Cost of Gas Sold

      1995 Versus 1994. The decrease is due primarily to reduced average purchase rates of $20 million and other decreases of $1 million partially offset by increased gas used costs of $9 million and increased purchase volumes of $3 million.

      1994 Versus 1993. The decrease is due primarily to reduced average gas purchase rates of $24 million, reduced purchase volumes of $9 million, decreased gas used costs of $19 million, decreased transportation, gathering and exchange gas costs of $15 million and storage gas costs associated with the 1993 sale of storage gas inventory pursuant to Order 636, net of injection/withdrawals in the amount of $11 million, partially offset by increases of $3 million.

Operation and Maintenance

      1995 Versus 1994. Operation and maintenance expense increased in 1995 due primarily to the discontinuance of a production incentive fee credit in the amount of $5 million partially offset by decreases of $1 million.

      1994 Versus 1993. Operation and maintenance expenses increased in 1994 due primarily to increased gas used in operations of $19 million partially offset by decreased gas and gas liquids handling of $3 million, decreased production taxes of $3 million and other decreases of $2 million.

Depreciation, Depletion and Amortization

      1995 Versus 1994. The decrease in 1995 of approximately $3 million is due primarily to a $4 million decrease related to reduced production volumes and a $1 million decrease due to a lower depreciation, depletion and amortization rate in the exploration and production segment offset by a $2 million increase as a result of increased depreciable plant in the natural gas segment.

      1994 Versus 1993. The increase is due primarily to a $5 million increase resulting from increased production volumes in the exploration and production segment and a $1 million increase as a result of increased depreciable plant in the natural gas segment partially offset by a $1 million decrease in the exploration and production segment due to a lower depreciation, depletion and amortization rate.

Operating Profit

      The following table reflects the increase (decrease) in operating profit experienced by segment during the past two years (millions of dollars):

                                                                                           Increase (Decrease)
                                                                                             From Prior Year
                                                                                          -------------------
                                                                                            1995        1994
                                                                                          -------      ------

      Natural gas....................................................................     $    11      $    5
      Exploration and production.....................................................          (7)          2
                                                                                          -------      ------
                                                                                          $     4      $    7
                                                                                          =======      ======

Natural Gas

      1995 Versus 1994. The natural gas segment's operating profit increase in 1995 is due to increased operating revenues of $6 million, decreased gas related costs of $9 million and other increases of $2 million partially offset by a $4 million increase in operation and maintenance expenses and a $2 million increase in depreciation, depletion and amortization expense.

      1994 Versus 1993. The natural gas segment's operating profit increase in 1994 is due to decreased gas related costs of $75 million and an increase in other income of $5 million partially offset by decreased operating revenues of $64 million and increased operation and maintenance expenses of $11 million.

Exploration and Production

      1995 Versus 1994. The exploration and production segment's operating profit decrease in 1995 is due to decreased revenues of $13 million partially offset by decreased depreciation, depletion and amortization expense of $5 million and other decreases of $1 million.

      1994 Versus 1993. The exploration and production segment's operating profit increase in 1994 is due to increased revenues of $6 million, partially offset by a $4 million increase in depreciation, depletion and amortization.

Interest Expense

      1995 Versus 1994. The slight decrease in 1995 is due to a reduction in interest on provisions for rate refunds.

      1994 Versus 1993. The decrease in 1994 is due to lower average debt outstanding resulting in a decrease of $2 million partially offset by a $1 million increase in other financial expenses.

Taxes on Income

      Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective income tax rate. The effective federal income tax rate for the Company was 32% in 1995, 33% in 1994 and 32% in 1993.

Recent Pronouncement of the FASB

      The FASB has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), to be effective in 1996. The provisions of FAS 121 require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The application of the new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations in 1996.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Colorado Interstate Gas Company
Colorado Springs, Colorado


      We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (an indirect, wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, retained earnings and additional paid-in capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colorado Interstate Gas Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP




Denver, Colorado
February 1, 1996

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                                ASSETS                                                    1995           1994
                                                                                      ------------   ------------

Plant, Property and Equipment, at cost:
   Gas pipeline...................................................................    $  1,061,497   $  1,016,188
   Gas and oil properties, at full-cost...........................................         138,067        144,442
                                                                                      ------------   ------------
                                                                                         1,199,564      1,160,630

   Accumulated depreciation, depletion and amortization...........................         658,327        635,300
                                                                                      ------------   ------------
                                                                                           541,237        525,330
                                                                                      ------------   ------------

Current Assets:
   Cash...........................................................................             883            372
   Receivables....................................................................          44,518        118,353
   Receivables from affiliates....................................................         221,784        246,609
   Inventories....................................................................           9,494          9,154
   Prepaid expenses...............................................................             280            628
   Current portion of deferred income taxes.......................................          25,359         43,760
                                                                                      ------------   ------------
                                                                                           302,318        418,876
                                                                                      ------------   ------------

Other Assets:
   Other deferred charges.........................................................          17,893         17,905
                                                                                      ------------   ------------

                                                                                      $    861,448   $    962,111
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                              December 31,
                                                                                      ---------------------------
                 STOCKHOLDERS' EQUITY AND LIABILITIES                                     1995           1994
                                                                                      ------------   ------------


Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value.......................................    $     27,561   $     27,561
   Additional paid-in capital.....................................................          19,035         19,035
   Retained earnings..............................................................         413,212        364,827
                                                                                      ------------   ------------
                                                                                           459,808        411,423
                                                                                      ------------   ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized 550,000 shares, outstanding 5,560 shares:
      5.50% Series................................................................             556            556
                                                                                      ------------   ------------

Debt:
   Long-term debt.................................................................         179,299        179,225
                                                                                      ------------   ------------

Current Liabilities:
   Accounts payable and accrued expenses..........................................         115,599        248,287
   Accounts payable to affiliates.................................................          11,352         14,389
   Taxes on income................................................................           1,594         19,013
                                                                                      ------------   ------------
                                                                                           128,545        281,689
                                                                                      ------------   ------------

Deferred Credits:
   Deferred income taxes..........................................................          88,298         84,576
   Other..........................................................................           4,942          4,642
                                                                                      ------------   ------------
                                                                                            93,240         89,218
                                                                                      ------------   ------------

                                                                                      $    861,448   $    962,111
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1995        1994         1993
                                                                              ----------  ----------   ---------
Revenues:
   Operating revenues:
      Nonaffiliates.......................................................    $  338,524  $  333,113   $ 376,937
      Affiliates..........................................................        43,099      52,176      61,077
                                                                              ----------  ----------   ---------
                                                                                 381,623     385,289     438,014
   Other income-net.......................................................        14,331       8,735       7,318
                                                                              ----------  ----------   ---------
                                                                                 395,954     394,024     445,332
                                                                              ----------  ----------   ---------
Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.......................................................        39,540      46,729     119,759
      Affiliates..........................................................         4,591       6,292       8,104
                                                                              ----------  ----------   ---------
                                                                                  44,131      53,021     127,863
   Operation and maintenance..............................................       163,255     159,223     148,351
   Depreciation, depletion and amortization...............................        39,037      41,655      36,345
   Interest expense.......................................................        18,092      18,932      20,426
   Taxes on income........................................................        43,723      42,686      39,169
                                                                              ----------  ----------   ---------
                                                                                 308,238     315,517     372,154
                                                                              ----------  ----------   ---------

Net Earnings..............................................................    $   87,716  $   78,507   $  73,178
                                                                              ==========  ==========   =========



                 STATEMENT OF CONSOLIDATED RETAINED EARNINGS AND
                           ADDITIONAL PAID-IN CAPITAL
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1995        1994         1993
                                                                              ----------  ----------   ---------
Retained Earnings:
Beginning balance.........................................................    $  364,827  $  311,451   $ 478,804
   Net earnings...........................................................        87,716      78,507      73,178

   Less dividends:
      Preferred stock:
         5.50% Series.....................................................            31          31          31
      Common stock........................................................        39,300      25,100     240,500
                                                                              ----------  ----------   ---------
                                                                                  39,331      25,131     240,531
                                                                              ----------  ----------   ---------

Ending balance............................................................    $  413,212  $  364,827   $ 311,451
                                                                              ==========  ==========   =========

Additional Paid-In Capital:
Beginning balance.........................................................    $   19,035  $   19,035   $  19,035
   Gain on redemption of preferred stock..................................             -           -           -
                                                                              ----------  ----------   ---------

Ending balance............................................................    $   19,035  $   19,035   $  19,035
                                                                              ==========  ==========   =========

                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1995        1994         1993
                                                                              ----------  ----------   ---------
Net Cash Flow From Operating Activities:
   Net earnings...........................................................    $   87,716  $   78,507   $  73,178
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization............................        39,037      41,655      36,345
      Deferred income taxes...............................................        21,602     (17,002)      9,840
      Producer contract reformation cost recoveries.......................           140       3,056       1,245
      Other...............................................................         3,821       8,511     (11,043)
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
      Accounts receivable.................................................        73,835      54,434     (49,639)
      Receivables from affiliates.........................................        13,571      14,821      (8,985)
      Inventories.........................................................          (340)        391        (986)
      Prepaid expenses....................................................           348         351      35,052
      Accounts payable and accrued expenses...............................      (132,688)     14,485      (8,354)
      Accounts payable to affiliates......................................        (3,029)    (21,203)     11,673
      Taxes on income.....................................................       (17,419)     17,738     (10,713)
                                                                              ----------  ----------   ---------

                                                                                  86,594     195,744      77,613
                                                                              ----------  ----------   ---------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.............................       (58,716)    (52,263)    (72,433)
   Proceeds from sale of plant, property and equipment....................         1,756       1,187       1,331
   Investments - other....................................................        (1,341)      1,226        (488)
   Net (increase) decrease in notes receivable from associated
    companies.............................................................        11,254    (113,250)    249,690
   Gas supply prepayments and settlements.................................           (12)        (28)     (7,121)
   Recovery of gas supply prepayments.....................................           314         375       9,005
                                                                              ----------  ----------   ---------

                                                                                 (46,745)   (162,753)    179,984
                                                                              ----------- -----------  ---------

Cash Flow from Financing Activities:
   Premium paid on reacquisition of debt..................................             -           -        (166)
   Payments to retire long-term debt......................................             -           -     (24,400)
   Dividends paid.........................................................       (39,338)    (33,323)   (232,336)
                                                                              ----------  -----------  ---------

                                                                                 (39,338)    (33,323)   (256,902)
                                                                              ----------  -----------  ---------

Net Increase (Decrease) in Cash...........................................           511        (332)        695

Cash at Beginning of Year.................................................           372         704           9
                                                                              ----------  ----------   ---------

Cash at End of Year.......................................................    $      883  $      372   $     704
                                                                              ==========  ==========   =========


                See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

-  Basis of Presentation

      Colorado is a subsidiary of Coastal Natural Gas, a wholly-owned subsidiary of Coastal. The stock of the Company was contributed by Coastal to Coastal Natural Gas effective April 30, 1982. The financial statements presented herewith are presented on the basis of historical cost and do not reflect the basis of cost to Coastal Natural Gas. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

      The Company is subject to the regulations and accounting procedures of the FERC. Colorado meets the criteria and, accordingly, follows the reporting and accounting requirements of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Although the accounting methods for companies subject to rate regulation may differ from those used by non-regulated companies, the accounting methods prescribed by the regulatory authority conform to the generally accepted accounting principle of matching costs with the revenue to which they apply.

      Transactions which the Company has recorded differently than a non-regulated entity include the following: the Company (i) has capitalized the cost of equity funds used during construction, and, (ii) has deferred purchase gas costs, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

      The Company has applied FAS 71 and evaluates the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At December 31, 1995, this amount was approximately $5.0 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge would be noncash and would have no direct effect on the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

-  Principles of Consolidation

      The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions.

-  Statement of Cash Flows

      For purposes of this Statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of amounts capitalized, of $19.3 million, $17.5 million and $20.3 million in 1995, 1994 and 1993, respectively. Cash payments for income taxes amounted to $39.5 million, $41.9 million and $40.5 million in 1995, 1994 and 1993, respectively.

-  Inventories

      Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $36.5 million and $31.2 million at December 31, 1995 and 1994, respectively.

-  Plant, Property and Equipment

      Property additions and betterments are capitalized at cost. In accordance with accounting requirements of the FERC, an allowance for equity and borrowed funds used during construction ("AFUDC") is included in the cost of the natural gas segment's additions and betterments. This cost amounted to $.9 million, $1.9 million and $1.2 million in 1995, 1994 and 1993, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties but do not include internal general and administrative costs directly related to acquisition, exploration and development activities. These amounts are expensed as incurred.

      The Company generally provides for depreciation on a straight-line basis, although the unit-of-production method is used for depreciation, depletion and amortization of certain natural gas properties. The depreciation rates for production and gathering, products extraction, storage, and transmission plant are 1.55 percent, 3.85 percent, 2.90 percent, and 2.60 percent, respectively. Depreciation, depletion and amortization of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for depreciation, depletion and amortization is determined by dividing the total unrecovered carrying value of gas and oil properties plus estimated future development costs by the estimated proved reserves included therein, as estimated by an independent engineer. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.89 for the year 1995, $.96 for the year 1994 and $1.00 for the year 1993. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to depreciation, depletion and amortization expense. No such charge was required in the periods presented.

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

      The FASB has issued FAS 121 to be effective in 1996. The provisions of FAS 121 require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The application of the new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations in 1996.

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

2.    Long-Term Debt

      Balances at December 31 were as follows (thousands of dollars):

                                                         1995         1994
                                                       ---------   ---------

      10% Senior Debentures, due 2005...............   $ 179,299   $ 179,225
                                                       =========   =========

      The 10% Senior Debentures, due 2005, are not redeemable prior to maturity and have no sinking fund provisions.

      Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1995, the Company and certain affiliates could incur approximately $765.3 million of additional indebtedness. For the Company and such affiliates to incur indebtedness for borrowed money in excess of this amount, $200.0 million of indebtedness under this agreement would need to be retired.

3.    Take-or-Pay Obligations

      The Consolidated Balance Sheet includes assets of $4.9 million and $5.7 million at December 31, 1995 and 1994, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. As a result of the implementation of Order 636 by the Company on October 1, 1993 (see Note 10 of Notes to Consolidated Financial Statements), gas sales are made at negotiated prices and are not subject to regulatory price controls. This does not affect the recoverability or the results of pending take-or-pay litigation or any take-or-pay or contractual reformation settlements that the Company may achieve with respect to periods before October 1, 1993. A portion of the costs associated with take-or-pay incurred prior to October 1, 1993, may continue to be recovered pursuant to FERC's Order No. 528.

      A few gas producers have instituted litigation arising out of take-or-pay claims against the Company. In the Company's experience, producers' claims are generally vastly overstated and do not consider all adjustments provided for in the contract or allowed by law. The Company has resolved the majority of the exposure with its suppliers for approximately 11% of the amounts claimed. At December 31, 1995, the Company estimated that unresolved asserted and unasserted producers' claims amounted to approximately $17.8 million. The remaining disputes will be settled where possible and litigated if settlement is not possible.

      At December 31, 1995, the Company was committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $.7 million, $.7 million, $.6 million, $.6 million and $.5 million for the years 1996-2000, respectively, and $2.3 million thereafter. Such commitments have not been adjusted for all amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

      The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the years 1995, 1994 and 1993.

4.    Common Stock and Other Stockholders' Equity

      All of the Company's common stock is owned by Coastal Natural Gas.

      Certain provisions of the preferred stock resolutions restrict the payment of dividends on common stock; however, all $413.2 million of retained earnings were available for dividends on the common stock of the Company at December 31, 1995.

5.    Mandatory Redemption Preferred Stock

      The Company's Mandatory Redemption Preferred Stock consists of the following:

      5.50% Cumulative Preferred Stock - Of the 150,000 shares authorized, 5,560 were outstanding as of December 31, 1995. The stock outstanding has an annual dividend rate of 5.5% and the remaining shares will be redeemed on or before July 1, 1997.

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

                                                             December 31, 1995              December 31, 1994
                                                       ---------------------------    ---------------------------
                                                        Carrying           Fair         Carrying          Fair
                                                         Amount            Value         Amount           Value
                                                       -----------     -----------    -----------      ----------
                                                                          (Thousands of Dollars)

      Financial assets:
         Cash.......................................   $       883     $       883    $       372      $      372
         Notes receivable from affiliates...........       209,449         209,449        220,703         220,703
      Financial liabilities:
         Long-term debt.............................       179,299         223,819        179,225         191,126
         Mandatory redemption preferred stock.......           556             556            556             556

      The carrying values of cash and notes receivable from affiliates are reasonable estimates of their fair values. The estimated value of the Company's long-term debt and mandatory redemption preferred stock is based on interest rates at December 31, 1995 and 1994, respectively, for new issues with similar remaining maturities.

7.    Taxes On Income

      Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

      Current Income Taxes:
         Federal.............................................................    $ 22,406    $ 54,194    $ 25,986
         State...............................................................        (285)      5,494       3,343
                                                                                 --------    --------    --------
                                                                                   22,121      59,688      29,329
                                                                                 --------    --------    --------

      Deferred Income Taxes:
         Federal.............................................................      19,328     (15,439)      8,818
         State...............................................................       2,274      (1,563)      1,022
                                                                                 --------    --------    --------
                                                                                   21,602     (17,002)      9,840
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 43,723    $ 42,686    $ 39,169
                                                                                 ========    ========    ========

      Coastal's federal income tax returns filed for the years 1985 through 1987 have been examined by the Internal Revenue Service ("IRS"), and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examinations of Coastal's federal income tax returns for 1988, 1989 and 1990 are currently in progress. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

      Provisions for federal income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

      Tax expense computed by applying the U.S. federal income
         tax rate of 35%.....................................................    $ 45,992    $ 42,407    $ 39,311

      Increases (reductions) in taxes resulting from:
         State income tax cost...............................................       1,293       2,556       2,837
         Tight sands gas credit..............................................      (2,896)     (4,344)     (2,495)
         Other...............................................................        (666)      2,067        (484)
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 43,723    $ 42,686    $ 39,169
                                                                                 ========    ========    ========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (thousands of dollars):

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1995        1994
                                                                                             --------    --------

      Excess of book basis over tax basis of plant, property and equipment................   $ 86,920    $ 80,037
      AFUDC equity income tax gross-up pursuant to FAS No. 109............................      1,786       4,620
      Other...............................................................................       (408)        (81)
                                                                                             --------    --------
         Deferred tax liabilities.........................................................     88,298      84,576
                                                                                             --------    --------

      Provisions for rate refunds and contested claims....................................    (20,413)    (32,547)
      Recoverable regulatory costs and accrued expenses...................................     (4,714)     (9,573)
      Other...............................................................................       (232)     (1,640)
                                                                                             --------    --------
         Deferred tax (assets)............................................................    (25,359)    (43,760)
                                                                                             --------    --------

         Deferred income taxes............................................................   $ 62,939    $ 40,816
                                                                                             ========    ========

8.    Benefit Plans

      The Company participates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1995, the Plan did not have an unfunded accumulated benefit obligation. Colorado made no contributions to the Plan for 1995, 1994 or 1993. Assets of the Plan are not segregated or restricted by participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

      The Company offered an early retirement incentive program to all of its eligible employees, (age 55 before January 1, 1996 and having five or more years of service before January 1, 1996), who were employed through December 31, 1995. Irrevocable written elections to retire under this program were required to be made by November 15, 1995. All benefits provided under this program are being funded by the Plan and will not have a material impact on the Company's consolidated cash flow or financial position.

      The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to approximately $2.5 million for 1995 and $2.8 million for each of the years 1994 and 1993.

      The Company provides certain health care and life insurance benefits for retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred and are being amortized to reflect the impact of rate regulation.

      The following tables set forth the accumulated postretirement benefit asset recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1995 and 1994 and the benefit cost for the years ended December 31, 1995, 1994 and 1993 (millions of dollars):

                                                                                                 December 31,
                                                                                            ---------------------
                                                                                              1995         1994
                                                                                            --------     --------

      Accumulated postretirement benefit obligation:

           Retirees......................................................................   $  (11.3)    $  (10.4)
           Fully eligible plan participants..............................................        (.3)         (.6)
           Other active plan participants................................................       (6.4)        (4.4)
                                                                                            --------     --------
                                                                                               (18.0)       (15.4)

      Plan  assets at fair value.........................................................        5.9          3.4
                                                                                            --------     --------

      Accumulated postretirement benefit obligation in excess of plan assets.............      (12.1)       (12.0)
      Unrecognized net transition obligation.............................................       15.4         16.3
      Unrecognized net (gain) from past experience different from that assumed...........       (2.5)        (4.0)
                                                                                            --------     --------
      Postretirement benefit asset included in consolidated balance sheet................   $     .8     $     .3
                                                                                            ========     ========


                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

      Net postretirement benefit cost consisted of the following components:

         Service cost - benefits earned during the period....................    $     .3    $     .3    $     .2
         Interest cost on accumulated postretirement benefit obligation......         1.2         1.2         1.5
         Amortization of transition obligation...............................          .9          .9          .9
         Return on assets, net of deferrals..................................         (.3)        (.2)          -
         Deferred regulatory amount..........................................         1.1         1.0        (1.8)
                                                                                 --------    --------    --------
         Net postretirement benefit cost.....................................    $    3.2    $    3.2    $     .8
                                                                                 ========    ========    ========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.2% in 1995, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12.0% in 1994 and 16.0% in 1993. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately 3.4% and the net postretirement health care cost by approximately 3.2%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

9.    Commitments

      The Company and its subsidiaries had rental expense of approximately $5.0 million, $7.3 million and $9.0 million in 1995, 1994 and 1993, respectively (excluding leases covering natural resources). The aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $3.9 million, $3.6 million, $3.6 million, $2.8 million, and $2.2 million for the years 1996-2000, respectively, and $9.3 million thereafter.

      The Company has executed a service agreement with WIC, an affiliate, providing for the availability of pipeline transportation capacity through January 1, 2004. Under the service agreement, the Company is required to make minimum payments on a monthly basis. The estimated amounts of minimum annual payments are as follows (thousands of dollars):

       1996  .....................................   $  4,200
       1997  .....................................      4,200
       1998  .....................................      3,700
       1999  .....................................      3,700
       2000  .....................................      3,600
       Later years  ..............................     11,100

      The Company expensed approximately $4.4 million related to the minimum payments under this agreement in 1995.

      Colorado has submitted bids and executed precedent agreements with WIC and with Trailblazer Pipeline Company for 99 thousand and 10 thousand dekatherms per day of firm transportation capacity, respectively. Colorado has undertaken these commitments in order to: 1) provide current and future customers of Colorado with direct access to points of delivery from these pipeline systems without the customer having to contract separately for and administer contracts on multiple pipeline systems; and 2) to enhance Colorado's own operational reliability across the portion of its pipeline system which generally parallels the WIC system. Colorado anticipates making the appropriate filings at the FERC to hold this capacity in late March 1996.

10.   Litigation and Regulatory Matters

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

-     Rate Matters

      Colorado's gas sales for resale contracts extend through September 30, 1996. Under Order 636, Colorado's certificate to sell gas for resale allows sales to be made at negotiated prices and not at prices established by the FERC. Colorado is also authorized to abandon all sales for resale without prior FERC approval at such time as the contracts expire. Pursuant to Order 636, Colorado's gas sales have been "unbundled" at the producer wellhead. Effective October 1, 1993, Colorado formed an unincorporated Merchant Division to conduct most of the Company's sales activity in the

Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

      On March 31, 1993, Colorado filed with the FERC under Docket RP93-99 to increase its rates and such filing became effective subject to refund on October 1, 1993. On November 10, 1994, the FERC approved a settlement offer submitted by the Company which resolved all of the issues in the proceeding. The Company has implemented the rates established in the settlement and was required to make refunds as a result of the approval of the settlement. Such refunds were distributed in March and April 1995 and totalled approximately $22 million, inclusive of interest. The Company had fully accrued for these refunds and, therefore, such refunds did not have an adverse effect on its consolidated financial position or results of operations.

      On October 31, 1995, Colorado filed an application with the FERC seeking authority to transfer to CFS certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, Colorado requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. Colorado has requested that the FERC issue an order approving the application to be effective on September 30, 1996. The filing was protested by some parties and proceedings are underway at the FERC to resolve the issues that have been raised by the intervenors. Following receipt of authorizations, Colorado will transfer the certificated facilities along with certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most, but not all, of the Company's current gathering assets. Under current FERC policies, once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the NGA, although the FERC has indicated that, in certain very narrow circumstances, it will assert regulatory jurisdiction over gathering by affiliates of interstate pipelines such as CFS. The FERC's policy with respect to the treatment of gathering affiliates of interstate pipelines is on appeal at this time.

      Colorado will make a general rate increase filing with the FERC in the first half of 1996, with such filing expected to become effective, subject to refund, in late 1996.

      Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers, and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

11.   Quarterly Results of Operations (Unaudited)

      The results of operations by quarter for the years ended December 31, 1995 and 1994 were (thousands of dollars):

                                                                                 1995 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------   ----------  ----------   ---------

      Revenues.................................................   $ 106,827   $   92,841  $   92,414   $ 103,872
      Cost of gas sold.........................................      10,975        9,576       9,652      13,928
                                                                  ---------   ----------  ----------   ---------
         Revenues less cost of gas sold........................      95,852       83,265      82,762      89,944
      Other costs and expenses.................................      67,591       66,545      64,339      65,632
                                                                  ---------   ----------  ----------   ---------
         Net earnings..........................................   $  28,261   $   16,720  $   18,423   $  24,312
                                                                  =========   ==========  ==========   =========

                                                                                 1994 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------   ----------  ----------   ---------

      Revenues.................................................   $ 111,111   $   96,738  $   79,521   $ 106,654
      Cost of gas sold.........................................      15,707       14,675       7,235      15,404
                                                                  ---------   ----------  ----------   ---------
         Revenues less cost of gas sold........................      95,404       82,063      72,286      91,250
      Other costs and expenses.................................      71,959       62,409      59,408      68,720
                                                                  ---------   ----------  ----------   ---------
         Net earnings..........................................   $  23,445   $   19,654  $   12,878   $  22,530
                                                                  =========   ==========  ==========   =========

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

      Gas and oil exploration and production operations involve primarily the development and production of natural gas, crude oil, condensate and natural gas liquids. Sales are made to affiliated companies, industrial users, interstate pipelines and distribution companies in the Rocky Mountain, Central and Southwest United States.

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

      The Company's operating revenues and operating profit (loss) for the years ended December 31, 1995, 1994 and 1993, and identifiable assets as of December 31, 1995, 1994 and 1993, by segment, are shown below (thousands of dollars):

                                                                                  Operating
                                                               Operating           Profit          Identifiable
                                                               Revenues            (Loss)             Assets
                                                            --------------     --------------     --------------

1995

   Natural gas............................................  $      374,273     $      143,598     $      823,013
   Exploration and production.............................          12,487             (3,524)            38,435
   Adjustments and eliminations...........................          (5,137)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         381,623            140,074            861,448
   Other income-net.......................................          14,331             14,331                  -
   Corporate general and administrative expenses..........               -             (4,874)                 -
   Interest...............................................               -            (18,092)                 -
   Income taxes...........................................               -            (43,723)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      395,954     $       87,716     $      861,448
                                                            ==============     ==============     ==============

1994

   Natural gas............................................  $      368,604     $      132,355     $      914,195
   Exploration and production.............................          24,934              4,086             47,916
   Adjustments and eliminations...........................          (8,249)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         385,289            136,441            962,111
   Other income-net.......................................           8,735              8,735                  -
   Corporate general and administrative expenses..........               -             (5,051)                 -
   Interest...............................................               -            (18,932)                 -
   Income taxes...........................................               -            (42,686)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      394,024     $       78,507     $      962,111
                                                            ==============     ==============     ==============

1993

   Natural gas............................................  $      432,971     $      127,411     $      846,739
   Exploration and production.............................          18,675              2,383             54,888
   Adjustments and eliminations...........................         (13,632)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         438,014            129,794            901,627
   Other income-net.......................................           7,318              7,318                  -
   Corporate general and administrative expenses..........               -             (4,339)                 -
   Interest...............................................               -            (20,426)                 -
   Income taxes...........................................               -            (39,169)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      445,332     $       73,178     $      901,627
                                                            ==============     ==============     ==============

      Capital expenditures and depreciation, depletion and amortization expense by segment for the years ended December 31, 1995, 1994 and 1993, were (thousands of dollars):

                                                                                          Depreciation,
                                                                                          Depletion and
                                                                        Capital           Amortization
              Segment                                                Expenditures            Expense
              -------                                                ------------         -------------
      1995
      ----
      Natural gas.................................................     $   55,017           $  29,182
      Exploration and production..................................          3,699               9,855

      1994
      ----
      Natural gas.................................................     $   45,218           $  26,980
      Exploration and production..................................          7,045              14,675

      1993
      ----
      Natural gas.................................................     $   68,186           $  26,064
      Exploration and production..................................          4,247              10,281

      Revenues from sales and transportation of natural gas to individual customers amounting to 10% or more of the Company's consolidated revenues were as indicated below:

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                  1995        1994         1993
                                                                               ----------   ---------   ---------

      Public Service Company of Colorado

         Amount  (thousands of dollars)......................................  $  160,523   $ 198,002   $ 201,505
                                                                               ==========   =========   =========

         Percent.............................................................         41%         50%         45%
                                                                               ==========   =========   =========

      Revenues from sales and transportation of natural gas to any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1995, 1994 and 1993. The Company does not have any foreign operations.

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

13.   Transactions with Affiliates

      The Statement of Consolidated Earnings includes the following major transactions with affiliates (thousands of dollars):

                                                           1995                  1994                  1993
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------

Revenues
   Gathering and Transportation -
      ANR Pipeline Company <F1>..................   $      -        -%    $      -       - %    $  6,548     4.9%
      Coastal Chem, Inc..........................      2,005      1.0        2,522      1.3        2,711     2.0
      Coastal Gas Marketing Company..............      9,257      4.6       10,582      5.4        8,438     6.4
      Coastal Oil & Gas Corporation .............      2,439      1.2        6,753      3.5        7,686     5.8

   Extracted Products and Gas Processing -
      Coastal Refining & Marketing, Inc..........   $ 26,047     97.6%    $ 28,991     96.0%    $ 32,597    92.4%
      Coastal States Trading, Inc................        351      1.3          923      3.1          869     2.5

   Incidental Gasoline, Oil and Condensate
   Sales -
      Coastal Refining & Marketing, Inc..........   $  1,348     35.0%    $    857     23.5%    $    905    34.2%
      Coastal States Trading, Inc................      1,342     34.8        1,185     32.5        1,219    46.1

   Contract Storage -
      Coastal Chem, Inc.<F1>.....................   $      -        -%    $      -        -%    $     74     2.5%
      Coastal Gas Marketing Company<F2>..........          -        -          456      4.6           30     1.0

   Miscellaneous -
      Coastal Refining & Marketing, Inc.<F3>.....   $    285     11.2%    $    194     10.3%    $      -       -%

Costs and Expenses
   Gas Purchases -
      Coastal Gas Marketing Company..............   $  1,345      1.9%    $  1,582      1.7%    $  2,755     2.1%
      Coastal Limited Ventures, Inc.<F2>.........          -        -          205       .2          374      .3
      Coastal Oil & Gas Corporation..............      3,156      4.5        4,505      4.9        4,975     3.9

   Gathering, Transportation and Compression -
      WIC........................................   $  4,425     55.6%    $  4,934     55.3%    $  5,362    51.2%
      ANR Pipeline Company<F4>...................        178      2.2            -        -            -       -

-----------------
<F1>
The 1995 and 1994 amounts were immaterial.
<F2>
The 1995 amounts were immaterial.
<F3>
The 1993 amounts were immaterial.
<F4>
The 1994 and 1993 amounts were immaterial.

      Services provided by the Company at cost for affiliated companies were $5.9 million for 1995, $8.3 million for 1994 and $7.9 million for 1993. Services provided by affiliated companies for the Company at cost were $7.6 million for 1995, $7.7 million for 1994 and $8.1 million for 1993. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing/operating of facilities and general and administrative functions. Such costs are allocated using a three factor formula consisting of revenue, property and payroll, or other methods which have been applied on a reasonable and consistent basis.

      In 1989, the Company entered into two separate five-year lease agreements with ANR Western Storage Company, an affiliate, for the rental of certain pipeline facilities. Under the conditions of the lease agreements, the terms are automatically extended at the option of the Company. Rental expense of approximately $1.3 million for 1995, $1.4 million in 1994 and $1.5 million in 1993 was recorded in conjunction with the terms of the lease agreements.

      In 1992, the Company entered into a five-year lease agreement with ANR Production Company, an affiliate, for the rental of certain pipeline facilities. Under the conditions of the lease agreement, the Company has the option to renew the agreement under the same terms for an additional five year period. Annual rental expense of approximately $.2 million was recorded in 1995, 1994 and 1993 in conjunction with the terms of the lease agreement.

      The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1995, the Company had advanced $209.5 million to associated companies at a market rate of interest. Such amount is repayable on demand.

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

Estimated Quantities of Proved Reserves
                                                             Natural Gas           Exploration
      Company-Owned Reserves                                   Systems           and Production
                                                            -------------  --------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                            -------------  ---------      -----------   ---------
      Natural Gas (MMcf):
      ------------------
           1995.............................................   302,420         66,282        7,090        375,792
           1994.............................................   334,597         76,917        2,598        414,112
           1993.............................................   379,795         87,905        8,088        475,788

      Oil, Condensate and Natural Gas Liquids (000 barrels):
      -----------------------------------------------------
           1995.............................................       126            323           36            485
           1994.............................................        11            409            3            423
           1993.............................................         7            385           26            418

      Changes in proved reserves since the end of 1992 are shown in the following table:

                                                           Natural Gas                 Oil, Condensate and NGL
                                                             (MMcf)                         (000 barrels)
                                                    ---------------------------      --------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                Systems        Production        Systems       Production
---------------------                               --------        -----------      --------       -----------
Total, end of 1992..............................     418,831           96,318              14             376
                                                    --------         --------        --------        --------
Production during 1993..........................     (46,524)          (9,930)             (1)            (56)
Extensions and discoveries......................           -            6,455               -              33
Acquisitions....................................           -                -               -               -
Revisions of previous quantity estimates and
 other..........................................       7,488            3,150              (6)             58
                                                    --------         --------        --------        --------
Total, end of 1993..............................     379,795           95,993               7             411
                                                    --------         --------        --------        --------
Production during 1994..........................     (46,288)         (14,758)             (1)            (81)
Extensions and discoveries......................           -            5,304               -              58
Acquisitions....................................           -                -               -               -
Revisions of previous quantity estimates and
 other..........................................       1,090           (7,024)              5              24
                                                    --------         --------        --------        --------
Total, end of 1994..............................     334,597           79,515              11             412
                                                    --------         --------        --------        --------
Production during 1995..........................     (41,638)         (10,703)            (16)            (67)
Extensions and discoveries......................           -            2,749               -              45
Acquisitions....................................           -              522             118               2
Revisions of previous quantity estimates and
 other..........................................       9,461            1,289              13             (33)
                                                    --------         --------        --------        --------
Total, end of 1995..............................     302,420           73,372             126             359
                                                    ========         ========        ========        ========

      Total proved reserves for natural gas systems exclude storage gas and liquids volumes. The natural gas systems storage gas volumes are 39,215, 39,984 and 41,012 MMcf and storage liquids volumes are approximately 138,000, 172,000 and 150,000 barrels at December 31, 1995, 1994 and 1993, respectively.

Capitalized Costs Relating to Exploration and Production Activities
(thousands of dollars)

                                                   December 31, 1995                     December 31, 1994
                                           -------------------------------       ------------------------------
                                                              Accumulated                           Accumulated
                                                             Depreciation,                         Depreciation,
                                           Capitalized       Depletion and       Capitalized       Depletion and
Proved and Unproved Properties                Cost           Amortization           Cost           Amortization
------------------------------             -----------        -----------        -----------        -----------
Undeveloped.............................   $       461        $       269        $       753        $       339
Developed...............................       137,606            103,980            143,689            104,069
                                           -----------        -----------        -----------        -----------
                                           $   138,067        $   104,249        $   144,442        $   104,408
                                           ===========        ===========        ===========        ===========

      As described in Note 1 of Notes to Consolidated Financial Statements, the Company follows the full-cost method of accounting for oil and gas properties.

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities
(thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

Property acquisition costs...................................................    $    436    $      5    $     52
Exploration costs............................................................          40         323          63
Development costs............................................................       3,200       6,717       4,123

      Property acquisition costs consist principally of amounts paid for proved reserves.

Results of Operations for Exploration and Production Activities
(thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

Revenues:
   Sales.....................................................................    $  2,313    $  4,167    $  3,133
   Transfers.................................................................      10,799      21,984      16,607
                                                                                 --------    --------    --------
      Total..................................................................      13,112      26,151      19,740

Production costs.............................................................      (5,022)     (5,627)     (5,265)
Operating expenses...........................................................      (1,710)     (1,810)     (1,621)
Depreciation, depletion and amortization.....................................      (9,855)    (14,675)    (10,281)
                                                                                 --------    --------    --------
                                                                                   (3,475)      4,039       2,573

Income tax benefit ..........................................................       4,112       2,930       1,594
                                                                                 --------    --------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $    637    $  6,969    $  4,167
                                                                                 ========    ========    ========

      The average amortization rate per equivalent Mcf was $0.89 in 1995, $0.96 in 1994 and $1.00 in 1993.

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

      The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets, may be subject to material future revisions (thousands of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1995                         1994                        1993
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 Systems     Production      Systems     Production       Systems     Production
                               -----------   -----------   -----------   -----------   -----------   -----------

Future cash inflows..........  $   286,853   $   104,369   $   235,101   $   133,850   $   298,859   $   226,754
Future production and
   development costs.........      (82,282)      (49,586)      (65,388)      (51,623)      (62,684)      (59,499)
Future income tax expenses...      (68,163)       (6,872)      (57,958)      (13,339)      (81,827)      (37,124)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........      136,408        47,911       111,755        68,888       154,348       130,131
10% annual discount for
   estimated timing of cash
   flows.....................      (61,368)      (14,278)      (43,983)      (22,358)      (59,542)      (45,605)
                               -----------   -----------   -----------   -----------   -----------   -----------
Standardized measure of
   discounted future net
   cash flows................  $    75,040   $    33,633   $    67,772   $    46,530   $    94,806   $    84,526
                               ===========   ===========   ===========   ===========   ===========   ===========

      Principal sources of change in the standardized measure of discounted future net cash flows during each year are as follows (thousands of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1995                         1994                        1993
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 Systems     Production      Systems     Production       Systems     Production
                               -----------   -----------   -----------   -----------   -----------   -----------

Sales and transfers, net of
   production costs..........  $   (30,580)  $    (7,726)  $   (39,272)  $   (18,115)  $   (35,394)  $   (14,475)
Net changes in prices and
   production costs..........       45,874       (10,302)      (15,493)      (31,746)         (881)       14,805
Extensions and discoveries...            -         1,149             -         3,597             -         5,098
Acquisitions.................          941           388             -             -             -             -
Development costs incurred
   during the period that
   reduced estimated future
   development costs.........            -           496             -         3,750             -         1,694
Revisions of previous quantity
   estimates, timing and other     (15,449)       (4,573)        1,449       (17,781)       11,975         2,694
Accretion of discount........        7,325         4,497        10,793         8,718        12,409         7,334
Net change in income taxes...         (843)        3,174        15,489        13,581         3,432        (9,321)
                               -----------   -----------   -----------   -----------   -----------   -----------
     Net change..............  $     7,268   $   (12,897)  $   (27,034)  $   (37,996)  $    (8,459)  $     7,829
                               ===========   ===========   ===========   ===========   ===========   ===========

      None of the amounts include any value for storage gas and liquids volumes, which were approximately 39.2 Bcf and 138 thousand barrels, respectively, at the end of 1995.

                                  EXHIBIT INDEX


Exhibit
Number                              Document
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

  (10)* Agreement for Consulting Services between Colorado Interstate Gas Company and Harold Burrow dated January 1, 1996.

  (21)*       Subsidiaries of the Company.

  (24)*       Power of Attorney (included on signature pages herein).

  (27)*       Financial Data Schedule.

----------------------------------

Note:
      + Indicates documents incorporated by reference from prior filing indicated.
      *    Indicates documents filed herewith.