Form 10-Q
period 1996-03-31
COLORADO INTERSTATE GAS CO
filed 1996-05-14
CIK 200155

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                           ------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____



  As of April 30, 1996, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

   The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.



                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                          MARCH 31,   DECEMBER 31,
                        ASSETS                              1996          1995
                                                         -----------  ------------
                                                         (Unaudited)

Plant, Property and Equipment, at cost:
 Gas pipeline..........................................  $1,069,060     $1,061,497
 Gas and oil properties, at full-cost..................     140,451        138,067
                                                         ----------     ----------
                                                          1,209,511      1,199,564

 Accumulated depreciation, depletion and amortization..     668,726        658,327
                                                         ----------     ----------
                                                            540,785        541,237
                                                         ----------     ----------

Current Assets:
 Cash..................................................         167            883
 Receivables...........................................      42,143         44,518
 Receivables from affiliates...........................     265,357        221,784
 Inventories...........................................       9,265          9,494
 Prepaid expenses......................................         315            280
 Current portion of deferred income taxes..............      24,141         25,359
                                                         ----------     ----------
                                                            341,388        302,318
                                                         ----------     ----------

Other Assets:
 Other deferred charges................................      17,267         17,893
                                                         ----------     ----------
                                                         $  899,440     $  861,448
                                                         ==========     ==========


See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                           MARCH 31,                  DECEMBER 31,
               STOCKHOLDERS' EQUITY AND LIABILITIES                          1996                        1995
                                                                          -----------                ------------
                                                                          (Unaudited)

Common Stock and Other Stockholders' Equity:
 Common stock, $5 par value, authorized 10,000 shares; issued and
   outstanding 10 shares at stated value...........................         $ 27,561                     $ 27,561
 Additional paid-in capital........................................           19,037                       19,035
 Retained earnings.................................................          445,171                      413,212
                                                                            --------                     --------
                                                                             491,769                      459,808
                                                                            --------                     --------

Mandatory Redemption Preferred Stock, $100 par value, authorized
 550,000 shares, outstanding 4,710 and 5,560 shares respectively:
   5.50% Series....................................................              471                          556
                                                                            --------                     --------

Debt:
 Long-Term Debt....................................................          179,317                      179,299
                                                                            --------                     --------

Current Liabilities:
 Accounts payable and accrued expenses.............................          109,193                      115,599
 Accounts payable to affiliates....................................            9,040                       11,352
 Taxes on income...................................................           15,848                        1,594
                                                                            --------                     --------
                                                                             134,081                      128,545
                                                                            --------                     --------

Deferred Credits:
 Deferred income taxes.............................................           88,711                       88,298
 Other.............................................................            5,091                        4,942
                                                                             --------                     --------
                                                                              93,802                       93,240
                                                                             --------                     --------

                                                                            $899,440                     $861,448
                                                                            ========                     ========


See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -------------------
                                               1996                    1995
                                             ---------               --------
                                                         (Unaudited)

Revenues:
 Operating revenues:
   Nonaffiliates...........................   $100,037              $ 88,118
   Affiliates..............................     13,103                15,077
                                              --------              --------
                                               113,140               103,195
 Other income - net........................      3,435                 3,632
                                              --------              --------
                                               116,575               106,827
                                              --------              --------

Costs and Expenses:
 Cost of gas sold:
   Nonaffiliates...........................     17,762                 9,933
   Affiliates..............................        613                 1,042
                                              --------              --------
                                                18,375                10,975
 Operation and maintenance.................     35,686                38,727
 Depreciation, depletion and amortization..     10,195                 9,114
 Interest expense..........................      4,459                 4,423
 Taxes on income...........................     15,895                15,327
                                              --------              --------
                                                84,610                78,566
                                              --------              --------

Net Earnings...............................   $ 31,965              $ 28,261
                                              ========              ========


See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                     -----------
                                                                             1996                  1995
                                                                          -----------            ---------
                                                                                     (Unaudited)

Net Cash Flow From Operating Activities:
 Net earnings...........................................................    $ 31,965             $ 28,261
 Add (subtract) items not requiring (providing) cash:
   Depreciation, depletion and amortization.............................      10,195                9,114
   Deferred income taxes................................................       1,440                1,221
   Producer contract reformation cost recoveries........................          34                   38
   Other................................................................       1,790                2,910

 Working capital and other changes, excluding changes relating to cash and non-operating activities:
    Accounts receivable.................................................       2,375               31,158
    Receivables from affiliates.........................................      (4,556)              (4,082)
    Inventories.........................................................         229                  (29)
    Prepaid expenses....................................................         (35)                  31
    Accounts payable and accrued expenses...............................      (6,406)             (63,456)
    Accounts payable to affiliates......................................      (2,312)               2,879
    Taxes on income.....................................................      14,254               13,045
                                                                            --------             --------
                                                                              48,973               21,090
                                                                            --------             --------

Cash Flow from Investing Activities:
 Purchases of plant, property and equipment.............................     (10,832)             (12,369)
 Proceeds from sale of plant, property and equipment....................         253                  340
 Investments - other....................................................          (2)              (1,337)
 Net (increase) decrease in notes receivable from associated companies..     (39,017)              13,965
 Recovery of gas supply prepayments.....................................           -                   19
                                                                            --------             --------
                                                                             (49,598)                 618
                                                                            --------             --------

Cash Flow from Financing Activities:
 Redemption of preferred stock..........................................         (85)                   -
 Gain on redemption of preferred stock..................................           2                    -
 Preferred dividends paid...............................................          (8)                 (15)
 Common dividends paid..................................................           -              (21,600)
                                                                            --------             --------
                                                                                 (91)             (21,615)
                                                                            --------             --------

Net Increase (Decrease) in Cash.........................................        (716)                  93

Cash at Beginning of Period.............................................         883                  372
                                                                            --------             --------

Cash at End of Period...................................................    $    167             $    465
                                                                            ========             ========


See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations or financial position.

   The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. The application of the new standard did not have a material effect on the Company's consolidated results of operations or financial position.

   The Company is subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). Colorado meets the criteria and, accordingly, follows the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). FAS 71 provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Although the accounting methods for companies subject to rate regulation may differ from those used by non-regulated companies, the accounting methods prescribed by the regulatory authority conform to the generally accepted accounting principle of matching costs with the revenue to which they apply.

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

   The Company has applied FAS 71 and evaluates the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At March 31, 1996, this amount was approximately $5.0 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge to earnings would be noncash and would have no direct effect on the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

   Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $1.1 million for the three months ended March 31, 1995. The amount for the three months ended March 31, 1996 was immaterial. Cash payments for income taxes amounted to $.1 million for the three months ended March 31, 1996. There were no cash payments for income taxes made during the three months ended March 31, 1995.

   Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $43.7 million and $36.5 million at March 31, 1996 and December 31, 1995, respectively.

2.    INCOME TAXES

      Provisions for income taxes are composed of the following (thousands of dollars):

                            THREE MONTHS ENDED
                                MARCH 31,
                            ------------------
                              1996      1995
                            --------  --------
                               (Unaudited)

   Current Income Taxes:
    Federal...............   $14,306   $12,567
    State.................       149     1,539
                             -------   -------
                              14,455    14,106
                             -------   -------

   Deferred Income Taxes
    Federal...............     1,222     1,034
    State.................       218       187
                             -------   -------
                               1,440     1,221
                             -------   -------

   Taxes on Income........   $15,895   $15,327
                             =======   =======

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

4. LITIGATION, ENVIRONMENTAL AND REGULATORY MATTERS

   Litigation Matters

   In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March 1995, the trial court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for a new trial is pending.

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

   Environmental Matters

   The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

   There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

   Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

   Regulatory Matters

   On October 31, 1995, Colorado filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of Colorado, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, Colorado requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities have a net book value of approximately $36 million. Colorado has requested that the FERC issue an order approving the application to be effective on September 30, 1996. The filing was protested by certain parties, resulting in a technical conference with the FERC staff and such protesting parties. Colorado filed an amendment addressing the issues of concern. Such filing resulted in an adjusted net book value of approximately $33 million associated with the transferred facilities. Following receipt of authorizations, Colorado will transfer the certificated and certain noncertificated gathering facilities to CFS. The facilities to be transferred comprise most, but not all, of the Company's current gathering and processing assets. Under current FERC policies, once the facilities are transferred to CFS, the terms and conditions of service performed by those facilities will cease to be subject to the FERC's general jurisdiction under the Natural Gas Act of 1938, as amended, although the FERC has indicated that, in certain very narrow circumstances, it will assert regulatory jurisdiction over gathering by affiliates of interstate pipelines such as CFS. As a condition of approving the transfer of gathering facilities to pipeline affiliates, the FERC is requiring that the affiliate assure existing customers of continued service for up to a 2-year period. The FERC policy also limits what the gathering affiliate can charge during that period to the maximum gathering rate which the pipeline could have charged for the same service prior to the transfer. However, both the 2-year service condition and the rate limitation can be overridden by a negotiated agreement between the shipper and the gathering affiliate. The FERC's policy with respect to the treatment of gathering affiliates of interstate pipelines is on appeal at this time.

   On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under the Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC has also requested comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services.

   On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In this filing, Colorado also established a new tariff provision to allow Colorado to enter into negotiated rate arrangements. The FERC has also accepted this provision, subject to refund, effective May 1, 1996. A technical conference has been scheduled in this proceeding to be held on May 21, 1996.

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


ITEM 2.A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                                                                       TWELVE MONTHS ENDED
                                                                   --------------------------
                                                                   MARCH 31,        DECEMBER 31,
                                                                     1996              1995
                                                                  -----------      -------------
                                                                  (Unaudited)

   Cash flow from operating activities to capital expenditures
    and debt service requirements...............................       200.2%         147.5%
   Debt to total capitalization.................................        26.7%          28.0%
   Times interest earned (before tax)...........................         8.5            8.3

   The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes. The decrease in the debt to total capitalization ratio is due to increased retained earnings resulting from first quarter earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax.

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

RESULTS OF OPERATIONS

   The change in the Company's earnings for the three-month period ended March 31, 1996, in comparison to the corresponding period in 1995, is a result of the following:

   OPERATING REVENUES. The operating revenues by segment were as follows (thousands of dollars):

                                THREE MONTHS ENDED
                                    MARCH 31,
                               --------------------
                                 1996       1995
                               ---------  ---------
                                   (Unaudited)

 Natural gas.................  $109,766   $102,133
 Exploration and production..     4,757      2,906
 Eliminations................    (1,383)    (1,844)
                               --------   --------

                               $113,140   $103,195
                               ========   ========

   Operating revenues from natural gas operations increased $7.6 million for the three months ended March 31, 1996 from the comparable 1995 period due to a $5.7 million increase as a result of increased average gas sales prices and $2.4 million due to changes in reservations partially offset by net decreases of $.5 million.

   The $1.9 million increase in exploration and production revenues is due primarily to $.7 million resulting from increased natural gas sales volumes, a 1996 refund of $.6 million related to prior period transportation charges, $.3 million as a result of increased average gas sales prices and other net increases of $.3 million.

   OTHER INCOME-NET. The decrease in 1996 from the comparable 1995 period is the result of decreased interest income from affiliates.

   COST OF GAS SOLD. The $7.4 million increase in 1996 from the comparable 1995 period is due to a $3.8 million increase resulting from increased average gas purchase rates, increased transportation, gathering and exchange gas - net of $2.7 million, a $1.3 million increase as a result of higher average royalty rates and increased gas used in operations of $1.0 million partially offset by a $.7 million decrease as a result of reduced purchase volumes, a $.5 million decrease in storage gas costs and other net decreases of $.2 million.

   OPERATION AND MAINTENANCE. The $3.0 million decrease in 1996 from the comparable 1995 period is due primarily to a $1.7 million decrease in property taxes, a $1.0 million decrease for gas used in operations and maintenance and a $.5 million decrease in professional and outside services partially offset by other net increases of $.2 million.

   DEPRECIATION, DEPLETION AND AMORTIZATION. These expenses increased $1.1 million in the 1996 period due to a $.7 million increase resulting primarily from an increase in the natural gas segment's depreciable plant and a $.7 million increase as a result of increased production volumes in the exploration and production segment partially offset by a $.3 million decrease as the result of a lower average depreciation, depletion and amortization rate in the exploration and production segment.

   OPERATING PROFIT (LOSS). The operating profit (loss) by segment was as follows (thousands of dollars):

                               THREE MONTHS ENDED
                                    MARCH 31,
                                    ---------
                                 1996       1995
                               ---------  --------
                                   (Unaudited)

 Natural gas.................    $49,437  $46,332
 Exploration and production..        607     (933)
                                 -------  -------
                                 $50,044  $45,399
                                 =======  =======

   The natural gas segment's operating profit increased by $3.1 million for the three months ended March 31, 1996 as increased operating revenues of $7.6 million and decreased operation and maintenance expense of $3.0 million were partially offset by a $7.4 million increase in the cost of gas sold and other income reductions of $.1 million.

   The operating profit for the exploration and production segment increased by $1.5 million as a result of a $1.9 million increase in operating revenues partially offset by a $.4 million increase in depreciation, depletion and amortization expense.

   TAXES ON INCOME. The income tax increase in 1996 from the comparable 1995 period is due primarily to increased earnings before income taxes of $4.3 million partially offset by a 1996 adjustment of prior years state income taxes.

                             ENVIRONMENTAL MATTERS

   The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

   There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste clean-up. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

   Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

ITEM 2.B.    OTHER DEVELOPMENTS.

   In January 1996, the Company announced an open season for interested parties to request new transportation capacity on its Wind River Lateral. The lateral has a current capacity of 195,000 Mcf per day and transports natural gas from the Wind River Basin, where producers have increased natural gas production by more than 25 percent since 1992. On March 29, 1996, Colorado filed an application with the FERC to increase the capacity of the Wind River Lateral by 68 MMcf per day. The cost of the expansion is estimated to be approximately $10.8 million. Colorado has requested authority to construct the new facilities by September 1, 1996.

   Colorado has executed a 10-year firm transportation agreement with Wyoming Interstate Company, Ltd. ("WIC"), an affiliate, and execution of a comparable agreement is expected soon with Trailblazer Pipeline Company for 99 thousand and 10 thousand dekatherms per day of firm transportation capacity, respectively. Colorado has undertaken these commitments in order to: 1) provide current and future customers of Colorado with direct access to points of delivery from these pipeline systems without the customer having to contract separately for and administer contracts on multiple pipeline systems; and 2) to enhance Colorado's own operational reliability across the portion of its pipeline system which generally parallels the WIC system. Colorado made the appropriate filings at the FERC to hold this capacity on April 17, 1996.

   In addition, Colorado recently signed five year agreements with its two largest local distribution customers for transportation and storage services. These two customers comprise about 90 percent of Colorado's traditional local distribution customer markets. Colorado currently has no excess firm pipeline capacity in its Rocky Mountain states marketing area.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The information required hereunder is incorporated by reference into Part II of this Report from Note 4 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," set forth in Part I of this Report.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              (27) Financial Data Schedule.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLORADO INTERSTATE GAS COMPANY
                                             (Registrant)



Date:  May 13, 1996               By:         DAN A. HOMEC
                                     ----------------------------------
                                              Dan A. Homec
                                         Assistant Vice President
                                             and Controller
                                        (As Authorized Officer and
                                         Chief Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                              Description
- --------------------------------------------------------------------------------

27             Financial Data Schedule