Form 10-Q
period 1996-06-30
COLORADO INTERSTATE GAS CO
filed 1996-08-13
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1996, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

================================================================================

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1996                1995
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................    $     1,086,652     $    1,061,497
   Gas and oil properties, at full-cost....................................            141,435            138,067
                                                                               ---------------     --------------
                                                                                     1,228,087          1,199,564

   Accumulated depreciation, depletion and amortization....................            675,980            658,327
                                                                               ---------------     --------------
                                                                                       552,107            541,237
                                                                               ---------------     --------------

Current Assets:
   Cash....................................................................              1,011                883
   Receivables.............................................................             38,794             44,518
   Receivables from affiliates.............................................            222,825            221,784
   Inventories.............................................................              9,206              9,494
   Prepaid expenses........................................................                300                280
   Current portion of deferred income taxes................................             22,522             25,359
                                                                               ---------------     --------------
                                                                                       294,658            302,318
                                                                               ---------------     --------------

Other Assets:
   Other deferred charges..................................................             14,542             17,893
                                                                               ---------------     --------------
                                                                               $       861,307     $      861,448
                                                                               ===============     ==============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   June 30,         December 31,
                      STOCKHOLDERS' EQUITY AND LIABILITIES                          1996                1995
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................    $      27,561        $     27,561
   Additional paid-in capital..............................................           19,037              19,035
   Retained earnings.......................................................          419,670             413,212
                                                                               -------------        ------------
                                                                                     466,268             459,808
                                                                               -------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized
 550,000 shares, 5,560 shares outstanding at December 31, 1995:
      5.50% Series.........................................................                -                 556
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          179,336             179,299
                                                                               -------------        ------------

Current Liabilities:
   Current portion of mandatory redemption preferred stock.................              471                   -
   Accounts payable and accrued expenses...................................          101,868             115,599
   Accounts payable to affiliates..........................................           10,759              11,352
   Taxes on income.........................................................            7,315               1,594
                                                                               -------------        ------------
                                                                                     120,413             128,545
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................           90,008              88,298
   Other...................................................................            5,282               4,942
                                                                               -------------        ------------
                                                                                      95,290              93,240
                                                                               -------------        ------------
                                                                               $     861,307        $    861,448
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   77,359  $   76,547   $ 177,396   $ 164,665
      Affiliates................................................       11,621      12,824      24,724      27,901
                                                                   ----------  ----------   ---------   ---------
                                                                       88,980      89,371     202,120     192,566
   Other income - net...........................................        3,447       3,470       6,882       7,102
                                                                   ----------  ----------   ---------   ---------
                                                                       92,427      92,841     209,002     199,668
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................        9,827       8,460      27,589      18,393
      Affiliates................................................          958       1,116       1,571       2,158
                                                                   ----------  ----------   ---------   ---------
                                                                       10,785       9,576      29,160      20,551
   Operation and maintenance....................................       38,489      43,087      74,175      81,814
   Depreciation, depletion and amortization.....................       10,348       9,976      20,543      19,090
   Interest expense.............................................        4,460       4,873       8,919       9,296
   Taxes on income..............................................        9,936       8,609      25,831      23,936
                                                                   ----------  ----------   ---------   ---------
                                                                       74,018      76,121     158,628     154,687
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   18,409  $   16,720   $  50,374   $  44,981
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                          1996            1995
                                                                                      -----------      ----------
                                                                                               (Unaudited)
Net Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    50,374      $   44,981
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         20,543          19,090
      Deferred income taxes.......................................................          4,195           3,526
      Producer contract reformation cost recoveries...............................             68              72
      Other.......................................................................          2,804             970

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables..............................................................          5,724          85,642
         Receivables from affiliates..............................................         (3,284)         12,811
         Inventories..............................................................            288              26
         Prepaid expenses.........................................................            (20)            108
         Accounts payable and accrued expenses....................................        (13,731)       (106,926)
         Accounts payable to affiliates...........................................           (593)         (6,590)
         Taxes on income..........................................................          5,721         (16,549)
                                                                                      -----------      ----------
                                                                                           72,089          37,161
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (32,059)        (21,503)
   Proceeds from sale of plant, property and equipment............................          1,858             114
   Investments - other............................................................             (5)         (1,518)
   Net decrease in notes receivable from affiliates...............................          2,243           7,543
   Gas supply prepayments and settlements.........................................              -             (12)
   Recovery of gas supply prepayments.............................................              -             110
                                                                                      -----------      ----------
                                                                                          (27,963)        (15,266)

Cash Flow from Financing Activities:
   Redemption of preferred stock..................................................            (85)              -
   Gain on redemption of preferred stock..........................................              2               -
   Preferred dividends paid.......................................................            (15)            (15)
   Common dividends paid..........................................................        (43,900)        (21,600)
                                                                                      -----------      ----------
                                                                                          (43,998)        (21,615)

Net Increase in Cash..............................................................            128             280

Cash at Beginning of Period.......................................................            883             372
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $     1,011      $      652
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

     Transactions which the Company has recorded differently than a non-regulated entity include the following: the Company (i) has capitalized the cost of equity funds used during construction, and, (ii) has deferred purchase gas costs, gas transportation surcharges, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

     The Company has applied FAS 71 and evaluates the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At June 30, 1996, this amount was approximately $4.8 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS
71. Any potential charge to earnings would be noncash and would have no direct effect on the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $8.8 million and $10.4 million for the six months ended June 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $15.9 million and $30.1 million for the six months ended June 30, 1996 and 1995, respectively.

     Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $38.3 million and $36.5 million at June 30, 1996 and December 31, 1995, respectively.

2. Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Current Income Taxes:
      Federal...................................................   $    6,649  $    6,109   $  20,955   $  18,676
      State.....................................................          532         195         681       1,734
                                                                   ----------  ----------   ---------   ---------
                                                                        7,181       6,304      21,636      20,410
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        2,428       2,038       3,650       3,072
      State.....................................................          327         267         545         454
                                                                   ----------  ----------   ---------   ---------
                                                                        2,755       2,305       4,195       3,526
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    9,936  $    8,609   $  25,831   $  23,936
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

4. Preferred Stock

     The Company has redeemed all outstanding shares of its Mandatory Redemption Preferred Stock, 5.50% Series, at the redemption price of $100 per share plus accrued dividends to the redemption date of July 31, 1996.

5. Litigation, Environmental and Regulatory Matters

   Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for a new trial is pending. On June 7, 1996, the same Plaintiffs sued Colorado in state court in Amarillo, Texas for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit.

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including Colorado, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Responsive pleadings will be filed and discovery will soon commence.

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

     Regulatory Matters

     On October 31, 1995, as amended on February 22 and March 20, 1996, Colorado filed an application with the FERC seeking authority to transfer to CIG Field Services Company ("CFS"), a subsidiary of Colorado, certain facilities presently used for the gathering of natural gas that are subject to certificates of public convenience and necessity. In that filing, Colorado requested that the FERC declare that in the hands of CFS the transferred facilities will be considered "non-jurisdictional" gathering facilities. The transferred facilities under the amended filings have a net book value of approximately $33 million. On June 26, 1996, the FERC approved Colorado's request. While Colorado has sought clarification of that order in one specific area, other parties have filed for rehearing. Certain producer/shippers have requested rehearing on the issues of whether the FERC has the legal authority to allow a spindown and whether any spindown must be predicated upon a finding of adequate competition for the gathering market that Colorado serves. The first of those rehearing arguments has been resolved in the recent Conoco v. FERC (Case No. 94-1724) decision of the United States Court of Appeals for the District of Columbia Circuit in which the court concluded that the FERC has authority to allow a spindown of gathering systems to a non-jurisdictional affiliate. Thus, Colorado expects this aspect of the rehearing request to be denied by the FERC. With regard to the second of the producer/shipper issues, while the FERC has confronted the same issue in other cases and ruled against the producer/shippers, those rulings are on appeal to various Courts of Appeal. The FERC's rationale for such rulings has been grounded, in part, upon the fact that it was also imposing a "default contract" on the pipeline affiliate. A "default contract" essentially ensures continuity of service under pre-spindown terms and conditions for a minimum of two years. The court in Conoco, however, has now ruled that the FERC is without statutory authority to require the pipeline affiliate to enter into a default contract, but has remanded the continuity of service issue to the FERC for further consideration. Another rehearing application was filed by another entity contesting Colorado's failure to spindown the Panhandle Field gathering system along with the other gathering systems. Colorado previously answered this same contention in earlier pleadings, but the FERC did not specifically address this issue in its order. Generally, FERC precedent allows the pipeline discretion in determining which, if any, gathering systems to spindown or spin-off. At this point it cannot be determined when the FERC may act on the pending rehearing applications in Colorado's spindown in light of the remand in Conoco.

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

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In this filing, Colorado also established a new tariff provision to allow Colorado to enter into negotiated rate arrangements. The FERC has also accepted this provision, subject to refund, effective May 1, 1996. Hearing and discovery procedures have been established for the case. In the event that the case cannot be settled prior to hearing, the schedule provides for commencement of hearings before an Administrative Law Judge at the FERC in June 1997.

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

                                                                                       Twelve Months Ended
                                                                               ---------------------------------
                                                                                    June 30,      December 31,
                                                                                      1996             1995
                                                                               -----------------  --------------
                                                                                   (Unaudited)
      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    175.4%           147.5%
      Debt to total capitalization...............................................     27.8%            28.0%
      Times interest earned (before tax).........................................      8.8              8.3

     The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes as a result of smaller decreases in accounts payable and accrued expenses and increased net earnings. The decrease in the debt to total capitalization ratio is due to increased retained earnings resulting from first half 1996 earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

     The Company has entered into negotiations with a major financial institution with respect to a $50 million term loan. The Company expects to complete the agreement during the third quarter of 1996.

     The Company has redeemed all outstanding shares of its Mandatory Redemption Preferred Stock, 5.50% Series, at the redemption price of $100 per share plus accrued dividends to the redemption date of July 31, 1996.

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

                              Results of Operations

     The change in the Company's earnings for the three and six month periods ended June 30, 1996, in comparison to the corresponding periods in 1995, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1996     1995           1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Natural gas...............................................   $   86,339  $   87,714   $ 196,105   $ 189,847
      Exploration and production................................        3,498       3,456       8,255       6,362
      Eliminations..............................................         (857)     (1,799)     (2,240)     (3,643)
                                                                   ----------  ----------   ---------   ---------

                                                                   $   88,980  $   89,371   $ 202,120   $ 192,566
                                                                   ==========  ==========   =========   =========

     Operating revenues from natural gas operations for the three month period ended June 30, 1996, decreased $1.4 million from the comparable 1995 period due to a $2.2 million increase in reservations and a $2.2 million decrease related to gas sales volumes offset by increased average gas sales prices of $2.2 million, a $.4 million increase in revenues related to extracted products and a $.4 million increase in miscellaneous revenue. The segment's operating revenues for the six month period ended June 30, 1996 increased $6.3 million from the comparable 1995 period due to an $8.0 million increase related to average gas sales prices and a $4.2 million increase related to transportation volumes which were offset by a $3.6 million decrease related to transportation rates, a $1.6 million decrease attributable to gas sales volumes and a $.7 million decrease in miscellaneous revenue.

     The increase in exploration and production operating revenues for the three month period ended June 30, 1996 compared to the same period in 1995 is not material. The $1.9 million increase in exploration and production operating revenues for the six month period ended June 30, 1996 compared to the same period in 1995 resulted from an $.8 million increase related to natural gas volumes, a $.5 million increase related to natural gas prices and a $.6 million increase in miscellaneous revenue.

     Other Income - Net. The decrease for the three month period ended June 30, 1996 compared to the same period in 1995 is not material. The $.2 million decrease for the six months ended June 30, 1996 compared to the same period in 1995 is due to decreased interest income from affiliates.

     Cost of Gas Sold. The $1.2 million increase for the three month period ended June 30, 1996 as compared to the same period last year is due to a $1.9 million increase attributable to average natural gas purchase rates and a $.2 million increase related to purchased gas volumes which were offset by a $.8 million decrease in royalties and a $.1 million decrease in net system gas balancing requirements. The $8.6 million increase for the six month period ended June 30, 1996 when compared to the same period for 1995 is due to a $5.7 million increase in average gas purchase rates, $3.1 million in net gas system balancing requirements and $.2 million in increased royalty expenses which were partially offset by a $.4 million decrease attributable to purchased gas volumes.

     Operation and Maintenance. These expenses for the three month period ended June 30, 1996 decreased $4.6 million from the same period in 1995 due to a $1.7 million decrease in outside professional services, a $1.4 million decrease in gas used in operations, a $1.1 million decrease in payroll and employee benefits and $.4 million in decreased miscellaneous expenses. The $7.6 million decrease for the six month period ended June 30, 1996 when compared to the same period in 1995 resulted from a $2.4 million decrease in gas used in operations, a $2.2 million decrease in outside professional services, a $2.1 million decrease in property taxes and a $.9 million reduction in miscellaneous expenses.

     Depreciation, Depletion and Amortization. The $.4 million increase for the three month period ended June 30, 1996 over the same period in 1995 is due to an increase in the natural gas segment's depreciable plant balance. The $1.5 million increase in the six month period ended June 30, 1996 when compared to the same period in 1995 is due to increased depreciable plant balances in the natural gas segment and a $.3 million increase in the exploration and production segment's depreciation, depletion and amortization due primarily to increased production volumes.

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Natural gas...............................................   $   31,391  $   29,164   $  80,828   $  75,496
      Exploration and production................................         (584)     (1,168)         23      (2,101)
                                                                   ----------  ----------   ---------   ---------
                                                                   $   30,807  $   27,996   $  80,851   $  73,395
                                                                   ==========  ==========   =========   =========

     The natural gas segment's operating profit for the three month period ended June 30, 1996 increased $2.2 million over the comparable 1995 period due to decreased operation and maintenance expense of $4.9 million offset by decreased operating revenues of $1.4 million, increased cost of gas sold of $1.2 million and an increase of $.1 million in miscellaneous expenses. The segment's increase of $5.3 million for the six month period ended June 30, 1996 over the same period in 1995 resulted from a decrease in operation and maintenance expense of $7.4 million, increased operating revenues of $6.3 million and decreased miscellaneous expense of $.2 million offset by an increase in cost of gas sold of $8.6 million.

     The decrease in operating loss of $.6 million in the exploration and production segment for the three month period ended June 30, 1996 from the same period last year is due to a $.3 decrease in operation and maintenance expenses and other benefits of $.3 million. The $2.1 million improvement for the six month period ended June 30, 1996 when compared to the same period in 1995 is due to a $1.9 million increase in operating revenues, a $.3 million decrease in operation and maintenance expense and other increases of $.2 million offset by a $.3 increase in depreciation, depletion and amortization expense.

     Interest Expense. The $.4 million decrease in both the three and six month periods ended June 30, 1996 when compared to the same periods last year are due to increased allowance for funds used during construction resulting from an increased construction program and decreased interest expense related to refund obligations.

     Taxes on Income. The $1.3 million increase for the three month period ended June 30, 1996 from the comparable 1995 period is primarily due to an increase in earnings before income taxes of $3.0 million. The $1.9 million increase for the six month period ended June 30, 1996 from the comparable 1995 period is primarily due to an increase in earnings before income taxes of $7.3 million.

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

Item 2.B.  Other Developments.

     In January 1996, the Company announced an open season for interested parties to request new transportation capacity on its Wind River Lateral. The lateral has a current capacity of 195,000 Mcf per day and transports natural gas from the Wind River Basin, where producers have increased natural gas production by more than 25 percent since 1992. On March 29, 1996, Colorado filed an application with the FERC for authority to expand the capacity of the Wind River Lateral by 68 MMcf per day. The cost of the expansion is estimated to be approximately $10.8 million. A technical conference was held at the FERC and as a result of that conference, this application is unopposed by any party. Colorado expects that the FERC will act on the application and issue the requested certificate of public convenience and necessity in the third or fourth quarter of 1996.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information required hereunder is incorporated by reference into Part II of this Report from Note 5 of the Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2.A., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," set forth in Part I of this Report.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

     At the Annual Meeting of the Stockholder held on July 18, 1996, the number of members of the Company's Board of Directors was fixed at five and James F. Cordes (Chairman), David A. Arledge, Jeffrey A. Connelly, C. Scott Hobbs and Jon
R. Whitney were elected as directors.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COLORADO INTERSTATE GAS COMPANY
                                                        (Registrant)



Date:  August 12, 1996                    By:           DAN A. HOMEC
                                             --------------------------------
                                                        Dan A. Homec
                                                  Assistant Vice President
                                                        and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
- ------------------------------------------------------------------------------
  27         Financial Data Schedule