Form 10-Q
period 1996-09-30
COLORADO INTERSTATE GAS CO
filed 1996-11-12
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     As of October 31, 1996, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1996                1995
                                                                               ---------------     --------------
                                                                                 (Unaudited)

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................    $     1,125,903     $    1,061,497
   Gas and oil properties, at full-cost....................................            141,739            138,067
                                                                               ---------------     --------------
                                                                                     1,267,642          1,199,564

   Accumulated depreciation, depletion and amortization....................            682,631            658,327
                                                                               ---------------     --------------
                                                                                       585,011            541,237
                                                                               ---------------     --------------

Current Assets:
   Cash....................................................................                425                883
   Receivables.............................................................             39,334             44,518
   Receivables from affiliates.............................................            207,254            221,784
   Inventories.............................................................              9,055              9,494
   Prepaid expenses........................................................                270                280
   Current portion of deferred income taxes................................             21,729             25,359
                                                                               ---------------     --------------
                                                                                       278,067            302,318
                                                                               ---------------     --------------

Other Assets:
   Other deferred charges..................................................             17,537             17,893
                                                                               ---------------     --------------
                                                                               $       880,615     $      861,448
                                                                               ===============     ==============

                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                               September 30,        December 31,
                      STOCKHOLDERS' EQUITY AND LIABILITIES                          1996                1995
                                                                               -------------        ------------
                                                                                (Unaudited)

Common Stock and Other Stockholders' Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................    $      27,561        $     27,561
   Additional paid-in capital..............................................           19,037              19,035
   Retained earnings.......................................................          362,031             413,212
                                                                               -------------        ------------
                                                                                     408,629             459,808
                                                                               -------------        ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized 550,000 shares, 5,560 shares outstanding at December 1995:
      5.50% Series.........................................................                -                 556
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          229,354             179,299
                                                                               -------------        ------------

Current Liabilities:
   Accounts payable and accrued expenses...................................          127,034             115,599
   Accounts payable to affiliates..........................................           11,928              11,352
   Taxes on income.........................................................            8,312               1,594
                                                                               -------------        ------------
                                                                                     147,274             128,545
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................           90,096              88,298
   Other...................................................................            5,262               4,942
                                                                               -------------        ------------
                                                                                      95,358              93,240
                                                                               -------------        ------------
                                                                               $     880,615        $    861,448
                                                                               =============        ============

                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   88,293  $   77,632   $ 265,689   $ 242,297
      Affiliates................................................       14,749      11,133      39,473      39,034
                                                                   ----------  ----------   ---------   ---------
                                                                      103,042      88,765     305,162     281,331
   Other income - net...........................................        3,350       3,649      10,232      10,751
                                                                   ----------  ----------   ---------   ---------
                                                                      106,392      92,414     315,394     292,082
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................       17,625       8,513      45,214      26,906
      Affiliates................................................        3,111       1,139       4,682       3,297
                                                                   ----------  ----------   ---------   ---------
                                                                       20,736       9,652      49,896      30,203
   Operation and maintenance....................................       43,759      40,734     117,934     122,548
   Depreciation, depletion and amortization.....................       10,635       9,759      31,178      28,849
   Interest expense.............................................        4,680       4,366      13,599      13,662
   Taxes on income..............................................        9,223       9,480      35,054      33,416
                                                                   ----------  ----------   ---------   ---------
                                                                       89,033      73,991     247,661     228,678
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   17,359  $   18,423   $  67,733   $  63,404
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                          Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          1996            1995
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    67,733      $   63,404
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         31,178          28,849
      Deferred income taxes.......................................................          5,806           9,325
      Producer contract reformation cost recoveries...............................            101             106
      Other.......................................................................          2,502           3,051

   Working capital and other  changes,  excluding  changes  relating to cash and non-operating activities:
         Receivables..............................................................          5,184          88,656
         Receivables from affiliates..............................................         (5,806)         13,419
         Inventories..............................................................            439             140
         Prepaid expenses.........................................................              -             243
         Accounts payable and accrued expenses....................................         11,435        (122,001)
         Accounts payable to affiliates...........................................            576          (6,613)
         Taxes on income..........................................................          6,718         (18,601)
                                                                                      -----------      ----------
                                                                                          125,866          59,978
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (81,144)        (39,525)
   Proceeds from sale of plant, property and equipment............................          3,950             231
   Investments - other............................................................             (8)         (1,845)
   Net decrease in notes receivable from affiliates...............................         20,336           2,921
   Gas supply prepayments and settlements.........................................              -             (12)
   Recovery of gas supply prepayments.............................................             11             245
                                                                                      -----------      ----------
                                                                                          (56,855)        (37,985)

Cash Flow from Financing Activities:
   Redemption of preferred stock..................................................           (556)              -
   Gain on redemption of preferred stock..........................................              2               -
   Preferred dividends paid.......................................................            (15)            (23)
   Common dividends paid..........................................................       (118,900)        (21,600)
   Notes payable - banks..........................................................         50,000               -
                                                                                      -----------      ----------
                                                                                          (69,469)        (21,623)

Net Increase (Decrease) in Cash...................................................           (458)            370

Cash at Beginning of Period.......................................................            883             372
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       425      $      742
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

     Transactions which the Company has recorded differently than a non-regulated entity include the following: the Company (i) has capitalized the cost of equity funds used during construction, and, (ii) has deferred purchase gas costs, gas transportation surcharges, contract reformation costs, postemployment benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

     The Company has applied FAS 71 and evaluates the applicability of regulatory accounting and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At September 30, 1996, this amount was approximately $6.3 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS 71. Any potential charge to earnings would be noncash and would have no direct effect on the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $9.1 million and $10.3 million for the nine months ended, September 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $23.4 million and $31.3 million for the nine months ended September 30, 1996 and 1995, respectively.

     Materials and supplies inventories are carried principally at average cost. Gas stored underground is carried at last-in, first-out cost ("LIFO"). The excess of replacement cost over the carrying value of gas in underground storage carried by the LIFO method, which is classified as Plant, Property and Equipment, was $33.2 million and $36.5 million at September 30, 1996 and December 31, 1995, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                    Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
   Current Income Taxes:
      Federal...................................................   $    7,322  $    3,582   $  28,277   $  22,258
      State.....................................................          290          99         971       1,833
                                                                   ----------  ----------   ---------   ---------
                                                                        7,612       3,681      29,248      24,091
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        1,301       5,174       4,951       8,246
      State.....................................................          310         625         855       1,079
                                                                   ----------  ----------   ---------   ---------
                                                                        1,611       5,799       5,806       9,325
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    9,223  $    9,480   $  35,054   $  33,416
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

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including Colorado, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Responsive pleadings will be filed.

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

     Regulatory Matters

     In October, 1995, as amended in February and March, 1996, Colorado filed with the FERC seeking authority to transfer to its affiliate, CIG Field Services Company ("CFS"), substantially all of Colorado's facilities as to which there were in effect certificates of public convenience and necessity. Such facilities were used to provide "gathering" services (as distinct from "transmission" services). Colorado did not seek to abandon any of its Panhandle Field facilities under this filing. Colorado also sought a declaration that such filed for facilities would be considered "non-jurisdictional" in the hands of CFS. The net book value of the facilities spun-down at October 1, 1996 was approximately $42 million. On June 26, 1996, the FERC approved Colorado's request. Thereafter, certain parties sought rehearing of that order. Separately, on August 2, 1996, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision in Conoco, Inc. v. FERC, 90 F.3d 536 (D.C. Cir. 1996) in which it upheld the FERC's authority to allow the transfer of certificated gathering facilities to "non-jurisdictional" affiliates of the regulated pipeline. The court in Conoco, however, rejected the FERC's imposition of a "default contract" requirement in such cases as a means to ensure that historic gathering shippers had assurances of continuity of service for a 2-year period. On October 31, 1996, several parties filed a petition for a Writ of Certiorari in the U.S. Supreme Court seeking review of the D.C. Circuit's Conoco decision, which is pending. In a filing dated August 27, 1996, Colorado informed the FERC that Colorado and CFS were prepared to offer to Colorado's historic gathering customers a 2-year "default contract" irrespective of the holding in Conoco that the FERC could not affirmatively impose such a requirement as a condition of approving a spin-down of gathering services from a pipeline to an affiliate. Thereafter, on September 25, 1996, the FERC issued an order denying the requests for rehearing and thereby authorizing the abandonment of the certificated properties to CFS to be effective October 1, 1996. On September 26, 1996, the FERC issued a related order accepting Colorado's filing under Section 4 of the Natural Gas Act confirming that Colorado no longer offered gathering services through the abandoned/spundown facilities.

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC is also considering comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services. On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" in Docket No. RM96-14 requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In this filing, Colorado also established a new tariff provision to allow Colorado to enter into negotiated rate arrangements. The FERC has also accepted this provision, subject to refund, effective May 1, 1996. As of November 11, 1996, Colorado has had two settlement conferences and a third is scheduled for November 19, 1996. In the event that the case cannot be settled prior to hearing, the schedule provides for commencement of hearings before an Administrative Law Judge at the FERC in June 1997.

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

5.   Preferred Stock

     The Company has redeemed all outstanding shares of its Mandatory Redemption Preferred Stock 5.50% series, at the redemption price of $100 per share plus accrued dividends to the redemption date of July 31, 1996.

6.   Debt

     On August 27, 1996, the Company entered into a $50 million senior term loan agreement with a commercial bank which expires on August 30, 1999. The loan carries a variable interest rate equal to the corporate base rate or a margin over the London interbank offered rate, with the interest rate option selected by the Company.


Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forwardlooking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially natural gas prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                       Twelve Months Ended
                                                                               -------------------------------
                                                                               September 30,      December 31,
                                                                                    1996              1995
                                                                               -------------      ------------
                                                                                (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    152.0%           147.5%
      Debt to total capitalization...............................................     35.9%            28.0%
      Times interest earned (before tax).........................................      8.6              8.3

     The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes and increased net earnings partially offset by increased capital expenditures. The increase in the debt to total capitalization ratio is due to decreased retained earnings resulting from common stock dividends paid in 1996 and a $50 million senior term loan. The increase in the times interest earned ratio can be attributed to increased earnings before tax and reduced interest expense.

     On August 27, 1996, the Company entered into a $50 million senior term loan agreement with a commercial bank. This agreement matures on August 30, 1999.

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

                              Results of Operations

     The change in the Company's earnings for the three and nine month periods ended September 30, 1996, in comparison to the corresponding periods in 1995, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Natural gas..................................................   $  100,556  $   86,777   $ 296,661   $ 276,624
   Exploration and production...................................        4,229       2,650      12,484       9,012
   Eliminations.................................................       (1,743)       (662)     (3,983)     (4,305)
                                                                   ----------  ----------   ---------   ---------

                                                                   $  103,042  $   88,765   $ 305,162   $ 281,331
                                                                   ==========  ==========   =========   =========

     Operating revenues from natural gas operations for the three month period ended September 30, 1996 increased $13.8 million from the comparable 1995 period due to a $9.1 million increase resulting from increased average gas sales prices, a $3.9 million increase related to higher gas sales volumes and a $3.8 million increase related to transportation volumes which were offset by a $2.9 million decrease due to reduced average transportation rates and other net decreases of $.1 million. The segment's operating revenues for the nine month period ended September 30, 1996 increased $20.0 million from the comparable 1995 period due to a $16.5 million increase related to average gas sales prices, an $8.0 million increase resulting from greater transportation volumes, $2.9 million due to increased gas sales volumes, increased extracted product revenues of $1.4 million and other increases of $.3 million offset by a $6.5 million decrease due to reduced average transportation rates and a $2.6 million increase in reservations.

     The $1.6 million increase in exploration and production operating revenues for the three month period ended September 30, 1996 compared to the same period in 1995 is due to a $.7 million increase resulting from increased average gas sales prices, a $.6 million increase related to higher gas sales volumes and a $.3 million increase in crude, condensate and natural gas liquids sales. The $3.5 million increase in exploration and production operating revenues for the nine month period ended September 30, 1996 compared to the same period in 1995 is due to a $1.7 million increase related to higher gas sales volumes, a $1.1 million increase as a result of higher average gas sales prices and a $.7 million increase in other revenue.

     Other Income - Net. The decreases for the three month and nine month periods ended September 30, 1996 versus the comparable 1995 periods are due to decreased interest income from affiliates.

     Cost of Gas Sold. The $11.1 million increase for the three month period ended September 30, 1996 over the same period in 1995 is due to a $7.4 million increase attributable to higher average gas purchase rates, $3.0 million in net system gas balancing requirements, $.5 million in increased royalty expenses and a $.2 million increase attributable to increased gas purchased volumes. The $19.7 million increase for the nine month period ended September 30, 1996 over the same period in 1995 is due to a $13.6 million increase attributable to higher average gas purchase rates, $6.1 million in net system gas balancing requirements and a $.8 million increase in royalty expenses partially offset by a $.8 million decrease resulting from reduced natural gas purchase volumes.

     Operation and Maintenance. These expenses increased $3.0 million for the three month period ended September 30, 1996 from the same period in 1995 due to a $2.9 million increase in material and supplies and other net increases of $.1 million. The $4.6 million decrease for the nine month period ended September 30, 1996 when compared to the same period in 1995 resulted from a $2.4 million decrease in gas used in operations, a $2.9 million decrease in property taxes, a $1.1 million decrease in outside professional services and a $2.1 million decrease in payroll and employee benefits partially offset by a $3.3 million increase in material and supplies expenses and other increases of $.6 million.

     Depreciation, Depletion and Amortization. The $.9 million increase for the three month period ended September 30, 1996 over the same period in 1995 is due to a $.7 million increase in the exploration and production segment's depreciation, depletion and amortization due primarily to increased production volumes and a $.2 million increase in the natural gas segment's depreciation, depletion and amortization as a result of increases in its depreciable plant balance. The $2.3 million increase for the nine month period ended September 30, 1996 when compared to the same period in 1995 is due to a $1.3 million increase resulting from the natural gas segment's increased depreciable plant balance and a $1.0 million increase in the exploration and production segment's depreciation, depletion and amortization due primarily to increased production volumes.

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Natural gas..................................................   $   29,355  $   30,924   $ 110,183   $ 106,420
   Exploration and production...................................         (222)     (1,157)       (199)     (3,258)
                                                                   ----------  ----------   ---------   ---------
                                                                   $   29,133  $   29,767   $ 109,984   $ 103,162
                                                                   ==========  ==========   =========   =========

     The natural gas segment's operating profit for the three month period ended September 30, 1996 decreased $1.6 million from the comparable 1995 period due to increased cost of gas sold of $11.1 million, a $3.0 million increase in operation and maintenance expense and other changes of $1.3 million offset by a $13.8 million increase in operating revenue. The segment's increase of $3.8 million for the nine month period ended September 30, 1996 over the same period in 1995 resulted from a $20.0 million increase in operating revenues, a $4.4 million decrease in operation and maintenance expense and other increases of $.4 million partially offset by a $19.7 million increase in cost of gas sold and a $1.3 million increase in depreciation, depletion and amortization expense.

     The decreased operating loss of $.9 million in the exploration and production segment for the three month period ended September 30, 1996 from the same period last year is due to a $1.6 million increase in operating revenues partially offset by a $.7 million increase in depreciation, depletion and amortization expense. The $3.1 million improvement for the nine month period ended September 30, 1996 when compared to the same period in 1995 is due to a $3.5 million increase in operating revenues, a $.2 million decrease in operation and maintenance expense and other increases of $.4 million offset by a $1.0 million increase in depreciation, depletion and amortization expense.

     Taxes on Income. The $1.6 million increase for the nine months ended September 30, 1996 compared to the same period in 1995 is due primarily to an increase in earnings before income taxes.


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

Item 2.B.  Other Developments.

     On March 29, 1996, Colorado filed an application with the FERC for authority to expand the capacity of the Wind River Lateral by 68 MMcf per day above the current capacity of 195,000 Mcf per day. The cost of the expansion is estimated to be approximately $10.8 million. On September 11, 1996, the FERC issued an order granting Colorado a certificate to construct and operate facilities to increase capacity on the Wind River Lateral. The projected in-service date of the full expansion is during the third quarter of 1997.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY
                                                     (Registrant)



Date:  November 12, 1996                 By:          DAN A. HOMEC
                                            --------------------------------
                                                      Dan A. Homec
                                                  Assistant Vice President
                                                      and Controller
                                                (As Authorized Officer and
                                                 Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                 Description
------------------------------------------------------------------------------
   27       Financial Data Schedule