Form 10-K
period 1996-12-31
COLORADO INTERSTATE GAS CO
filed 1997-03-27
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission file number 1-4874


                         COLORADO INTERSTATE GAS COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                            84-0173305
(State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization)                            Identification No.)

         Two North Nevada Avenue
       Colorado Springs, Colorado                               80903-1727
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (719) 473-2300

                           ---------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                            -----------------------

10% Senior Debentures, due 2005                       New York Stock Exchange

                           ---------------------------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 12, 1997, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

Item No.                                                                  Page

            Glossary......................................................(ii)

                                   PART I

     1.     Business......................................................   1
                Introduction..............................................   1
                Natural Gas System........................................   1
                    Operations............................................   1
                        General...........................................   1
                        Gas Sales, Storage and Transportation.............   2
                        Gas Gathering and Processing......................   2
                        Competition.......................................   3
                    Gas System Reserves...................................   3
                        General...........................................   3
                        Reserves..........................................   3
                        Reserves Dedicated to a Particular Customer.......   3
                    Regulations Affecting Gas System......................   4
                        General...........................................   4
                        Rate Matters......................................   4
                Gas and Oil Exploration and Production....................   5
                Environmental.............................................   7
     2.     Properties....................................................   7
     3.     Legal Proceedings.............................................   7
     4.     Submission of Matters to a Vote of Security Holders...........   8

                                   PART II

     5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................   9
     6.     Selected Financial Data.......................................   9
     7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   9
     8.     Financial Statements and Supplementary Data...................   9
     9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................   9

                                  PART III

     10.    Directors and Executive Officers of the Registrant............  10
     11.    Executive Compensation........................................  11
     12.    Security Ownership of Certain Beneficial Owners and
            Management....................................................  19
     13.    Certain Relationships and Related Transactions................  22

                                   PART IV

     14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K......................................................  23



                                       (i)

                                    GLOSSARY


"AICPA" means American Institute of Certified Public Accountants
"ANR" means American Natural Resources Company
"ANR Pipeline" means ANR Pipeline Company
"Bcf" means billion cubic feet
"CIGFS" means CIG Field Services Company
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" or the "Company" means Colorado Interstate Gas Company and/or its subsidiaries
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Huddleston" means Huddleston & Co.,  Inc., Houston, Texas - Volumes in the
       Huddleston Report are at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
"Long tons" means weight measurement of 2,240 pounds
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"NGL" means natural gas liquids
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services
"WIC" means Wyoming Interstate Company, Ltd.
"Working gas" means that volume of gas available for withdrawal and use by the Company's customers




NOTE: Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1.     Business.

                                  INTRODUCTION

     Colorado is a Delaware  corporation  organized in 1927.  All of  Colorado's outstanding common stock is owned by Coastal Natural Gas, which is a wholly-owned subsidiary of Coastal. Colorado owns and operates an interstate natural gas pipeline system and also has gas and oil exploration and production operations. At December 31, 1996, the Company had 979 employees.

     The revenues and operating profit of the Company by industry segment for each of the three years in the period ended December 31, 1996, and the related identifiable assets as of December 31, 1996, 1995 and 1994, are set forth in
Note 12 of Notes to Consolidated Financial Statements included herein.



                               NATURAL GAS SYSTEM


OPERATIONS

General

     The Company is involved in the production, gathering, processing, transportation, storage and sale of natural gas. Colorado also contracts to gather, process, transport and store natural gas owned by third parties. Separately, Colorado purchases and produces natural gas and makes sales of such gas at the wellhead principally to local gas distribution companies for resale.

     Public Service Company of Colorado was the Company's only customer accounting for revenue that equaled or exceeded 10% of the Company's consolidated revenues for the years 1996, 1995 and 1994 (See Note 12 of Notes to Consolidated Financial Statements.)

     Colorado's gas transmission system extends from gas production areas in the Texas Panhandle, western Oklahoma and western Kansas, northwesterly through eastern Colorado to the Denver area, and from production areas in Montana, Wyoming and Utah, southeasterly to the Denver area. The Company's gas gathering and processing facilities are located throughout the production areas adjacent to its transmission system. Most of the Company's gathering facilities connect directly to its transmission system, but some gathering systems are connected to other pipelines. The Company also has minor gathering facilities located in New Mexico. Colorado owns four underground gas storage fields; three located in Colorado, and one in Kansas.

     The  Company's  principal  transmission  and storage  pipeline  facilities, including certain facilities in the Panhandle Field of Texas ("Panhandle Field"), at December 31, 1996 consisted of 4,123 miles of pipeline and 56 compressor stations with approximately 300,200 installed horsepower. At December 31, 1996, the design peak day delivery capacity of the transmission system was approximately 2.0 Bcf per day. The underground storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 775 MMcf.

     Colorado's gathering facilities, excluding certain FERC regulated facilities in the Panhandle Field, consist of 2,289 miles of gathering lines and approximately 48,500 horsepower of compression. Colorado owned and operated five gas processing plants in 1996. These plants, with a total operating capacity of approximately 512 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

     On June 26, 1996, the FERC approved Colorado's request for authority to transfer to its subsidiary, CIGFS, all of Colorado's gathering facilities except for those in the Panhandle Field. The transferred facilities had a net book value of approximately $42 million. The June 26, 1996 order further confirmed that the facilities transferred to CIGFS would be considered non-jurisdictional. The FERC issued a related order on September 26, 1996, accepting Colorado's filing under Section 4 of the NGA confirming that Colorado no longer offered gathering services through the transferred facilities. The FERC orders accepting Colorado's spin-down and related Section 4 filings were not appealed and are now final. Colorado completed the transfer to CIGFS effective October 1, 1996.

Gas Sales, Storage and Transportation

     Beginning in October 1993, Colorado implemented Order 636 on its system and as a result, Colorado's gas sales contracts have been "unbundled" and such sales are now made at the producer wellhead. Colorado's unincorporated Merchant Division conducts most of the Company's sales activity in the Order 636 environment. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division.

     Colorado has engaged in "open access" transportation and storage of gas owned by third parties for several years. As a result of Order 636, the Company continues to provide these services to third parties under individual contracts. Such services are at rates that are within minimum and maximum levels approved by the FERC.

     Pursuant to an operating agreement with an affiliate, the Company operates the newly completed Young Gas Storage Field located in northeastern Colorado. When fully developed, the field will have a storage capacity of 5.3 Bcf with a delivery rate of 200 MMcf per day. Such capacity is fully subscribed under 30-year contracts.

     Colorado's deliveries for the years 1996, 1995 and 1994 were as follows:

                            Total System                  Daily Average
        Year                 Deliveries                 System Deliveries
        ----                ------------                -----------------
                                (Bcf)                        (MMcf)

        1996                     475                         1,298
        1995                     456                         1,248
        1994                     436                         1,195

Gas Gathering and Processing

     Colorado provides gathering and processing services on an "unbundled" or stand-alone basis. The Company's processing terms are not regulated by the FERC, but Colorado is required to provide "open access" to its processing facilities. The gathering that Colorado provides in the Panhandle Field continues to be regulated by the FERC, and the Company is limited to charging rates between minimum and maximum levels approved by the FERC. The gathering (and processing) that Colorado's subsidiary, CIGFS, provides is not regulated by the FERC. However, under the terms by which the Company obtained FERC approval to transfer these facilities to CIGFS, CIGFS offered "default contracts" to all gathering customers receiving service at the date of the transfer. Under the "default contracts," CIGFS is required to honor the rates and terms of any pre-existing gathering contracts that were in effect as of the transfer date between Colorado and the customers for a period of two years. However, the "default contract" obligation does not apply to new customers or new contracts entered into after the date of the transfer.

     The gas processing plants recovered approximately 66 million gallons of liquid hydrocarbons in 1996 compared to 81 million gallons in 1995, and 88 million gallons in 1994, as well as 3,100 long tons of sulfur in 1996, compared to 4,600 long tons in 1995 and 4,300 long tons in 1994. Additionally, Colorado processed approximately 6 million gallons of liquid hydrocarbons owned by others in 1996, 1995 and 1994.

     The Company operates two helium processing facilities, one located in eastern Colorado and the other in the western Oklahoma panhandle area. These helium facilities are joint venture/partnership arrangements which are partially owned by Company affiliates. The Company also operates two gas processing plants for affiliates.

Competition

     Colorado has historically competed with interstate and intrastate pipeline companies in the sale, transportation and storage of gas and with independent producers, brokers, marketers and other pipelines in the gathering, processing and sale of gas within its service areas. On October 1, 1993, the Company implemented Order 636 on its system and, as a consequence, its gas sales contracts have been "unbundled" at the producer wellhead. Order 636 also mandated implementation of capacity release and secondary delivery point options thus allowing a pipeline's firm transportation customers to compete with the pipeline for firm and interruptible transportation and storage.

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


GAS SYSTEM RESERVES

General

     Colorado, primarily through its unincorporated Merchant Division, continues to make natural gas sales to a number of customers. Colorado will meet its sales commitments primarily with purchases from third parties under existing contracts and with production of Company-owned reserves. Colorado will also make spot gas purchases, if needed.

Reserves

     The table below represents estimates of the Company's owned or controlled reserves as of December 31, 1996, 1995, and 1994, as prepared by Huddleston, Colorado's independent engineers.

                                                                                  1996          1995         1994
                                                                                  ----          ----         ----

      Owned or controlled by Colorado (Bcf)....................................    307           346          383

     The estimates of owned or controlled gas reserves include quantities economically recoverable over the productive life of existing wells and quantities estimated to be recoverable in the future, either from completions in other productive zones of existing wells or from additional wells to be drilled in proven reservoirs currently controlled by Colorado. The independent engineers' estimates of reserves are based upon new analyses or upon a review of earlier analyses updated by production and field performance. The reserve volumes reported represent those retained by Colorado as well as those assigned to a subsidiary.

     At December 31, 1996, Colorado maintained under its own account 2.7 Bcf of natural gas in underground working storage for system balancing. The Company has an additional 37.8 Bcf of base gas in its four owned storage fields. These amounts reflect actual balances at December 31, 1996, and vary slightly from the Huddleston report which includes estimates for November and December 1996.

Reserves Dedicated to a Particular Customer

     Colorado is committed to sell gas to Mesa Operating Company ("Mesa"), a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Mesa.

REGULATIONS AFFECTING GAS SYSTEM

General

     Under the NGA, the FERC has jurisdiction over Colorado as to rates and charges for the transportation and storage of natural gas and the construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. In addition, the FERC has certificate authority over gas sales for resale in interstate commerce, but under Order 636, has determined that it will not regulate sales rates. Additionally, the FERC has asserted rate-regulation (but not certificate regulation) over gathering services provided by interstate pipeline companies such as Colorado.

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

Rate Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" ("Policy Statement") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy Statement, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy Statement, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy Statement, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In the event that the case cannot be settled, a hearing before a FERC Administrative Law Judge is currently scheduled for late 1997.

     The FERC April 25, 1996 order also accepted tariff sheets filed by Colorado to establish its rights to enter into negotiated rates consistent with the negotiated rate Policy Statement. Colorado's tariff sheets became effective May 1, 1996, and continue to be effective despite the fact that certain parties have sought judicial review of the FERC's actions with respect to Colorado's negotiated rate provisions.

     On June 26, 1996, the FERC approved Colorado's request for authority to transfer to its subsidiary, CIGFS all of Colorado's gathering facilities except for those in the Panhandle Field. The transferred facilities had a net book value of approximately $42 million. The June 26, 1996 order further confirmed that the facilities transferred to CIGFS would be considered non-jurisdictional. The FERC issued a related order on September 26, 1996, accepting Colorado's filing under Section 4 of the NGA confirming that Colorado no longer offered gathering services through the transferred facilities. The FERC orders accepting Colorado's spin-down and related Section 4 filings were not appealed and are now final. Colorado completed the transfer to CIGFS effective October 1, 1996.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.



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

     The following table shows gas, oil, condensate and natural gas liquids production volumes of the Company, including quantities attributable to its natural gas system, for the three years ended December 31, 1996:

                                                                                   1996         1995         1994
                                                                                   ----         ----         ----

      Exploration and Production
           Gas (MMcf)......................................................       12,304       10,703       14,758
           Oil (000 barrels)...............................................            2            5            8
           Condensate (000 barrels)........................................           61           60           73
           Natural Gas Liquids (000 barrels)...............................           51            2            -

      Natural Gas System
           Gas (MMcf)......................................................       39,405       41,638       46,288
           Oil (000 barrels)...............................................           23           15            -
           Condensate (000 barrels)........................................            -            1            1
           Natural Gas Liquids (000 barrels)...............................            -            -            -

     The following table summarizes sales price and unit cost information of the Company's exploration and production operations for the three years ended December 31, 1996:

                                                                                   1996         1995         1994
                                                                                   ----         ----         ----

      Average sales price:
           Gas - per Mcf...................................................      $  1.51      $  1.08     $   1.52
           Oil - per barrel................................................        19.91        16.47        14.80
           Condensate - per barrel.........................................        21.39        17.34        16.04
           Natural Gas Liquids - per barrel................................         8.19        10.22            -

      Average production cost per unit (equivalent Mcf)....................      $  0.35      $  0.45     $   0.37

     Acreage held under gas and oil mineral leases as of December 31, 1996 is summarized as follows:

                                                                       Undeveloped                 Developed
                                                                ------------------------  -------------------------
                                 Area                               Gross         Net         Gross         Net
      --------------------------------------------------------  -----------  -----------  -----------   -----------

      Exploration and Production..............................       65,734       16,791      103,880        48,149
      Natural Gas System......................................            -            -      264,712       261,363
                                                                -----------  -----------  -----------   -----------
                                                                     65,734       16,791      368,592       309,512
                                                                ===========  ===========  ===========   ===========

     The net developed acreage is concentrated principally in Texas (79%), Oklahoma (7%), Wyoming (6%) and Utah (6%). The net undeveloped acreage is principally in Wyoming (49%), Montana (24%), Utah (11%) and Texas (10%).

     Information on wells drilled in the three years ended December 31, 1996, is summarized as follows:

                                                1996                      1995                       1994
                                      ------------------------  ------------------------  -------------------------
                                         Gross         Net          Gross         Net         Gross         Net
                                      -----------  -----------  -----------  -----------  -----------   -----------

      Exploration and Production
      --------------------------

      Development Wells
      -----------------
         Oil........................            -            -            -            -            -             -
         Gas........................            5         1.86            7         2.44           19          7.68
         Dry Holes..................            -            -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                5         1.86            7         2.44           19          7.68
                                      -----------  -----------  -----------  -----------  -----------   -----------

      Natural Gas System
      ------------------

      Development Wells
      -----------------
         Oil........................            2         2.00            -            -            -             -
         Gas........................            8         8.00            1         1.00            3          3.00
         Dry Holes..................            -            -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                               10        10.00            1         1.00            3          3.00
                                      -----------  -----------  -----------  -----------  -----------   -----------

             Total..................           15        11.86            8         3.44           22         10.68
                                      ===========  ===========  ===========  ===========  ===========   ===========

      Productive wells as of December 31, 1996 are as follows:

                                         Type of Well                                         Gross         Net
      ----------------------------------------------------------------------------------  -----------   -----------

      Exploration and Production
           Oil..........................................................................            1          0.09
           Gas..........................................................................          329        201.42
                                                                                          -----------   -----------
                  Total Exploration and Production......................................          330        201.51
                                                                                          -----------   -----------

      Natural Gas System
           Oil..........................................................................            9          8.25
           Gas..........................................................................          675        670.86
                                                                                          -----------   -----------
                  Total Natural Gas System..............................................          684        679.11
                                                                                          -----------   -----------

                              Total.....................................................        1,014        880.62
                                                                                          ===========   ===========

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



                                  ENVIRONMENTAL

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company spent approximately $1.2 million on environmental capital projects in 1996 and anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including Colorado, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Colorado, together with the other pipeline defendants, has filed a motion to dismiss.

     Other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II


Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters.

     All common stock of Colorado is owned by Coastal Natural Gas. At December 31, 1996, $269.3 million of retained earnings was available for dividends on common stock. Additional information relating to dividends is set forth under the "Statement of Consolidated Retained Earnings and Additional Paid-In Capital" included herein.

     All of the remaining outstanding shares of preferred stock at January 1, 1996 were redeemed on July 31, 1996 at par value.

Item 6. Selected Financial Data.

     The following selected financial data (in thousands of dollars) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as adjusted for minor reclassifications. The Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                                      Year Ended December 31,
                                                -----------------------------------------------------------------
                                                    1996*        1995          1994         1993          1992
                                                -----------   -----------  -----------   -----------   ----------

Operating revenues...........................   $   412,477   $   382,200  $   386,553   $   438,890   $  402,998
Earnings before extraordinary item...........        82,058        87,716       78,507        73,178       84,075
Total assets.................................       908,922       861,448      962,111       901,627    1,097,178
Long-term debt, excluding current maturities.       229,373       179,299      179,225       179,145      195,278
Mandatory redemption preferred stock.........             -           556          556           556          556
Common stock and other stockholder's equity..       416,652       459,808       411,423       358,047     525,400

----------------------

* Effective November 1, 1996, the Company discontinued the application of FAS 71. Additional information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of Notes to Consolidated Financial Statements included herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of Colorado as of March 12, 1997, were as follows:

   Name (Age), Year First Elected              Positions and Offices
       Director and/or Officer                  with the Registrant
----------------------------------    ---------------------------------------

Jon R. Whitney (52), 1987 and 1974    President, Chief Executive Officer and
                                        Director
Jeffrey A. Connelly (50), 1996        Director
David A. Arledge (52), 1981           Director
Harold Burrow (82), 1974              Director
C. Scott Hobbs (43), 1985             Executive Vice President, Chief Operating
                                        Officer and Director
Coby C. Hesse (49), 1986              Executive Vice President
Daniel F. Collins (55), 1986          Senior Vice President
Donald H. Gullquist (53),1994         Senior Vice President
Rebecca H. Noecker (45), 1988         Senior Vice President and General Counsel
Austin M. O'Toole (61), 1984          Senior Vice President and Secretary
Richard G. Smead (50), 1988           Senior Vice President
Donald J. Zinko (52), 1988            Senior Vice President
Steven J. Coffin (41), 1990           Vice President
Ronald A. Gillet (55), 1993           Vice President
Thomas E. Jackson, Jr. (57), 1989     Vice President
Ronald D. Matthews (49), 1994         Vice President and Treasurer
Robert O. Reid (50), 1985             Vice President
William H. Sparger (54), 1992         Vice President
Dan A. Homec (48), 1989               Assistant Vice President and Controller

     The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with Colorado's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1997. Each of the directors or officers named above have been directors or officers of Colorado, ANR Pipeline and/or Coastal for five years or more except for the following:

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

     The following table sets forth information for the fiscal years ended December 31, 1996, 1995 and 1994 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table

                                                                             Long Term Compensation
                                                                         -------------------------------
                                     Annual Compensation<F1>                 Awards           Payouts
                             ----------------------------------          -------------     -------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year       Salary ($)    Bonus ($)<F2>        SARs (#)<F3>      ($)<F4>            $<F5>
------------------           ----       ----------    ---------          -------------     -------------    ---------

O. S. Wyatt, Jr.,            1996         849,093         300,000               -0-                             67,928
Chairman of the Board        1995         849,093         300,000               -0-                             67,928
                             1994         849,093         200,000               -0-                             67,928

David A. Arledge,            1996         707,194         300,000           150,000                             56,576
President, CEO               1995         622,867         300,000            50,000          85,875             49,829
and Director                 1994         553,873         150,000               -0-                             44,310

James F. Cordes,<F6>         1996         592,223             -0-               -0-                             12,000
Executive V.P.               1995         592,223         135,000            15,000          42,937             47,378
and Director                 1994         592,223         130,000               -0-                             47,378

James A. King,               1996         343,823          80,000            10,000                             13,572
Executive V.P.               1995         343,823          80,000            10,000                             10,141
                             1994         343,823          75,000               -0-                              6,877

Jerry D. Bullock,            1996         249,147         160,000            10,000                              6,383
Senior V.P.                  1995         249,147          75,000            10,000                              6,766
                             1994         249,147          65,000               -0-                              3,383

------------------------

<F1> Does not  include  the value of  perquisites  and other  personal  benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

<F2> Bonuses are based on the following factors: the individual's  position; the
     individual's  responsibility;   and  the  individual's  ability  to  impact
     Coastal's financial success.

<F3> The options do not carry any stock appreciation rights.

<F4> During 1995, Messrs.  Arledge and Cordes received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.





<F5> All Other  Compensation for 1996 consists of: (i) Coastal  contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James F. Cordes $12,000; James A. King $6,000; and Jerry D. Bullock $6,000); and (ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,927; David A. Arledge $44,576; James F. Cordes $-0-; James A. King $7,572; and Jerry D. Bullock $383); these payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

<F6> Mr. Cordes retired as an officer of Coastal effective March 7, 1997.

Stock Options

     The following table sets forth information with respect to stock options granted on March 1, 1996 for the fiscal year ended December 31, 1996 to the Named Executive Officers.

                  Option/SAR Grants in Last Fiscal Year (1996)

                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                 Granted<F1>      Fiscal Year<F2>        ($/Sh)          Date        Value ($)<F3>
           ----             ----------------- ---------------------   ----------   --------------  --------------

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-              -0-

David A. Arledge                 150,000                22.6            36.56           2/28/06       1,848,108

James F. Cordes                     -0-                  -0-              -0-              -0-              -0-

James A. King                     10,000                 1.5            36.56           2/28/06         123,207

Jerry D. Bullock                  10,000                 1.5            36.56           2/28/06         123,207

---------------------

<F1> Options  expire ten years from the date of issuance  and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary.

<F2> The options do not carry any stock appreciation rights.

<F3> Based on the Black-Scholes option pricing model expressed as a ratio .337 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .1925, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 6.25%, (iii) a dividend yield of 1.40% and (iv) an expected option holding period of eight years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

Option/SAR Exercises and Holdings

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1996.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1996)

                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs           Options/SARs
                                                                         at FY-End (#)        at FY-End ($)<F1>

                           Shares Acquired                               Exercisable/           Exercisable/
        Name               on Exercise (#)      Value Realized ($)       Unexercisable          Unexercisable
--------------------    -------------------    --------------------    ----------------    -----------------------
O. S. Wyatt, Jr.                 -0-                   -0-              -0-    /   -0-        -0-     /     -0-
David A. Arledge               55,000               1,118,737         187,373  / 228,000   3,943,307  /  3,595,560
James F. Cordes                30,000                 234,914           -0-    /  35,000      -0-     /    754,500
James A. King                  -0-                     -0-             26,000  /  24,000     599,800  /    432,200
Jerry D. Bullock                6,000                  69,920           2,000  /  27,000      41,760  /    491,860

------------------
<F1>  $-based on the market  price of $49.44 at December 31, 1996.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

     The following report has been provided by The Coastal Corporation's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current S.E.C. proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Roy D. Chapin, Jr., and Jerome S. Katzin.

     This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1996 pay levels for the CEO.

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

     In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1996 were at or below the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graph, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

     Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1996 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

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

     The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1996, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1996 Coastal's EBIT performance was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1996 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graph), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1996 were below target and median market levels.

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

     Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and are fully exercisable within 6 years of the grant date.

     Stock options were granted to certain of the Named Executive Officers in 1996 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted. Stock options granted by Coastal in 1996 were overall below market median levels.

1996 Chief Executive Officer Pay

     As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

David A. Arledge

     Mr. Arledge's annual salary was increased to $725,000 in 1996. This action moved his salary closer to, but still below, the market median levels of salary for the CEO position in companies of comparable size.

     Mr. Arledge's bonus for 1996 was $300,000, payable in 1997. This award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were below the aggressive Coastal targets.

     The Committee granted stock options for 150,000 shares to Mr. Arledge in 1996 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is below market median levels for the executive positions held by him.

$1 Million Pay Deductibility Cap

     Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1996 LTIP is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

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

                               Pension Plan Table

                                                              Years of Credited Service
                                     ----------------------------------------------------------------------
      5-Year Final
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                    ----------------------------------------------------------------------

      $    125,000.................  $   33,920      $  45,226      $   56,533      $  67,840     $  67,044
           150,000.................      41,420         55,226          69,033         82,840        82,044
           200,000.................      41,420         55,226          69,033         82,840        82,044
           250,000.................      41,420         55,226          69,033         82,840        82,044
           300,000.................      41,420         55,226          69,033         82,840        82,044
           350,000.................      41,420         55,226          69,033         82,840        82,044
           400,000.................      41,420         55,226          69,033         82,840        82,044
           500,000.................      41,420         55,226          69,033         82,840        82,044
           600,000.................      41,420         55,226          69,033         82,840        82,044
         1,000,000.................      41,420         55,226          69,033         82,840        82,044
         1,200,000.................      41,420         55,226          69,033         82,840        82,044

(A) Compensation covered under the Pension Plan for employees of Coastal and Coastal Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1996.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1996 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 41 years, $460,768; Mr. Arledge, 16 years, $59,289; Mr. Cordes, 19 years, $81,059; Mr. King, 4 years $14,798
     (not vested); and Mr. Bullock, 4 years, $14,132 (not vested). Mr. Wyatt reached age 70 1/2 in January, 1995 and because of IRS requirements concerning Coastal's qualified pension plan, he began receiving pension payments in April 1996. These payments amounted to $282,775 in 1996.

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

             PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                            Five-Year Cumulative Values
                                              $100 Invested 12/31/91
                                               Dividends Reinvested

                                                      DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1991          1992         1993         1994         1995         1996
                                        ----          ----         ----         ----         ----         ----

Coastal                              $   100         $  99        $ 118        $ 109        $ 157        $ 207
S&P 500                                  100           108          118          120          165          203
Index<F1><F2>                            100           112          132          119          128          196

<F1> The  Index is based on Value  Line's  Diversified  Natural  Gas Group - the
     Performance Graph reflects total shareholder return weighted to reflect the market capitalization of the peer companies. The peer group is comprised of: Burlington Res., Cabot, Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, Noram Energy, Panhandle Eastern, Questar, Seagull Energy, Sonat, Southwestern Energy, Valero and Williams Cos.

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

     During 1996, Coastal and/or its subsidiaries sold approximately 14,576,400 gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $10,036,200.

     The following table sets forth ownership of units of limited partnership interests in the Coastal 1987 Drilling Program, Ltd., by directors and all directors and executive officers as a group.

Directors                                                                Units
---------                                                                -----

O. S. Wyatt, Jr. ..................................................        750
Harold Burrow .....................................................        100
David A. Arledge ..................................................          -
John M. Bissell ...................................................          -
George L. Brundrett, Jr. ..........................................          -
Roy D. Chapin, Jr. ................................................         20
James F. Cordes ...................................................          -
Roy L. Gates ......................................................          -
Kenneth O. Johnson ................................................          -
Jerome S. Katzin ..................................................          -
Thomas R. McDade...................................................          -
L. D. Wooddy, Jr...................................................          -
All directors and executive
  officers as a group (31 persons,
  including the above) ............................................        890

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security ownership of certain beneficial owners.

     The following is information, as of March 12, 1997, on each person known or believed by Colorado to be the beneficial owner of 5% or more of any class of its voting securities:

                                                                                Amount and Nature
                                        Name and Address                          of Beneficial          Percent
Title of Class                         of Beneficial Owner                          Ownership           of Class
--------------                         -------------------                      -----------------       --------

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

     The total number of shares of stock of Coastal outstanding as of March 12, 1997 is 105,995,018 consisting of: 59,068 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), 72,398 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), and 31,940 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") (the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are referred to herein collectively as the "Preferred Stock"), 105,451,513 shares of Common Stock, and 380,099 shares of Class A Common Stock.

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

     The following table sets forth information, as of March 12, 1997, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class (<F1>
     -------------------                       --------------             ----------------            ------------

O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>               40.4
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                12,344,644  <F3>               11.7
Thrift Plan, ESOP and                       Class A Common Stock                64,429  <F3>               16.8
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Floor
Houston, Texas  77002

FMR Corp.                                       Common Stock                 7,411,815                      7.0
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     49.1
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              31,940  <F4>              100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

----------

<F1> Class includes  presently  exercisable  stock options held by directors and executive officers.

<F2> Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3> The  Trustee/Custodian is the record owner of these shares; and also is the record owner of 742 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4> Members of the DeZurik  family  acquired  the Series C  Preferred  Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

     The following table sets forth information, as of March 12, 1997, regarding each of the current directors, including Class II directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997; Messrs. Cordes, Gates, Johnson and McDade are Class III directors whose terms expire in 1998; and Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1999.

                                                                                                  Number of Shares
   Name, (Age), Year          Offices with Coastal                                                  Beneficially         Percent (%)
 First Became Director     and/or Principal Occupation                    Title of Class              Owned<F1>           of Class*
 ---------------------     ---------------------------                    --------------          ----------------      -----------

O. S. Wyatt, Jr.          Chairman of the Board                           Common Stock               2,858,863  <F2>         2.7
(72), 1955                                                                Class A Common Stock         154,577  <F2>        40.4

Harold Burrow             Vice Chairman of the Board;                     Common Stock                 137,127  <F2>
(82), 1973                Chairman of Colorado and ANR                    Class A Common Stock          13,601               3.6

David A. Arledge          President and                                   Common Stock                 181,112
(52), 1988                Chief Executive Officer                         Class A Common Stock           2,352

John M. Bissell           Chairman of the Board                           Common Stock                   5,080
(66), 1985                of Bissell Inc.                                 Class A Common Stock             -0-

George L. Brundrett, Jr.  Attorney                                        Common Stock                   4,910
(75), 1973                                                                Class A Common Stock           2,290

Roy D. Chapin, Jr.        Former Chairman and                             Common Stock                   3,250  <F2>
(81), 1988                Chief Executive Officer                         Class A Common Stock             -0-
                          of American Motors Corporation

James F. Cordes           Retired; former Executive Vice                  Common Stock                  18,708
(56), 1985                President of Coastal                            Class A Common Stock             -0-

Roy L. Gates              Ranching and Investments                        Common Stock                   4,095
(68), 1969                                                                Class A Common Stock           2,736

Kenneth O. Johnson        Senior Vice President                           Common Stock                  40,020
(76), 1988                                                                Class A Common Stock           9,604               2.5

Jerome S. Katzin          Retired Investment Banker                       Common Stock                  41,803
(78), 1983                                                                Class A Common Stock             -0-

Thomas R. McDade          Senior Partner, Law Firm of McDade,             Common Stock                     500
(64), 1993                Fogler, Maines & Lohse L.L.P., Houston          Class A Common Stock             -0-

L. D. Wooddy, Jr.         Retired; Former President of Exxon              Common Stock                   3,000
(70), 1992                Pipeline Company                                Class A Common Stock             -0-

All directors and executive officers as a group                           Common Stock               3,711,260  <F3>         3.5
(33 persons, including the above)                                         Class A Common Stock         186,568  <F3>        48.8

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 184,288 shares of Class A Common Stock, which would constitute 48.5% of the shares of such class.

      <F1> Except for the  shares  referred  to in Notes 2 and 3 below,  and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Arledge (162,093 shares of Common Stock and 2,280 shares of Class A Common Stock), Cordes (8,000 shares of Common Stock), and Johnson (7,848 shares of Common Stock).



      <F2> Includes  shares owned by the spouse and a son of Mr. Wyatt  (266,895 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock) and by the spouse of Mr. Chapin (1,000 shares of Common Stock), as to which shares beneficial ownership is disclaimed.

      <F3> Includes  presently  exercisable  stock  options to purchase  453,829 shares of Common Stock and 2,280 shares of Class A Common Stock; also includes 280,928 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

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

     Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade, Fogler, Maines & Lohse L.L.P. Prior to forming McDade, Fogler, Maines & Lohse L.L.P., he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

     Messrs. Arledge and Burrow are directors of Colorado and ANR Pipeline. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

      (a)  Transactions with management and others.

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1996 the Company had advanced $139.4 million to associated companies at a market rate of interest. Such amount is repayable on demand.

     Additional information called for by this item is set forth under Item 11, "Executive Compensation" and Notes 8 and 13 of Notes to Consolidated Financial Statements included herein.

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements and Supplemental Information.

                 The following Consolidated Financial Statements of Colorado and Subsidiaries and Supplemental Information are included in response to
           Item 8 hereof on the attached pages as indicated:

                                                                                                              Page
                                                                                                              ----

           Independent Auditors' Report....................................................................  F-6
           Consolidated Balance Sheet at December 31, 1996 and 1995........................................  F-7
           Statement of Consolidated Earnings for the Years Ended December 31, 1996, 1995 and 1994.........  F-9
           Statement of Consolidated Retained Earnings and Additional Paid-In Capital for the Years
              Ended December 31, 1996, 1995 and 1994.......................................................  F-9
           Statement of Consolidated Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.......  F-10
           Notes to Consolidated Financial Statements......................................................  F-11
           Supplemental Information on Oil and Gas Producing Activities (Unaudited)........................  F-24

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

             (10)+ Agreement for Consulting Services between Colorado Interstate Gas Company and Harold Burrow dated January 1, 1996 (Exhibit 10 to the Company's Annual Report on Form 10 for the fiscal year ended December 31, 1995).

             (21)*   Subsidiaries of the Company.

             (23)*   Consent of Deloitte & Touche LLP.

             (24)*   Power of Attorney (included on signature pages herein).

             (27)*   Financial Data Schedule.

----------------------

      Note:

      + Indicates documents incorporated by reference from the prior filing indicated.
      *    Indicates documents filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

      COLORADO INTERSTATE GAS COMPANY
      (Registrant)


By:  JON R. WHITNEY
     --------------------------------------
     Jon R. Whitney
     President and Chief Executive Officer
     March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  JEFFREY A. CONNELLY
     --------------------------------------
     Jeffrey A. Connelly
     Director
     March 27, 1997


By:  HAROLD BURROW
     --------------------------------------
     Harold Burrow
     Director
     March 27, 1997


By:  JON R. WHITNEY
     --------------------------------------
     Jon R. Whitney
     Director
     March 27, 1997


By:  DAVID A. ARLEDGE
     --------------------------------------
     David A. Arledge
     Principal Financial Officer and Director
     March 27, 1997

By:  DAN A. HOMEC
     --------------------------------------
     Dan A. Homec
     Principal Accounting Officer
     March 27, 1997


By:  C. SCOTT HOBBS
     --------------------------------------
     C. Scott Hobbs
     Director
     March 27, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, including natural gas prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1996        1995        1994
                                                                                  ------      ------      ------

      Cash flow from operating activities to capital expenditures and debt
      service requirements...................................................      133.4%      147.5%       374.5%

      Total debt to total capitalization.....................................       35.5%       28.0%        30.3%

      Times interest earned (before tax and extraordinary item)..............        7.5         8.3          7.4

     The Company's primary needs for cash are capital expenditures and debt service requirements. Capital expenditures, debt retirements and other cash needs in each of the years 1994 through 1996 and the sources of capital used to finance these expenditures are summarized in the Statement of Consolidated Cash Flows. Management believes the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     Cash flow from operating activities amounted to $127.6 million in 1996, $86.6 million in 1995 and $195.7 million in 1994. The 1996 increase can be attributed primarily to decreases for working capital requirements. Liquidity needs were met in 1996 by internally generated funds and a $50.0 million borrowing under a term loan.

     The Company has adopted a capital expenditure budget of approximately $76.0 million for 1997, a decrease from the capital additions of $95.6 million in 1996. The anticipated decrease in 1997 is the result of a $17.7 million decrease for natural gas projects and a $1.9 million decrease for exploration and production projects. Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of one of the Company's debt instruments. As of December 31, 1996, the Company could incur approximately $403.9 million of additional indebtedness.

     In December 1996, the Company invested $41.0 million in a new affiliate, Coastal Medical Services, Inc. The affiliate has assumed the responsibility for facilitating the funding and management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

     The  Company  participates  in a  program  which  matches  short-term  cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1996, the Company had advanced $139.4 million to associated companies at a market rate of interest. Such amount is repayable on demand.

     The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating the remaining gas purchase contracts which are above market in an effort to lower its cost of gas, pursuing innovative marketing strategies and applying strict cost-cutting measures.

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company spent approximately $1.2 million on environmental capital projects in 1996 and anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

                              Results of Operations

Operating Revenues

     The following table reflects the increase (decrease) in operating revenues experienced by segment during the past two years (millions of dollars):

                                                                                           Increase (Decrease)
                                                                                             From Prior Year
                                                                                           -------------------
                                                                                            1996        1995
                                                                                           ------      ------

      Natural gas....................................................................     $    26      $    6
      Exploration and production.....................................................           7         (13)
      Adjustments and eliminations...................................................          (3)          3
                                                                                          -------      ------
                                                                                          $    30      $   (4)
                                                                                          =======      ======

Natural Gas

     1996 Versus 1995. Revenues from natural gas operations increased in 1996 due to a $30 million increase related to average gas sales prices, an $11 million increase related to increased gas transportation volumes, an $8 million increase resulting from increased gas sales volumes and increased extracted product revenues of $6 million offset by a $24 million change in reservations and other decreases of $5 million.

     1995 Versus 1994. Revenues from natural gas operations increased in 1995 due to changes in reservations of $61 million offset by a $17 million decrease resulting from reduced average gas sales prices, a $17 million decrease related to reduced sales volumes, decreased transportation and gathering revenues of $14 million and other decreases of $7 million.

     The daily average volumes of natural gas sold were 244 MMcf, 229 MMcf and 259 MMcf for 1996, 1995 and 1994, respectively. However, it is expected that customers will reduce their contractual sales entitlement pursuant to the provisions of Order 636. Transportation volumes increased by 7% in 1996 over the 1995 level and the 1997 transportation volumes are estimated to be slightly higher than in 1996.

Exploration and Production

     1996 Versus 1995. Revenues from exploration and production increased in 1996 as a result of higher natural gas sales prices generating a $5 million increase and $2 million from increased natural gas volumes.

     1995 Versus 1994. Revenues from exploration and production decreased in 1995 as a result of natural gas sales volumes generating a $6 million decrease, natural gas sales prices decreasing $4 million and other net decreases of $3 million.

Other Income - Net

     The decrease in 1996 and the increase in 1995 primarily reflect changes in interest income resulting from loans to affiliated companies.

Cost of Gas Sold

     1996 Versus  1995.  The  increase is due  primarily  to higher  average gas
purchase  rates  of  $31  million  and  $5  million  in  net  system   balancing
requirements.

     1995 Versus 1994. The decrease is due primarily to reduced average gas purchase rates of $20 million and other decreases of $1 million partially offset by increased gas used costs of $9 million and increased purchase volumes of $3 million.

Operation and Maintenance

     1996 Versus 1995. Operation and maintenance expense decreased in 1996 primarily due to a $3 million decrease in payroll and employee benefits due to an early retirement incentive program in 1995.

     1995 Versus 1994. Operation and maintenance expense increased in 1995 due primarily to the discontinuance of a production incentive fee credit in the amount of $5 million partially offset by other net decreases of $2 million.

Depreciation, Depletion and Amortization

     1996 Versus 1995. The increase in 1996 is due primarily to a $2 million increase as a result of increased depreciable plant in the natural gas segment and a $1 million increase related to higher production volumes in the exploration and production segment.

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

Operating Profit

     The following table reflects the increase (decrease) in operating profit experienced by segment during the past two years (millions of dollars):

                                                                                           Increase (Decrease)
                                                                                             From Prior Year
                                                                                          --------------------
                                                                                            1996        1995
                                                                                          --------    --------

      Natural gas....................................................................     $   (12)     $   11
      Exploration and production.....................................................           7          (7)
                                                                                          -------      ------
                                                                                          $    (5)     $    4
                                                                                          =======      ======

Natural Gas

     1996 Versus 1995. The natural gas segment's operating profit decrease in 1996 is due to a $36 million increase in the cost of gas sold and $2 million in other items offset by a $26 million increase in operating revenues.

     1995 Versus 1994. The natural gas segment's operating profit increase in 1995 is due to increased operating revenues of $6 million, decreased gas related costs of $9 million and other increases of $2 million partially offset by a $4 million increase in operation and maintenance expenses and a $2 million increase in depreciation, depletion and amortization expense.

Exploration and Production

     1996 Versus 1995. The exploration and production segment's operating profit increase in 1996 is due to increased revenues of $7 million.

     1995 Versus 1994. The exploration and production segment's operating profit decrease in 1995 is due to decreased revenues of $13 million partially offset by decreased depreciation, depletion and amortization expense of $5 million and other decreases of $1 million.

Interest Expense

     1996 Versus 1995. The increase in 1996 is due to interest on a $50 million senior term loan, due 1999, which was entered into August 27, 1996.

     1995 Versus 1994. The slight decrease in 1995 is due to a reduction in interest on provisions for rate refunds.

Taxes on Income

     Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective income tax rate. The effective federal income tax rate for the Company was 32% in 1996, 32% in 1995 and 33% in 1994.

Extraordinary Item - Loss from Discontinuance of FAS 71

     The Company is subject to the regulations and accounting procedures of the FERC and has historically followed the reporting and accounting requirements of FAS No. 71 "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). FAS 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As a result of FERC Order 636 (which unbundled pipeline services giving customers more options for transporting their gas), the effect of discounted rates, and new competitive developments on the horizon, the Company has concluded that the competitive environment is no longer consistent with the form of regulation contemplated by FAS 71. Accordingly, effective November 1, 1996, the Company has ceased to apply the provisions of FAS 71 to its transactions and balances, which accounting change has been implemented pursuant to the guidance contained in FAS 101, "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71." The Company does not expect the change to have a material adverse impact on financial results in future periods, and believes this accounting change will result in financial reporting which better reflects the results of operations in the economic environment in which the Company now operates. See Note 10 of the Notes to Consolidated Financial Statements.

     This accounting change has resulted in the elimination from the Consolidated Balance Sheet the effects of actions of regulators, which effects have been recognized as regulatory assets and liabilities recorded pursuant to FAS 71, and the revaluation of certain other assets. The impact of these changes was a charge to earnings of $6.3 million, net of related income taxes of $(1.5) million, and is shown as an extraordinary item in the Statement of Consolidated Earnings.

The charge to earnings was noncash and will have no direct effect on the Company's ability to include the underlying deferred items in future rates proceedings or on its ability to collect the rates set thereby.

Recent Pronouncements

     The FASB has issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125") to be effective in 1997. Under FAS 125, which uses a "financial-components approach," an entity recognizes the financial assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The application of the new standard is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows in 1997.

     The Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1") on Environmental Remediation Liabilities to be effective in 1997. SOP 96-1 provides additional guidance on accrual measurement and the disclosure of environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Colorado Interstate Gas Company
Colorado Springs, Colorado


     We have audited the  accompanying  consolidated  balance sheets of Colorado
Interstate Gas Company (an indirect, wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, retained earnings and additional paid-in capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colorado Interstate Gas Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP




Denver, Colorado
January 31, 1997

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                              December 31,
                                                                                      ---------------------------
                                ASSETS                                                    1996           1995
                                                                                      ------------   ------------

Plant, Property and Equipment, at cost:
   Gas pipeline...................................................................    $  1,134,592   $  1,061,497
   Gas and oil properties, at full-cost...........................................         125,024        138,067
                                                                                      ------------   ------------
                                                                                         1,259,616      1,199,564

   Accumulated depreciation, depletion and amortization...........................         676,873        658,327
                                                                                      ------------   ------------
                                                                                           582,743        541,237
                                                                                      ------------   ------------

Current Assets:
   Cash...........................................................................             539            883
   Notes receivable from affiliates...............................................         139,390        209,449
   Receivables....................................................................          51,961         44,518
   Receivables from affiliates....................................................          51,056         12,335
   Inventories....................................................................           9,671          9,494
   Prepaid expenses...............................................................             417            280
   Current portion of deferred income taxes.......................................          26,782         25,359
                                                                                      ------------   ------------
                                                                                           279,816        302,318
                                                                                      ------------   ------------

Other Assets:
   Investments in affiliates......................................................          41,056            114
   Other deferred charges.........................................................           5,307         17,779
                                                                                      ------------   ------------
                                                                                            46,363         17,893
                                                                                      ------------   ------------

                                                                                      $    908,922   $    861,448
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                              December 31,
                                                                                      ---------------------------
                 STOCKHOLDER'S EQUITY AND LIABILITIES                                     1996           1995
                                                                                      ------------   ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value.......................................    $     27,561   $     27,561
   Additional paid-in capital.....................................................          19,037         19,035
   Retained earnings..............................................................         370,054        413,212
                                                                                      ------------   ------------
                                                                                           416,652        459,808
                                                                                      ------------   ------------

Mandatory Redemption Preferred Stock, $100 par value, authorized 550,000 shares:
      5.50% Series................................................................               -            556
                                                                                      ------------   ------------

Debt:
   Long-term debt.................................................................         229,373        179,299
                                                                                      ------------   ------------

Current Liabilities:
   Accounts payable and accrued expenses..........................................         132,641        115,599
   Accounts payable to affiliates.................................................          25,356         11,352
   Taxes on income................................................................          13,162          1,594
                                                                                      ------------   ------------
                                                                                           171,159        128,545
                                                                                      ------------   ------------

Deferred Credits:
   Deferred income taxes..........................................................          85,849         88,298
   Other..........................................................................           5,889          4,942
                                                                                      ------------   ------------
                                                                                            91,738         93,240
                                                                                      ------------   ------------

                                                                                      $    908,922   $    861,448
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1996        1995         1994
                                                                              ----------  ----------   ---------

Revenues:
   Operating revenues:
      Nonaffiliates.......................................................    $  338,824  $  332,963   $ 324,765
      Affiliates..........................................................        73,653      49,237      61,788
                                                                              ----------  ----------   ---------
                                                                                 412,477     382,200     386,553
   Other income-net.......................................................        12,987      14,331       8,735
                                                                              ----------  ----------   ---------
                                                                                 425,464     396,531     395,288
                                                                              ----------  ----------   ---------
Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.......................................................        75,129      39,540      46,729
      Affiliates..........................................................         5,102       4,591       6,292
                                                                              ----------  ----------   ---------
                                                                                  80,231      44,131      53,021
   Operation and maintenance..............................................       160,708     163,832     160,487
   Depreciation, depletion and amortization...............................        42,301      39,037      41,655
   Interest expense.......................................................        18,861      18,092      18,932
   Taxes on income........................................................        41,305      43,723      42,686
                                                                              ----------  ----------   ---------
                                                                                 343,406     308,815     316,781
                                                                              ----------  ----------   ---------

Earnings before Extraordinary Item........................................    $   82,058  $   87,716   $  78,507
Extraordinary Item - Loss from Discontinuance of FAS 71,
   Net of Income Taxes....................................................        (6,301)          -           -
                                                                              ----------  ----------   ---------
Net Earnings..............................................................    $   75,757  $   87,716   $  78,507
                                                                              ==========  ==========   =========


                 STATEMENT OF CONSOLIDATED RETAINED EARNINGS AND
                           ADDITIONAL PAID-IN CAPITAL
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1996        1995         1994
                                                                              ----------  ----------   ---------

Retained Earnings:
Beginning balance.........................................................    $  413,212  $  364,827   $ 311,451
   Net earnings...........................................................        75,757      87,716      78,507

   Less dividends:
      Preferred stock:
         5.50% Series.....................................................            15          31          31
      Common stock........................................................       118,900      39,300      25,100
                                                                              ----------  ----------   ---------
                                                                                 118,915      39,331      25,131
                                                                              ----------  ----------   ---------

Ending balance............................................................    $  370,054  $  413,212   $ 364,827
                                                                              ==========  ==========   =========

Additional Paid-In Capital:
Beginning balance.........................................................    $   19,035  $   19,035   $  19,035
   Gain on redemption of preferred stock..................................             2           -           -
                                                                              ----------  ----------   ---------

Ending balance............................................................    $   19,037  $   19,035   $  19,035
                                                                              ==========  ==========   =========

                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                                 1996        1995         1994
                                                                              ----------  ----------   ---------

Net Cash Flow From Operating Activities:
   Earnings before extraordinary item.....................................    $   82,058  $   87,716   $  78,507
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization............................        42,301      39,037      41,655
      Deferred income taxes...............................................           216      21,602     (17,002)
      Producer contract reformation cost recoveries.......................           135         140       3,056
      Other...............................................................         6,716       3,821       8,511
   Working capital and other  changes,  excluding  changes  relating to cash and non-operating activities:
      Receivables.........................................................        (7,443)     73,835      54,434
      Receivables from affiliates.........................................       (38,721)     13,571      14,821
      Inventories.........................................................          (177)       (340)        391
      Prepaid expenses....................................................          (137)        348         351
      Accounts payable and accrued expenses...............................        17,042    (132,688)     14,485
      Accounts payable to affiliates......................................        14,004      (3,029)    (21,203)
      Taxes on income.....................................................        11,568     (17,419)     17,738
                                                                              ----------  ----------   ---------

                                                                                 127,562      86,594     195,744
                                                                              ----------  ----------   ---------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.............................       (95,597)    (58,716)    (52,263)
   Proceeds from sale of plant, property and equipment....................         7,934       1,756       1,187
   Investments in affiliates..............................................       (40,942)     (1,341)      1,226
   Net (increase) decrease in notes receivable from affiliates............        70,059      11,254    (113,250)
   Gas supply prepayments and settlements.................................             -         (12)        (28)
   Recovery of gas supply prepayments.....................................           109         314         375
                                                                              ----------  ----------   ---------

                                                                                 (58,437)    (46,745)   (162,753)
                                                                              ----------  ----------   ---------

Cash Flow from Financing Activities:
   Redemption of preferred stock..........................................          (556)          -           -
   Gain on redemption of preferred stock..................................             2           -           -
   Proceeds from long-term debt issue.....................................        50,000           -           -
   Preferred dividends paid...............................................           (15)        (38)        (23)
   Common dividends paid..................................................      (118,900)    (39,300)    (33,300)
                                                                              ----------  ----------   ---------

                                                                                 (69,469)    (39,338)    (33,323)
                                                                              ----------  ----------   ---------

Net Increase (Decrease) in Cash...........................................          (344)        511        (332)

Cash at Beginning of Year.................................................           883         372         704
                                                                              ----------  ----------   ---------

Cash at End of Year.......................................................    $      539  $      883   $     372
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

     The Company is regulated by, and subject to, the regulations and accounting procedures of the FERC and has historically followed the reporting and accounting requirements of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, Colorado discontinued the application of FAS 71. Additional information is set forth in
Note 10 of Notes to Consolidated Financial Statements included herein.

- Principles of Consolidation

     The Consolidated  Financial  Statements include the accounts of the Company
and  its   subsidiaries   after   eliminating   all   significant   intercompany
transactions.

- Statement of Cash Flows

     For purposes of this Statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of amounts capitalized, of $18.6 million, $19.3 million and $17.5 million in 1996, 1995 and 1994, respectively. Cash payments for income taxes amounted to $29.1 million, $39.5 million and $41.9 million in 1996, 1995 and 1994, respectively.

- Inventories

     Materials and supplies inventories are carried principally at average cost.

- Plant, Property and Equipment

     Property additions and betterments are capitalized at cost. In accordance with accounting requirements of the FERC, an allowance for equity and borrowed funds used during construction ("AFUDC") is included in the cost of the natural gas segment's additions and betterments. This cost amounted to $1.2 million, $.9 million and $1.9 million in 1996, 1995 and 1994, respectively. Effective
November 1, 1996, the Company discontinued the application of FAS 71 and no longer capitalizes equity costs. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

     The Company generally provides for depreciation on a straight-line basis with rates that vary by type of property. The depreciation rates for production and gathering, products extraction, storage and transmission plant are 1.55%, 3.85%, 2.90% and 2.60%, respectively. Depreciation, depletion and amortization of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for depreciation, depletion and amortization is determined by dividing the total unrecovered carrying value of gas and oil properties plus estimated future development costs by the estimated proved reserves included therein, as estimated by an independent engineer. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.88 for the year 1996, $.89 for the year 1995 and $.96 for the year 1994. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to depreciation, depletion and amortization expense. No such charge was required in the periods presented.

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

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. The application of the new standard, which does not apply to costs capitalized pursuant to the full-cost method, did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

- New Accounting Standards

     The FASB has issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"), to be effective in 1997. Under FAS 125, which uses a "financial-components approach," an entity recognizes the financial assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The application of the new standard is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows in 1997.

     The Accounting Standards Executive Committee of the AICPA issued Statement of Position 96-1 ("SOP 96-1") on Environmental Remediation Liabilities to be effective in 1997. SOP 96-1 provides additional guidance on accrual measurement and the disclosure of environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

- Reclassification of Prior Period Statements

     Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows.

2. Long-Term Debt

     Balances at December 31 were as follows (thousands of dollars):

                                                                                               1996        1995
                                                                                            ---------    --------

      10% Senior Debentures, due 2005...................................................    $ 179,373   $ 179,299
      Senior Term Loan, due 1999........................................................       50,000           -
                                                                                            ---------   ---------
                                                                                            $ 229,373   $ 179,299
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

     Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of one of the Company's debt instruments. As of December 31, 1996, the Company could incur approximately $403.9 million of additional indebtedness.

3. Common Stock and Other Stockholders' Equity

     All of the Company's common stock is owned by Coastal Natural Gas.

     At December 31, 1996, $269.3 million of retained earnings were available for dividends on common stock.

4. Mandatory Redemption Preferred Stock

     All of the remaining shares of the Company's mandatory Redemption Preferred Stock were redeemed on July 31, 1996 at par value.

5. Fair Value of Financial Instruments

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                             December 31, 1996              December 31, 1995
                                                        --------------------------      -------------------------
                                                        Carrying           Fair         Carrying          Fair
                                                         Amount            Value         Amount           Value
                                                        --------         ---------      --------        ---------
                                                                          (Thousands of Dollars)

      Financial assets:
         Cash.......................................   $       539     $       539    $       883      $      883
         Notes receivable from affiliates...........       139,390         139,390        209,449         209,449
      Financial liabilities:
         Long-term debt.............................       229,373         264,600        179,299         223,819
         Mandatory redemption preferred stock.......             -               -            556             556

     The carrying values of cash and notes receivable from affiliates are reasonable estimates of their fair values. The estimated value of the Company's long-term debt and mandatory redemption preferred stock is based on interest rates at December 31, 1996 and 1995, respectively, for new issues with similar remaining maturities.

6. Taxes On Income

     Provisions for income taxes (benefits) before extraordinary item are composed of the following (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

      Current Income Taxes:
         Federal.............................................................    $ 39,127    $ 22,406    $ 54,194
         State...............................................................       1,962        (285)      5,494
                                                                                 --------    --------    --------
                                                                                   41,089      22,121      59,688
                                                                                 --------    --------    --------

      Deferred Income Taxes:
         Federal.............................................................          87      19,328     (15,439)
         State...............................................................         129       2,274      (1,563)
                                                                                 --------    --------    --------
                                                                                      216      21,602     (17,002)
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 41,305    $ 43,723    $ 42,686
                                                                                 ========    ========    ========

     Coastal and the Internal Revenue Service ("IRS") Appeals Office have concluded a tentative settlement of all adjustments proposed through early 1997 to federal income tax returns filed for the years 1985 through 1987. Coastal's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of Coastal's federal income tax returns for 1991, 1992 and 1993 is expected to begin in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

     Provisions for federal income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

      Tax expense computed by applying the U.S. federal income
         tax rate of 35%.....................................................    $ 43,177    $ 45,992    $ 42,407

      Increases (reductions) in taxes resulting from:
         State income tax cost...............................................       1,359       1,293       2,556
         Tight sands gas credit..............................................      (2,586)     (2,896)     (4,344)
         Other...............................................................        (645)       (666)      2,067
                                                                                  -------    --------    --------

      Taxes on Income........................................................    $ 41,305    $ 43,723    $ 42,686
                                                                                 ========    ========    ========

     Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (thousands of dollars):

                                                                                                  December 31,
                                                                                             ---------------------
                                                                                               1996        1995
                                                                                             --------    ---------

      Excess of book basis over tax basis of plant, property and equipment...............    $ 88,417    $  86,920
      AFUDC equity income tax gross-up pursuant to FAS No. 109...........................           -        1,786
      Other..............................................................................      (2,568)        (408)
                                                                                             --------    ---------
          Deferred tax liabilities.......................................................      85,849       88,298
                                                                                             --------    ---------

      Provisions for rate refunds and contested claims...................................     (19,756)     (20,413)
      Accrued expenses...................................................................      (4,236)      (4,714)
      Other..............................................................................      (2,790)        (232)
                                                                                             --------    ---------
          Deferred tax assets............................................................     (26,782)     (25,359)
                                                                                             --------    ---------

          Deferred income taxes..........................................................    $ 59,067    $  62,939
                                                                                             ========    =========

7. Benefit Plans

     The Company participates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1996, the Plan did not have an unfunded accumulated benefit obligation. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employment Retirement Income Security Act of 1974, as amended. Colorado made no contributions to the Plan for 1996, 1995 or 1994. Assets of the Plan are not segregated or restricted by participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

     In 1995, the Company offered an early retirement incentive program to all of its eligible employees, (age 55 before January 1, 1996 and having five or more years of service before January 1, 1996), who were employed through December 31, 1995. All benefits provided under this program are being funded by the Plan and did not have a material impact on the Company's consolidated cash flow or financial position.

     The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to approximately $2.5 million for each of the years 1996 and 1995 and $2.8 million for 1994.

     The Company provides certain health care and life insurance benefits for retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred and were fully amortized as of October 31, 1996. Effective November 1, 1996, such costs will no longer be deferred as a result of the Company's discontinuing application of FAS 71.

     The following tables set forth the accumulated postretirement benefit asset recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1996 and 1995 and the benefit cost for the years ended December 31, 1996, 1995 and 1994 (millions of dollars):

                                                                                                 December 31,
                                                                                            ---------------------
                                                                                              1996         1995
                                                                                            --------     --------

      Accumulated postretirement benefit obligation:

           Retirees......................................................................   $  (10.9)    $  (11.3)
           Fully eligible plan participants..............................................          -          (.3)
           Other active plan participants................................................       (3.9)        (6.4)
                                                                                            --------     --------
                                                                                               (14.8)       (18.0)

      Plan assets at fair value..........................................................        5.9          5.9
                                                                                            --------     --------

      Accumulated postretirement benefit obligation in excess of plan assets.............       (8.9)       (12.1)
      Unrecognized net transition obligation.............................................       13.9         15.4
      Unrecognized net gain from past experience different from that assumed.............       (4.0)        (2.5)
                                                                                            --------     --------
      Postretirement benefit asset included in consolidated balance sheet................   $    1.0     $     .8
                                                                                            ========     ========


                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

      Net postretirement benefit cost consisted of the following components:

         Service cost - benefits earned during the period....................    $     .2    $     .3    $     .3
         Interest cost on accumulated postretirement benefit obligation......         1.0         1.2         1.2
         Amortization of transition obligation...............................          .9          .9          .9
         Return on assets, net of deferrals..................................         (.4)        (.3)        (.2)
         Deferred regulatory amount..........................................          .6         1.1         1.0
                                                                                 --------    --------    --------
         Net postretirement benefit cost.....................................    $    2.3    $    3.2    $    3.2
                                                                                 ========    ========    ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% in 1996, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.2% in 1995 and 12.0% in 1994. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately 3.2% and the net postretirement health care cost by approximately 3.0%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.50%.

8. Commitments

     The Company and its subsidiaries had rental expense of approximately $4.7 million, $5.0 million and $7.3 million in 1996, 1995 and 1994, respectively (excluding leases covering natural resources). The aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $3.3 million, $3.1 million, $3.0 million, $2.9 million and $2.8 million for the years 1997-2001, respectively, and $7.2 million thereafter.

     The Company has executed a service agreement with WIC, an affiliate, providing for the availability of pipeline transportation capacity through December 31, 2003. Under the service agreement, the Company is required to make minimum payments on a monthly basis. The estimated amounts of minimum annual payments are as follows (thousands of dollars):

             1997........................................  $  4,200
             1998........................................     3,700
             1999........................................     3,700
             2000........................................     3,600
             2001........................................     3,700
             Later years.................................     7,400

     The Company expensed approximately $4.7 million related to the minimum payments under this agreement in 1996.

     Colorado has executed precedent agreements with WIC and with Trailblazer Pipeline Company for 99 thousand and 10 thousand dekatherms per day of firm transportation capacity, respectively. Both agreements have a ten-year term. Colorado has undertaken these commitments in order to: 1) provide current and future customers of Colorado with direct access to points of delivery from these pipeline systems without the customer having to contract separately for and administer contracts on multiple pipeline systems; and 2) to enhance Colorado's own operational reliability across the portion of its pipeline system which generally parallels the WIC system. Colorado made the appropriate filings at the FERC to hold this capacity in late March 1996 and approval was granted on September 11, 1996.

9. Litigation and Regulatory Matters

- Litigation Matters

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

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including Colorado, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Colorado, together with the other pipeline defendant's, has filed a motion to dismiss.

     Other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

     Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all of the above claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

- Rate Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" ("Policy Statement") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy Statement, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy Statement, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy Statement, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually and to realign certain transportation services. On April 25, 1996, the FERC accepted the filing to become effective October 1, 1996, subject to refund. In the event that the case cannot be settled, a hearing before a FERC Administrative Law Judge is currently scheduled for late 1997.

     The FERC April 25, 1996 order also accepted tariff sheets filed by Colorado to establish its rights to enter into negotiated rates consistent with the negotiated rate Policy Statement. Colorado's tariff sheets became effective May 1, 1996, and continue to be effective despite the fact that certain parties have sought judicial review of the FERC's actions with respect to Colorado's negotiated rate provisions.

     On June 26, 1996, the FERC approved Colorado's request for authority to transfer to its subsidiary, CIGFS all of Colorado's gathering facilities except for those in the Panhandle Field. The transferred facilities had a net book value of approximately $42 million. The June 26, 1996 order further confirmed that the facilities transferred to CIGFS would be considered non-jurisdictional. The FERC issued a related order on September 26, 1996, accepting Colorado's filing under Section 4 of the NGA confirming that Colorado no longer offered gathering services through the transferred facilities. The FERC orders accepting Colorado's spin-down and related Section 4 filings were not appealed and are now final. Colorado completed the transfer to CIGFS effective October 1, 1996.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

10. Extraordinary Item

     The Company is subject to the regulations and accounting procedures of the FERC and has historically followed the reporting and accounting requirements of FAS 71. FAS 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As a result of FERC Order 636 (which unbundled pipeline services giving customers more options for transporting their gas), the effect of discounted rates, and new competitive developments on the horizon, the Company has concluded that the competitive environment is no longer consistent with the form of regulation contemplated by FAS 71. Accordingly, effective November 1, 1996, the Company has ceased to apply the provision of FAS 71 to its transactions and balances, which accounting change has been implemented pursuant to the guidance contained in FAS 101, "Regulated Enterprises - Accounting for the

Discontinuance of Application of FASB Statement No. 71." The Company believes this accounting change will result in financial reporting which better reflects the results of operations in the economic environment in which the Company now operates.

     This accounting change has resulted in the elimination from the Consolidated Balance Sheet of the effects of actions of regulators, which effects have been recognized as regulatory assets and liabilities recorded pursuant to FAS 71, and the revaluation of certain other assets. The impact of these changes was a charge to earnings of $6.3 million, net of related income taxes of $(1.5) million, and is shown as an extraordinary item in the Statement of Consolidated Earnings. The charge to earnings was noncash and will have no direct effect on the Company's ability to include the underlying deferred items in future rates proceedings or on its ability to collect the rates set thereby.

11. Quarterly Results of Operations (Unaudited)

     The results of operations by quarter for the years ended December 31, 1996 and 1995 were (thousands of dollars):

                                                                                 1996 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------     --------   ---------    --------

      Revenues.................................................   $ 116,575   $   92,427  $  106,392   $ 110,070
      Cost of gas sold.........................................      18,375       10,785      20,736      30,335
                                                                  ---------    ---------  ----------   ---------
         Revenues less cost of gas sold........................      98,200       81,642      85,656      79,735
      Other costs and expenses.................................      66,235       63,233      68,297      65,410
                                                                  ---------    ---------  ----------   ---------
      Earnings before extraordinary item.......................      31,965       18,409      17,359      14,325
      Extraordinary item-loss from discontinuance of
         FAS 71................................................           -            -           -      (6,301)
                                                                  ---------    ---------  ----------   ---------
         Net earnings..........................................   $  31,965   $   18,409  $   17,359   $   8,024
                                                                  =========   ==========  ==========   =========


                                                                                 1995 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------     --------   ---------    --------

      Revenues.................................................   $ 106,984   $   92,944  $   92,557   $ 104,046
      Cost of gas sold.........................................      10,975        9,576       9,652      13,928
                                                                  ---------    ---------  ----------   ---------
         Revenues less cost of gas sold........................      96,009       83,368      82,905      90,118
      Other costs and expenses.................................      67,748       66,648      64,482      65,806
                                                                  ---------    ---------  ----------   ---------
         Net earnings..........................................   $  28,261   $   16,720  $   18,423   $  24,312
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

     The Company's operating revenues and operating profit (loss) for the years ended December 31, 1996, 1995 and 1994, and identifiable assets as of December 31, 1996, 1995 and 1994, by segment, are shown below (thousands of dollars):

                                                                                  Operating
                                                               Operating           Profit          Identifiable
                                                               Revenues            (Loss)             Assets
                                                            --------------     --------------     --------------

1996
----

   Natural gas............................................  $      400,423     $      131,645     $      880,807
   Exploration and production.............................          20,273              3,001             28,115
   Adjustments and eliminations...........................          (8,219)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         412,477            134,646            908,922
   Other income-net.......................................          12,987             12,988                  -
   Corporate general and administrative expenses..........               -             (5,410)                 -
   Interest...............................................               -            (18,861)                 -
   Income taxes...........................................               -            (41,305)                 -
   Extraordinary item.....................................               -             (6,301)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      425,464     $       75,757     $      908,922
                                                            ==============     ==============     ==============

1995
----

   Natural gas............................................  $      374,273     $      143,598     $      823,013
   Exploration and production.............................          13,064             (3,524)            38,435
   Adjustments and eliminations...........................          (5,137)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         382,200            140,074            861,448
   Other income-net.......................................          14,331             14,331                  -
   Corporate general and administrative expenses..........               -             (4,874)                 -
   Interest...............................................               -            (18,092)                 -
   Income taxes...........................................               -            (43,723)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      396,531     $       87,716     $      861,448
                                                            ==============     ==============     ==============

1994
----

   Natural gas............................................  $      368,604     $      132,355     $      914,195
   Exploration and production.............................          26,198              4,086             47,916
   Adjustments and eliminations...........................          (8,249)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         386,553            136,441            962,111
   Other income-net.......................................           8,735              8,735                  -
   Corporate general and administrative expenses..........               -             (5,051)                 -
   Interest...............................................               -            (18,932)                 -
   Income taxes...........................................               -            (42,686)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      395,288     $       78,507     $      962,111
                                                            ==============     ==============     ==============

     Capital expenditures and depreciation, depletion and amortization expense by segment for the years ended December 31, 1996, 1995 and 1994, were (thousands of dollars):

                                                                                          Depreciation,
                                                                                          Depletion and
                                                                        Capital           Amortization
              Segment                                                Expenditures            Expense
              -------                                                ------------         -------------

      1996
      ----

      Natural gas.................................................     $   90,392           $  30,851
      Exploration and production..................................          5,205              11,450

      1995
      ----

      Natural gas.................................................     $   55,017           $  29,182
      Exploration and production..................................          3,699               9,855

      1994
      ----

      Natural gas.................................................     $   45,218           $  26,980
      Exploration and production..................................          7,045              14,675

     Revenues from sales and transportation of natural gas to individual customers amounting to 10% or more of the Company's consolidated revenues were as indicated below:

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                  1996        1995         1994
                                                                               ----------   ---------   ---------

      Public Service Company of Colorado

         Amount (thousands of dollars).......................................  $  167,222   $ 160,523   $ 198,002
                                                                               ==========   =========   =========

         Percent.............................................................         39%         40%         50%
                                                                               ==========   =========   =========

     Revenues from sales and transportation of natural gas to any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1996, 1995 and 1994. The Company does not have any foreign operations.

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

13. Transactions with Affiliates

     The Statement of Consolidated Earnings includes the following major transactions with affiliates (thousands of dollars):

                                                           1996                  1995                  1994
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------

Revenues
   Gathering and Transportation -
      Coastal Chem, Inc..........................   $  2,281      1.2%    $  2,005      1.0%    $  2,522     1.3%
      Coastal Gas Marketing Company..............      8,268      4.2        9,257      4.6       10,582     5.4
      Coastal Oil & Gas Corporation .............      2,521      1.3        2,439      1.2        6,753     3.5
      CIG Resources Company<F1>..................      3,440      1.8            -        -            -       -

   Gas Sales -
      Coastal Gas Marketing Company..............   $  7,295      4.5%    $  6,348      5.1%    $  9,607     7.0%
      CIG Resources Company<F2>..................      9,429      5.9          323      0.3            -       -

   Extracted Products and Gas Processing -
      Coastal Refining & Marketing, Inc..........   $ 24,791     92.5%    $ 26,047     97.6%    $ 28,991    96.0%
      Coastal States Trading, Inc.<F3>...........          -        -          351      1.3          923     3.1
      Coastal Field Services Company<F4>.........      1,461      5.4            -        -            -       -

   Incidental Gasoline, Oil and Condensate
   Sales -
      Coastal Refining & Marketing, Inc..........   $  1,473     29.1%    $  1,348     35.0%    $    857    23.5%
      Coastal States Trading, Inc................      1,294     25.5        1,342     34.8        1,185    32.5

   Contract Storage -
      Coastal Gas Marketing Company<F5>..........   $      -        -%    $      -        -%    $    456     4.6%

   Natural Gas Production -
      Coastal Gas Marketing Company..............   $  6,878     33.9%    $  5,671     43.4%    $  9,100    34.7%
      Coastal States Trading, Inc................        268      1.3          241      1.8           16     0.1

   Miscellaneous -
      Coastal Refining & Marketing, Inc..........   $    210     10.6%    $    285     11.2%    $    194    10.3%

Costs and Expenses
   Gas Purchases -
      Coastal Gas Marketing Company..............   $    258       .2%    $  1,345      1.9%    $  1,582     1.7%
      Coastal Limited Ventures, Inc.<F6>.........        290       .2            -        -          205      .2
      Coastal Oil & Gas Corporation..............      6,077      5.8        3,156      4.5        4,505     4.9

   Gathering, Transportation and Compression -
      WIC........................................   $  4,778     67.3%    $  4,425     55.6%    $  4,934    55.3%
      ANR Pipeline Company<F7>...................        766     10.8          178      2.2            -       -


    <F1>  The 1995 amount was immaterial and 1994 had no activity.
    <F2>  1994 had no activity.
    <F3>  The 1996 amount was immaterial.
    <F4>  1995 and 1994 had no activity.
    <F5>  The 1996 and 1995 amounts were immaterial.
    <F6>  The 1995 amount was immaterial.
    <F7>  The 1994 amount was immaterial.

     Services provided by the Company at cost for affiliated companies were $7.0 million for 1996, $5.9 million for 1995 and $8.3 million for 1994. Services provided by affiliated companies for the Company at cost were $8.2 million for 1996, $7.6 million for 1995 and $7.7 million for 1994. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing/operating of facilities and general and administrative functions. Such costs are allocated using a three factor formula consisting of revenue, property and payroll, or other methods which have been applied on a reasonable and consistent basis.

     In 1989, the Company entered into two separate five-year lease agreements with ANR Western Storage Company, an affiliate, for the rental of certain pipeline facilities. Under the conditions of the lease agreements, the terms are automatically extended at the option of the Company. Rental expense of approximately $.9 million for 1996, $1.3 million in 1995 and $1.4 million in 1994 was recorded in conjunction with the terms of the lease agreements. The lease was terminated in 1996 and the related facilities were purchased by the Company.

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1996, the Company had advanced $139.4 million to associated companies at a market rate of interest. Such amount is repayable on demand.

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     Reserves, capitalized costs, costs incurred in oil and gas acquisition, exploration and development activities, results of operations and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas system reserves and the related standardized measure of discounted future net cash flows are presented separately for natural gas operations. All reserves are located in the United States. Most of the Company-owned gas reserves are dedicated to Colorado's system.

Estimated Quantities of Proved Reserves
                                                             Natural Gas           Exploration
      Company-Owned Reserves                                   System            and Production
      ----------------------                                 -----------   --------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                             -----------   ---------      -----------     -----

      Natural Gas (MMcf):
      -----------------

           1996.............................................   267,927         74,963       39,803        382,693
           1995.............................................   302,420         66,282        7,090        375,792
           1994.............................................   334,597         76,917        2,598        414,112

      Oil, Condensate and Natural Gas Liquids (000 barrels):
      -----------------------------------------------------

           1996.............................................       391            427          282          1,100
           1995.............................................       126            323           36            485
           1994.............................................        11            409            3            423

     Changes in proved reserves since the end of 1993 are shown in the following table:

                                                           Natural Gas                 Oil, Condensate and NGL
                                                             (MMcf)                         (000 barrels)
                                                     --------------------------       -------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                System         Production        System        Production
---------------------                                -------        ----------        -------       -----------

Total, end of 1993..............................     379,795           95,993               7             411
                                                     -------          -------         -------         -------
Production during 1994..........................     (46,288)         (14,758)             (1)            (81)
Extensions and discoveries......................           -            5,304               -              58
Acquisitions....................................           -                -               -               -
Revisions of previous quantity estimates and
 other..........................................       1,090           (7,024)              5              24
                                                     -------          -------         -------         -------
Total, end of 1994..............................     334,597           79,515              11             412
                                                     -------          -------         -------         -------
Production during 1995..........................     (41,638)         (10,703)            (16)            (67)
Extensions and discoveries......................           -            2,749               -              45
Acquisitions....................................           -              522             118               2
Revisions of previous quantity estimates and
 other..........................................       9,461            1,289              13             (33)
                                                     -------          -------         -------         -------
Total, end of 1995..............................     302,420           73,372             126             359
                                                     -------          -------         -------         -------
Production during 1996..........................     (39,405)         (12,304)            (23)           (115)
Extensions and discoveries......................         264           38,714             265             320
Acquisitions....................................           -            1,100               -              10
Sales of reserves in-place......................           -           (1,580)              -             (21)
Revisions of previous quantity estimates and
 other..........................................       4,648           15,464              23             156
                                                     -------          -------         -------         -------
Total, end of 1996..............................     267,927          114,766             391             709
                                                     =======          =======         =======         =======

     Total proved reserves for the natural gas system exclude storage gas and liquids volumes. The natural gas system storage gas volumes are 38,842, 39,215 and 39,984 MMcf and storage liquids volumes are approximately 192,000, 138,000 and 172,000 barrels at December 31, 1996, 1995 and 1994, respectively. Volumes are based on Huddleston's report and include estimates which differ slightly from actuals.


Capitalized Costs Relating to Exploration and Production Activities
(thousands of dollars)

                                                                                               December 31,
                                                                                         -------------------------
                                                                                            1996          1995
                                                                                         ----------    -----------

Proved and Unproved Properties
------------------------------

Proved Properties...................................................................    $   124,368    $   137,606
Unproved Properties.................................................................            656            461
                                                                                        -----------    -----------
                                                                                            125,024        138,067
Accumulated depreciation, depletion and amortization................................       (101,080)      (104,249)
                                                                                        -----------    -----------
                                                                                        $    23,944    $    33,818
                                                                                        ===========    ===========

     The Company follows the full-cost method of accounting for oil and gas properties.


Costs Excluded from Amortization
(thousands of dollars)

      The following table summarizes the costs related to unevaluated properties which are excluded from amounts subject to amortization at December 31, 1996.
The Company regularly evaluates these costs to determine whether impairment has occurred.

                                                                            Years Costs Incurred
                                             ---------------------------------------------------------------------
                                                                                                          Prior
                                                 Total         1996           1995          1994         to 1994
                                             -----------    -----------   -----------   -----------    -----------

Property Acquisition......................   $         2    $         2   $         -   $         -    $         -
Exploration...............................            84             65            19             -              -
                                             -----------    -----------   -----------   -----------    -----------
                                             $        86    $        67   $        19   $         -    $         -
                                             ===========    ===========   ===========   ===========    ===========


Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities
(thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

Property acquisition costs:
      Proved.................................................................    $     51    $    436    $      5
      Unproved...............................................................           2           -           -
Exploration costs............................................................         107          40         323
Development costs............................................................       5,040       3,200       6,717

Results of Operations for Exploration and Production Activities
(thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

Revenues:
   Sales.....................................................................    $  1,994    $  2,313    $  4,167
   Transfers.................................................................      17,256      10,799      21,984
                                                                                 --------    --------    --------
      Total..................................................................      19,250      13,112      26,151

Production costs.............................................................      (4,606)     (5,022)     (5,627)
Operating expenses...........................................................      (1,215)     (1,710)     (1,810)
Depreciation, depletion and amortization.....................................     (11,450)     (9,855)    (14,675)
                                                                                 --------    --------    --------
                                                                                    1,979      (3,475)      4,039

Income tax benefit ..........................................................       1,893       4,112       2,930
                                                                                 --------    --------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $  3,872    $    637    $  6,969
                                                                                 ========    ========    ========

      The average amortization rate per equivalent Mcf was $0.88 in 1996, $0.89 in 1995 and $0.96 in 1994.


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

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by recent declines in both natural gas and crude oil prices, may be subject to material future revisions (thousands of dollars):

                                                               Year Ended December 31,
                                ---------------------------------------------------------------------------------
                                         1996                         1995                        1994
                                ------------------------     -----------------------      -----------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 System      Production      System      Production       System      Production
                                --------     -----------     -------     ------------     -------     -----------

Future cash inflows..........  $   430,290   $   440,567   $   286,853   $   104,369   $   235,101   $   133,850
Future production and
   development costs.........      (85,619)     (139,864)      (82,282)      (49,586)      (65,388)      (51,623)
Future income tax expenses...     (117,047)      (93,337)      (68,163)       (6,872)      (57,958)      (13,339)
                               -----------   -----------   -----------    ----------    ----------   -----------
Future net cash flows........      227,624       207,366       136,408        47,911       111,755        68,888
10% annual discount for
   estimated timing of cash
   flows.....................      (87,979)      (88,165)      (61,368)      (14,278)      (43,983)      (22,358)
                                -----------   -----------   -----------    ----------    ----------   -----------
Standardized measure of
   discounted future net
   cash flows................  $   139,645   $   119,201   $    75,040   $    33,633   $    67,772   $    46,530
                               ===========   ===========   ===========   ===========   ===========   ===========

     Principal sources of change in the standardized measure of discounted future net cash flows during each year are as follows (thousands of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1996                         1995                        1994
                               -------------------------   -------------------------    -------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 System      Production      System      Production       System      Production
                               -----------   -----------   -----------    ----------    ----------   -----------

Sales and transfers, net of
   production costs..........  $   (44,992)  $   (14,644)  $   (30,580)  $    (7,726)  $   (39,272)  $   (18,115)
Net changes in prices and
   production costs..........       94,990        73,599        45,874       (10,302)      (15,493)      (31,746)
Extensions and discoveries...        3,548        48,073             -         1,149             -         3,597
Acquisitions.................            -         2,169           941           388             -             -
Sales of reserves in-place...            -        (1,668)            -             -             -             -
Development costs incurred
   during the period that
   reduced estimated future
   development costs.........            -           167             -           496             -         3,750
Revisions of previous quantity
   estimates, timing and other      38,935        22,054       (15,449)       (4,573)        1,449       (17,781)
Accretion of discount........        6,680         2,142         7,325         4,497        10,793         8,718
Net change in income taxes...      (34,556)      (46,324)         (843)        3,174        15,489        13,581
                               -----------   -----------   -----------   -----------   -----------   -----------
     Net change..............  $    64,605   $    85,568   $     7,268   $   (12,897)  $   (27,034)  $   (37,996)
                               ===========   ===========   ===========   ===========   ===========   ===========

     None of the amounts include any value for storage gas and liquids volumes, which were approximately 38.8 Bcf and 192 thousand barrels, respectively, at the end of 1996. Volumes are based on Huddleston's report and include estimates which differ slightly from actuals.

                                  EXHIBIT INDEX


Exhibit
Number                                 Document
------        -----------------------------------------------------------------

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

  (10)+ Agreement for Consulting Services between Colorado Interstate Gas Company and Harold Burrow dated January 1, 1996 (Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  (21)*       Subsidiaries of the Company.

  (23)*       Consent of Deloitte & Touche LLP.

  (24)*       Power of Attorney (included on signature pages herein).

  (27)*       Financial Data Schedule.

----------------------------------

Note:
      + Indicates documents incorporated by reference from prior filing indicated.
      *    Indicates documents filed herewith.