Form 10-Q
period 1997-03-31
COLORADO INTERSTATE GAS CO
filed 1997-05-12
CIK 200155

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                                                        OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

                           ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of April 30, 1997, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1996, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   March 31,        December 31,
                                     ASSETS                                         1997                1996
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Assets:
   Cash....................................................................    $           920     $          539
   Notes receivable from affiliates........................................            177,321            139,390
   Receivables.............................................................             50,490             51,961
   Receivables from affiliates.............................................             27,785             51,056
   Materials and supplies..................................................              9,624              9,671
   Prepaid expenses........................................................                172                417
   Current portion of deferred income taxes................................             29,036             26,782
                                                                               ---------------     --------------
                                                                                       295,348            279,816
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,146,531          1,134,592
   Gas and oil properties, at full-cost....................................            132,383            125,024
                                                                               ---------------     --------------
                                                                                     1,278,914          1,259,616

   Accumulated depreciation, depletion and amortization....................            693,008            676,873
                                                                               ---------------     --------------
                                                                                       585,906            582,743
                                                                               ---------------     --------------

Other Assets:
   Investments in affiliates...............................................             41,885             41,056
   Other deferred charges..................................................              4,963              5,307
                                                                               ---------------     --------------
                                                                                        46,848             46,363
                                                                               ---------------     --------------

                                                                               $       928,102     $      908,922
                                                                               ===============     ==============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1997                1996
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Accounts payable and accrued expenses...................................    $     127,406        $    132,641
   Accounts payable to affiliates..........................................           22,248              25,356
   Taxes on income.........................................................           17,375              13,162
                                                                               -------------        ------------
                                                                                     167,029             171,159
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          229,391             229,373
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................           87,973              85,849
   Other...................................................................            5,867               5,889
                                                                               -------------        ------------
                                                                                      93,840              91,738
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          391,244             370,054
                                                                               -------------        ------------
                                                                                     437,842             416,652
                                                                               -------------        ------------

                                                                               $     928,102        $    908,922
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.....................................................................    $  96,548   $ 100,268
      Affiliates........................................................................       21,885      13,103
                                                                                            ---------   ---------
                                                                                              118,433     113,371
   Other income - net...................................................................        2,376       3,435
                                                                                            ---------   ---------
                                                                                              120,809     116,806

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.....................................................................       27,503      17,762
      Affiliates........................................................................        2,292         613
                                                                                            ---------   ---------
                                                                                               29,795      18,375
   Operation and maintenance............................................................       41,403      35,917
   Depreciation, depletion and amortization.............................................       11,186      10,195
   Interest expense.....................................................................        5,585       4,459
   Taxes on income......................................................................       11,650      15,895
                                                                                            ---------   ---------
                                                                                               99,619      84,841

Net Earnings............................................................................    $  21,190   $  31,965
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1997            1996
                                                                                   ---------        ---------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ...............................................................    $  21,190        $ 31,965
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................       11,186          10,195
      Deferred income taxes....................................................       (1,142)          1,440
      Producer contract reformation cost recoveries............................            8              34
      Other....................................................................        1,837           1,379

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables...........................................................        1,471           2,375
         Receivables from affiliates...........................................       23,271          (4,556)
         Materials and supplies................................................           47             229
         Prepaid expenses......................................................          245             (35)
         Accounts payable and accrued expenses.................................       (5,235)         (6,406)
         Accounts payable to affiliates........................................       (3,108)         (2,312)
         Taxes on income.......................................................        4,213          14,254
                                                                                   ---------        --------
                                                                                      53,983          48,562
                                                                                   ---------        --------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment..................................       (8,296)        (10,832)
   Proceeds from sale of plant, property and equipment.........................           93             253
   (Increase) decrease in gas stored...........................................       (6,639)            411
   Investments in affiliates...................................................         (829)             (2)
   Net increase in notes receivable from affiliates............................      (37,931)        (39,017)
                                                                                   ---------        --------
                                                                                     (53,602)        (49,187)

Cash Flow from Financing Activities:
   Redemption of preferred stock...............................................            -             (85)
   Gain on redemption of preferred stock.......................................            -               2
   Preferred dividends paid....................................................            -              (8)
                                                                                   ---------        --------
                                                                                           -             (91)
                                                                                   ---------        --------

Net Increase (Decrease) in Cash................................................          381            (716)

Cash at Beginning of Period....................................................          539             883
                                                                                   ---------        --------

Cash at End of Period..........................................................    $     920        $    167
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

      The Company is regulated by, and subject to, the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC") and had historically followed the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, Colorado discontinued the application of FAS 71. This accounting change has no direct effect on either the Company's ability to include the deferred items in future rate proceedings or on its ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which it operates.

      Materials and supplies inventories are carried principally at average cost.

      The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      The Company adopted Statement of Position 96-1 on Environmental Remediation Liabilities in 1997. The application of the new statement is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: the Company made cash payments for interest and financing fees, net of amounts capitalized, of $.7 million for the three months ended March 31, 1997. The amount for the three months ended March 31, 1996 was immaterial. Cash payments for income taxes amounted to $8.6 million for the three months ended March 31, 1997 and $.1 million for the three months ended March 31, 1996.

2.    Income Taxes

      Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Current Income Taxes:
         Federal........................................................................    $  11,978   $  14,306
         State..........................................................................          814         149
                                                                                            ---------   ---------

                                                                                               12,792      14,455

      Deferred Income Taxes
         Federal........................................................................         (976)      1,222
         State..........................................................................         (166)        218
                                                                                            ---------   ---------
                                                                                               (1,142)      1,440

      Taxes on Income...................................................................    $  11,650   $  15,895
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

      A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including Colorado, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Colorado, together with the other pipeline defendants, filed a motion to dismiss. On March 27, 1997, the Court granted the motion and dismissed, without prejudice, the claims against the Company and most of the other pipeline defendants.

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

      Regulatory Matters

      On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated" rates (rates which could exceed the Company's "cost-based" rates) in certain circumstances subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. While certain parties have sought judicial review of the acceptance of the "negotiated rate" tariff provisions, those provisions are currently in effect although Colorado has so far not entered into any "negotiated rate" agreements under these provisions. With respect to the rate change and the transportation service realignment, a hearing is schedule for August 1997 in the event that the case cannot be settled.

      In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) but remanded to FERC, for further consideration, certain limited aspects of the Order, including the 20-year term established in Order 636 as the "cap" to be applied to evaluation of bids for renewal contracts on existing facilities. On remand in February 1997, the FERC reduced the term "cap" to five years. Colorado and others have sought rehearing of this change and on other aspects of the Order on remand. Colorado argued in its rehearing request inter alia that its FERC-approved settlement of its Order 636 compliance proceeding precludes applying this change to Colorado's existing contracts entered into pursuant to Colorado's FERC-approved tariff.

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

                         Liquidity and Capital Resources

      The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                       Twelve Months Ended
                                                                                    March 31,     December 31,
                                                                                      1997             1996
                                                                               -----------------  ------------
                                                                                   (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    140.3%           130.9%
      Total debt to total capitalization.........................................     34.4%            35.5%
      Times interest earned (before tax).........................................      6.4              7.5

      The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to working capital changes partially offset by decreased earnings. The decrease in the total debt to total capitalization ratio is due to increased retained earnings resulting from 1997 first quarter earnings. The decrease in the times interest earned ratio can be attributed to decreased earnings before tax.

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

                              Results of Operations

      The change in the Company's earnings for the three-month period ended March 31, 1997, in comparison to the corresponding period in 1996, is a result of the following:

      Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Natural gas..........................................................................    $ 115,616   $ 109,766
   Exploration and production...........................................................        8,832       4,988
   Adjustments and eliminations.........................................................       (6,015)     (1,383)
                                                                                            ---------   ---------

                                                                                            $ 118,433   $ 113,371
                                                                                            =========   =========

      Operating revenues from natural gas operations increased $5.9 million for the three months ended March 31, 1997 from the comparable 1996 period due to an $11.1 million increase related to average gas sales prices, a $3.5 million increase related to gas transportation rates, a $3.2 million increase resulting from increased gas sales volumes and other net increases of $.6 million, partially offset by a $9.8 million change in reservations and a decrease of $2.7 million resulting from reduced gathering volumes.

      The $3.8 million increase in exploration and production revenues is due primarily to $4.3 million resulting from increased average natural gas sales prices offset by net decreases of $.5 million.

      Other Income - Net. The decrease in 1997 from the comparable 1996 period is the result of decreased interest income from affiliates.

      Cost of Gas Sold. The $11.4 million increase in 1997 from the comparable period in 1996 is primarily the result of a $16.8 million increase due to average gas purchase rates and other increases of $.3 million partially offset by $4.5 million due to system balancing requirements and decreased gas purchase volumes of $1.2 million.

      Operation and Maintenance. The $5.5 million increase in 1997 from the comparable 1996 period is due to a $2.9 million increase in gas used in operations, a $1.3 million increase in materials and supplies expenses, a $.8 million increase in professional and outside services and other increases of $.5 million.

      Depreciation, Depletion and Amortization. The $1.0 million increase for the 1997 period compared to the same period in 1996 is a result of a $.7 million increase in the natural gas segment related to increased depreciable plant and $.3 million related to increased production volumes in the exploration and production segment.

      Operating Profit. The operating profit by segment was as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Natural gas..........................................................................    $  33,429   $  49,437
   Exploration and production...........................................................        3,971         607
                                                                                            ---------   ---------
                                                                                            $  37,400   $  50,044
                                                                                            =========   =========

      The natural gas segment's operating profit decreased by $16.0 million for the three months ended March 31, 1997 due largely to increased gas purchase costs of $16.8 million resulting primarily from higher average rates and increased operations and maintenance costs of $5.3 million partially offset by increased operating revenues of $5.9 million due mainly to increased average sales prices and other miscellaneous net increases of $.2 million.

      The operating profit for the exploration and production segment increased by $3.4 million primarily as a result of a $3.8 million increase in operating revenues due largely to increased natural gas sales prices partially offset by increases in operating and maintenance and depreciation expenses.

      Interest Expense. The increase in 1997 from the comparable 1996 period is due primarily to interest on a $50 million senior term loan, due 1999, which was entered into August 27, 1996.

      Taxes on Income. The income tax decrease in 1997 from the comparable 1996 period is due primarily to decreased earnings before income taxes.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COLORADO INTERSTATE GAS COMPANY
                                                   (Registrant)



Date:  May 12, 1997           By:                    DAN A. HOMEC
                                 ----------------------------------------------
                                                     Dan A. Homec
                                               Assistant Vice President
                                                    and Controller
                                              (As Authorized Officer and
                                               Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                     Description
--------------------------------------------------------------------------------
   27                Financial Data Schedule