Form 10-Q
period 1997-06-30
COLORADO INTERSTATE GAS CO
filed 1997-08-12
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1997, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1997                1996
                                                                               ---------------     --------------
                                                                                 (Unaudited)

Current Assets:
   Cash....................................................................    $           427     $          539
   Notes receivable from affiliates........................................            231,835            139,390
   Receivables.............................................................             55,897             51,961
   Receivables from affiliates.............................................             26,943             51,056
   Materials and supplies..................................................              9,292              9,671
   Prepaid expenses........................................................                172                417
   Current portion of deferred income taxes................................             31,464             26,782
                                                                               ---------------     --------------
                                                                                       356,030            279,816
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,158,239          1,134,592
   Gas and oil properties, at full-cost....................................            131,039            125,024
                                                                               ---------------     --------------
                                                                                     1,289,278          1,259,616

   Accumulated depreciation, depletion and amortization....................            699,649            676,873
                                                                               ---------------     --------------
                                                                                       589,629            582,743
                                                                               ---------------     --------------

Other Assets:
   Investments.............................................................             43,309             41,056
   Other deferred charges..................................................              5,971              5,307
                                                                               ---------------     --------------
                                                                                        49,280             46,363
                                                                               ---------------     --------------

                                                                               $       994,939     $      908,922
                                                                               ===============     ==============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                  June 30,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                         1997                1996
                                                                               --------------     --------------
                                                                                 (Unaudited)

Current Liabilities:
   Accounts payable and accrued expenses...................................    $     133,770        $    132,641
   Accounts payable to affiliates..........................................           20,929              25,356
   Taxes on income.........................................................           10,365              13,162
                                                                               -------------        ------------
                                                                                     165,064             171,159
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,410             229,373
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................           90,472              85,849
   Other...................................................................            6,019               5,889
                                                                               -------------        ------------
                                                                                      96,491              91,738
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          407,376             370,054
                                                                               -------------        ------------
                                                                                     453,974             416,652
                                                                               -------------        ------------

                                                                               $     994,939        $    908,922
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ----------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ----------  ----------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   74,134  $   77,572   $ 170,682   $ 177,840
      Affiliates................................................       28,757      11,621      50,642      24,724
                                                                   ----------  ----------   ---------   ---------
                                                                      102,891      89,193     221,324     202,564
   Other income - net...........................................        2,645       3,447       5,021       6,882
                                                                   ----------  ----------   ---------   ---------
                                                                      105,536      92,640     226,345     209,446
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................       16,150       9,827      43,653      27,589
      Affiliates................................................        2,843         958       5,135       1,571
                                                                   ----------  ----------   ---------   ---------
                                                                       18,993      10,785      48,788      29,160
   Operation and maintenance....................................       44,332      38,702      85,735      74,619
   Depreciation, depletion and amortization.....................       11,028      10,348      22,214      20,543
   Interest expense.............................................        5,698       4,460      11,283       8,919
   Taxes on income..............................................        9,353       9,936      21,003      25,831
                                                                   ----------  ----------   ---------   ---------
                                                                       89,404      74,231     189,023     159,072
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   16,132  $   18,409   $  37,322   $  50,374
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                          1997            1996
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    37,322      $   50,374
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization....................................         22,214          20,543
      Deferred income taxes.......................................................         (1,132)          4,195
      Producer contract reformation cost recoveries...............................             14              68
      Other.......................................................................          1,919           5,416

   Working capital and other  changes,  excluding  changes  relating to cash and non-operating activities:
         Receivables..............................................................         (3,936)          5,724
         Receivables from affiliates..............................................         24,113          (3,284)
         Materials and supplies...................................................            379             288
         Prepaid expenses.........................................................            245             (20)
         Accounts payable and accrued expenses....................................          1,130         (13,731)
         Accounts payable to affiliates...........................................         (4,427)           (593)
         Taxes on income..........................................................         (2,797)          5,721
                                                                                      -----------      ----------
                                                                                           75,044          74,701
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (26,193)        (32,059)
   Proceeds from sale of plant, property and equipment............................          3,391           1,858
   Increase in gas stored.........................................................         (7,296)         (2,612)
   Investments....................................................................         (2,253)             (5)
   Net (increase) decrease in notes receivable from affiliates....................        (92,445)          2,243
                                                                                      -----------      ----------

                                                                                         (124,796)        (30,575)

Cash Flow from Financing Activities:
   Redemption of preferred stock..................................................              -             (85)
   Gain on redemption of preferred stock..........................................              -               2
   Issuance of senior debentures..................................................         99,640               -
   Repayment of notes payable - Bank..............................................        (50,000)              -
   Preferred dividends paid.......................................................              -             (15)
   Common dividends paid..........................................................              -         (43,900)
                                                                                      -----------      ----------
                                                                                           49,640         (43,998)
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................           (112)            128

Cash at Beginning of Period.......................................................            539             883
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       427      $    1,011
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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $10.9 million and $8.8 million for the six months ended June 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $23.4 million and $15.9 million for the six months ended June 30, 1997 and 1996, respectively.

2. Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ----------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ----------
                                                                         (Unaudited)              (Unaudited)

   Current Income Taxes:
      Federal...................................................   $    8,619  $    6,649   $  20,597   $  20,955
      State.....................................................          724         532       1,538         681
                                                                   ----------  ----------   ---------   ---------
                                                                        9,343       7,181      22,135      21,636
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................           49       2,428        (927)      3,650
      State.....................................................          (39)        327        (205)        545
                                                                   ----------  ----------   ---------   ---------
                                                                           10       2,755      (1,132)      4,195
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    9,353  $    9,936   $  21,003   $  25,831
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

4. Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997. On June 7, 1996, the same Plaintiffs sued Colorado in state court in Amarillo, Texas for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit.

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

     Regulatory Matters

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated" rates (rates which could exceed the Company's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. While certain parties have sought judicial review of the acceptance of the "negotiated rate" tariff provisions, those provisions are currently in effect although Colorado has so far not entered into any "negotiated rate" agreements under these provisions. Colorado and the parties to the case have had extensive negotiations leading to a possible settlement of the proceeding and the procedural schedule has been suspended to allow the parties more time to pursue settlement.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) but remanded to the FERC, for further consideration, certain limited aspects of the Order, including the 20-year term established in Order 636 as the "cap" to be applied to evaluation of bids for renewal contracts on existing facilities. On remand in February 1997, the FERC reduced the term "cap" to five years. Colorado and others have sought rehearing of this change and on other aspects of the Order on remand. Colorado argued in its rehearing request inter alia that its FERC-approved settlement of its Order 636 compliance proceeding precludes applying this change to Colorado's existing contracts entered into pursuant to Colorado's FERC-approved tariff.

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

5. Long-term Debt

     In June 1997, the Company issued $100.0 million of 6.85% senior debentures due in 2037. The net proceeds from the sale of the debentures were used to retire the Company's $50.0 million senior term loan and for general corporate purposes. The 6.85% senior debentures are not redeemable at the option of the Company prior to maturity; but each holder of such senior debentures has the right to require the Company to redeem such debentures, in whole or in part, on June 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.



Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward- looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, including natural gas prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                        Twelve Months Ended
                                                                                  -----------------------------
                                                                                    June 30,      December 31,
                                                                                      1997            1996
                                                                                  ------------   --------------
                                                                                  (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    142.5%           130.9%
      Debt to total capitalization...............................................     38.1%            35.5%
      Times interest earned (before tax).........................................      6.0              7.5

     The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to reduced capital expenditures. The increase in debt to total capitalization ratio is due to the issuance, in June 1997, of $100.0 million of senior debentures (used in part to retire the Company's $50.0 million senior term loan), partially offset by retained earnings resulting from first half 1997 earnings. The decrease in the times interest earned ratio can be attributed to decreased earnings before taxes and increased interest expense.

     In June 1997, the Company issued $100.0 million of 6.85% senior debentures due in 2037. The net proceeds from the sale of the debentures were used to retire the Company's $50.0 million senior term loan dated August 27, 1996 and for general corporate purposes. The 6.85% senior debentures are not redeemable at the option of the Company prior to maturity; but each holder of such senior debentures has the right to require the Company to redeem such debentures, in whole or in part, on June 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

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

                              Results of Operations

     The change in the Company's earnings for the three and six month periods ended June 30, 1997, in comparison to the corresponding periods in 1996, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Natural gas...............................................   $  100,267  $   86,339   $ 215,883   $ 196,105
      Exploration and production................................        3,891       3,711      12,723       8,699
      Adjustments and eliminations..............................       (1,267)       (857)     (7,282)     (2,240)
                                                                   ----------  ----------   ---------   ---------

                                                                   $  102,891  $   89,193   $ 221,324   $ 202,564
                                                                   ==========  ==========   =========   =========

     Operating revenues from natural gas operations for the three month period ended June 30, 1997 increased $13.9 million from the comparable 1996 period due to a $9.0 million increase related to gas sales volumes, a $4.2 million increase related to average gas sales prices, a $5.2 million increase related to average transportation rates and a $3.7 million increase related to transportation volumes offset by a $7.2 million increase in reservations and other net decreases of $1.0 million. The segment's operating revenues for the six month period ended June 30, 1997 increased $19.8 million from the comparable 1996 period due to a $15.0 million increase related to average gas sales prices, a $12.5 million increase related to gas sales volumes, an $8.7 million increase related to average transportation rates and other miscellaneous net increases of $.6 million offset by an increase in reservations of $17.0 million.

     The increases in exploration and production operating revenues of $.2 million and $4.0 million for the three and six month periods ended June 30, 1997, compared to the respective periods in 1996 resulted primarily from increased natural gas prices.

     Other Income -- Net. The $.8 million decrease for the three month period and the $1.9 million decrease for the six month period ended June 30, 1997 as compared to the respective periods in 1996, is due primarily to decreased interest income from affiliates.

     Cost of Gas Sold. The $8.2 million increase for the three month period ended June 30, 1997 as compared with the same period last year is due to a $6.4 million increase attributable to average natural gas purchase rates and a $4.8 million increase related to purchased natural gas volumes partially offset by a $3.0 million decrease in system balancing requirements. The $19.6 million increase for the six month period ended June 30, 1997 when compared to the same period in 1996 resulted from a $23.0 million increase in average natural gas purchase rates and a $3.8 million increase attributable to purchased gas volumes partially offset by $7.2 million related to system balancing requirements.

     Operation and Maintenance. These expenses for the three month period ended June 30, 1997 increased $5.6 million from the same period in 1996 due to a $4.4 million increase in gas used in operations, a $1.0 million increase in materials and supplies expenses and other net increases of $.2 million. The $11.1 million increase for the six month period ended June 30, 1997 compared to the same period in 1996 is a result of a $7.4 million increase in gas used in operations, a $2.3 million increase in materials and supplies expenses and a $1.7 million increase in professional and outside services partially offset by net decreases of $.3 million.

     Depreciation, Depletion and Amortization. The increases for the three and six month periods ended June 30, 1997 over the respective periods in 1996 are due primarily to an increase in the natural gas segment's depreciable plant.

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Natural gas...............................................   $   31,079  $   31,391   $  64,508   $  80,828
      Exploration and production................................       (1,006)       (584)      2,965          23
                                                                   ----------  ----------   ---------   ---------
                                                                   $   30,073  $   30,807   $  67,473   $  80,851
                                                                   ==========  ==========   =========   =========

     The natural gas segment's operating profit decreased by $.3 million for the three month period ended June 30, 1997, as compared with the same period for 1996, due to an $8.2 million increase in natural gas purchase costs resulting largely from higher average natural gas purchase rates on higher purchase volumes, a $4.6 million increase in operation and maintenance expenses due largely to increased gas used in operations and other net decreases of $1.4 million offset by increased operating revenues of $13.9 million due primarily to increased gas sales volumes, higher average gas sales prices and higher average transportation rates net of increased reservations. The segment's decrease of $16.3 million for the six month period ended June 30, 1997, as compared with the same period in 1996, is a result of a $19.6 million increase in gas purchase costs resulting mainly from increases in average natural gas purchase rates, a $9.9 million increase in operation and maintenance expenses due mainly to increased gas used in operations and higher materials and supplies expenses, and other net changes of $6.6 million partially offset by a $19.8 million increase in operating revenues due primarily to increased average gas sales prices and volumes and higher average transportation rates net of increased reservations.

     The increase in operating loss of $.4 million in the exploration and production segment for the three month period ended June 30, 1997 from the same period last year is due primarily to increased operating expenses partially offset by increased operating revenues resulting from higher average natural gas prices. The $2.9 million increase in operating profit for the six month period ended June 30, 1997 compared with the same period in 1996 is due to a $4.0 million increase in operating revenues due primarily to higher average natural gas prices offset by a $1.1 million increase in expenses.

     Interest Expense. The increases in the three and six month periods ended June 30, 1997 as compared to the respective periods in 1996 are primarily the result of interest on a $50.0 million senior term loan entered into on August 27, 1996. See discussion "Liquidity and Capital Resources" pertaining to the issuance and retirement of debt.

     Taxes on Income. The decreases for the three and six month periods ended June 30, 1997 as compared to the respective periods in 1996 are primarily due to decreased earnings before income taxes.

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

Item 2.B. Other Developments.

     The Company's Wind River Lateral has been expanded by 68 million cubic feet per day ("Mmcf/d") to a total capacity of 263 Mmcf/d. The Wind River Lateral, located in central and north-central Wyoming, carries natural gas from the Wind River and Big Horn Basins to the Company and its affiliate, Wyoming Interstate Company, Ltd., pipeline systems near Rawlins, Wyoming. Expansion of the lateral required construction of a new compressor station with over 10,000 horsepower at Muddy Gap, Wyoming, located approximately fifty miles north of Rawlins. The expansion was placed into service on August 1, 1997.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

         A report on Form 8-K was filed on June 25, 1997. The item reported was:

         Item 7. Financial Statements and Exhibits.

         (c) Exhibits

            (12)  Ratio of Earnings to Fixed Charges.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COLORADO INTERSTATE GAS COMPANY
                                                           (Registrant)



Date:  August 12, 1997                     By:          DAN A. HOMEC
                                              --------------------------------
                                                        Dan A. Homec
                                                  Assistant Vice President
                                                       and Controller
                                                  (As Authorized Officer and
                                                   Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
--------------------------------------------------------------------------------
27                         Financial Data Schedule