Form 10-Q
period 1997-09-30
COLORADO INTERSTATE GAS CO
filed 1997-11-13
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1997, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                September 30,       December 31,
                                     ASSETS                                         1997                1996
                                                                               ---------------     --------------
                                                                                 (Unaudited)

Current Assets:
   Cash....................................................................    $           769     $          539
   Notes receivable from affiliates........................................            261,259            139,390
   Receivables.............................................................             55,721             51,961
   Receivables from affiliates.............................................             37,414             51,056
   Materials and supplies..................................................              9,160              9,671
   Prepaid expenses........................................................                166                417
   Current portion of deferred income taxes................................             27,718             26,782
                                                                               ---------------     --------------
                                                                                       392,207            279,816
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,157,250          1,134,592
   Gas and oil properties, at full-cost....................................            124,256            125,024
                                                                               ---------------     --------------
                                                                                     1,281,506          1,259,616

   Accumulated depreciation, depletion and amortization....................            688,994            676,873
                                                                               ---------------     --------------
                                                                                       592,512            582,743
                                                                               ---------------     --------------

Other Assets:
   Investments.............................................................             44,713             41,056
   Other deferred charges..................................................              7,011              5,307
                                                                               ---------------     --------------
                                                                                        51,724             46,363
                                                                               ---------------     --------------

                                                                               $     1,036,443     $      908,922
                                                                               ===============     ==============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                September 30,       December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1997                1996
                                                                               ---------------     --------------
                                                                                 (Unaudited)

Current Liabilities:
   Accounts payable and accrued expenses...................................    $     146,928        $    132,641
   Accounts payable to affiliates..........................................           29,769              25,356
   Taxes on income.........................................................            3,943              13,162
   Dividends Payable.......................................................           37,500                   -
                                                                               -------------        ------------
                                                                                     218,140             171,159
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,428             229,373
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................           95,020              85,849
   Other...................................................................            6,336               5,889
                                                                               -------------        ------------
                                                                                     101,356              91,738
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          390,921             370,054
                                                                               -------------        ------------
                                                                                     437,519             416,652
                                                                               -------------        ------------

                                                                               $   1,036,443        $    908,922
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                  ----------------------   ---------------------
                                                                     1997        1996         1997        1996
                                                                  ----------  ----------   ---------   ---------
                                                                       (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   82,575  $   88,532   $ 253,257   $ 266,372
      Affiliates................................................       29,724      14,749      80,366      39,473
                                                                   ----------  ----------   ---------   ---------
                                                                      112,299     103,281     333,623     305,845
   Other income - net...........................................        3,767       3,350       8,788      10,232
                                                                   ----------  ----------   ---------   ---------
                                                                      116,066     106,631     342,411     316,077
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................       24,345      17,625      67,998      45,214
      Affiliates................................................        2,607       3,111       7,742       4,682
                                                                   ----------  ----------   ---------   ---------
                                                                       26,952      20,736      75,740      49,896
   Operation and maintenance....................................       40,471      43,998     126,206     118,617
   Depreciation, depletion and amortization.....................       10,708      10,635      32,922      31,178
   Interest expense.............................................        6,549       4,680      17,832      13,599
   Taxes on income..............................................       10,341       9,223      31,344      35,054
                                                                   ----------  ----------   ---------   ---------
                                                                       95,021      89,272     284,044     248,344
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   21,045  $   17,359   $  58,367   $  67,733
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          1997            1996
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    58,367      $   67,733
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         32,922          31,178
      Deferred income taxes.......................................................          7,122           5,806
      Producer contract reformation cost recoveries...............................             14             101
      Other.......................................................................          1,744           3,221

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables..............................................................         (3,760)          5,184
         Receivables from affiliates..............................................         13,642          (5,806)
         Materials and supplies...................................................            511             439
         Prepaid expenses.........................................................            245               -
         Accounts payable and accrued expenses....................................         14,287          11,435
         Accounts payable to affiliates...........................................          4,413             576
         Taxes on income..........................................................         (9,219)          6,718
                                                                                      -----------      ----------
                                                                                          120,288         126,585
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (48,980)        (81,144)
   Proceeds from sale of plant, property and equipment............................          9,659           3,950
   Increase in gas stored.........................................................         (4,857)           (719)
   Investments....................................................................         (3,657)             (8)
   Net (increase) decrease in notes receivable from affiliates....................       (121,869)         20,336
   Recovery of gas supply  prepayments............................................              6              11
                                                                                      -----------      ----------
                                                                                         (169,698)        (57,574)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Redemption of preferred stock..................................................              -            (556)
   Gain on redemption of preferred stock..........................................              -               2
   Issuance of senior debentures..................................................         99,640               -
   Preferred dividends paid.......................................................              -             (15)
   Common dividends paid..........................................................              -        (118,900)
   Notes payable - banks..........................................................        (50,000)         50,000
                                                                                      ------------     ----------
                                                                                           49,640         (69,469)
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................            230            (458)

Cash at Beginning of Period.......................................................            539             883
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       769      $      425
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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest and financing fees, net of amounts capitalized, of $11.0 million and $9.1 million for the nine months ended September 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $32.5 million and $23.4 million for the nine months ended September 30, 1997 and 1996, respectively.

2. Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
   Current Income Taxes:
      Federal...................................................   $    2,050  $    7,322   $  22,647   $  28,277
      State.....................................................           37         290       1,575         971
                                                                   ----------  ----------   ---------   ---------
                                                                        2,087       7,612      24,222      29,248
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        7,469       1,301       6,542       4,951
      State.....................................................          785         310         580         855
                                                                   ----------  ----------   ---------   ---------
                                                                        8,254       1,611       7,122       5,806
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $   10,341  $    9,223   $  31,344   $  35,054
                                                                   ==========  ==========   =========   =========

     Interim period provisions for income taxes are based on estimated effective annual income tax rates.
                                      - 5 -

3. Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4. Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997 and both parties have filed appeals. On June 7, 1996, the same Plaintiffs sued Colorado in state court in Amarillo, Texas for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit.

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

     Regulatory Matters

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated rates" (rates which could exceed the Company's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. On October 16, 1997, the FERC approved an unopposed settlement filed by Colorado that resolves all issues in this general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions. The final settlement modifies the services provided by Colorado, and the charges for those services. The final settlement does not take effect until the conclusion of any period for rehearing at the FERC or judicial review in the courts with respect to the FERC's order approving the settlement. Petitions for rehearing are due to be filed with the FERC on or before November 17, 1997. On October 16, 1997, the FERC also approved an unopposed interim settlement that implements (on an interim basis) the terms of the final settlement. The final settlement supersedes the interim settlement once the final settlement takes effect.

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

                                                                                       Twelve Months Ended
                                                                                 ------------------------------
                                                                                 September 30,     December 31,
                                                                                     1997             1996
                                                                                 -------------     ------------
                                                                                  (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    191.2%           130.9%
      Debt to total capitalization...............................................     39.0%            35.5%
      Times interest earned (before tax).........................................      5.8              7.5

     The increase in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to reduced capital expenditures. The increase in the total debt to total capitalization ratio is due to the issuance, in June 1997, of $100.0 million of senior debentures (used in part to retire the Company's $50.0 million senior term loan), partially offset by retained earnings resulting from the first nine months of 1997 earnings. The decrease in the times interest earned ratio can be attributed to decreased earnings before taxes and increased interest expense.

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

                              Results of Operations

     The change in the Company's earnings for the three and nine month periods ended September 30, 1997, in comparison to the corresponding periods in 1996, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Natural gas..................................................   $  110,743  $  100,556   $ 326,626   $ 296,661
   Exploration and production...................................        4,082       4,468      16,805      13,167
   Adjustments and eliminations.................................       (2,526)     (1,743)     (9,808)     (3,983)
                                                                   ----------  ----------   ---------   ---------

                                                                   $  112,299  $  103,281   $ 333,623   $ 305,845
                                                                   ==========  ==========   =========   =========

     Operating revenues from natural gas operations for the three month period ended September 30, 1997, increased $10.2 million from the comparable 1996 period due to an $8.2 million increase related to average transportation rates, a $7.7 million increase related to transportation volumes, a $3.0 million increase related to gas sales volumes and a $3.0 million increase related to average gathering rates offset by a $9.2 million increase in reservations and other net decreases of $2.5 million. The segment's operating revenues for the nine month period ended September 30, 1997, increased $30.0 million from the comparable 1996 period due to a $16.8 million increase related to average transportation rates, a $16.5 million increase related to average gas sales rates, a $15.5 million increase related to higher gas sales volumes and an $11.4 million increase due to transportation volumes offset by an increase in reservations of $26.3 million and other net decreases of $3.9 million.

     The $3.6 million increase in exploration and production operating revenues for the nine month period ended September 30, 1997 compared to the same period in 1996 resulted primarily from increased natural gas prices.

     Other Income -- Net. The $1.4 million decrease for the nine month period ended September 30, 1997 as compared to the same period in 1996 is due primarily to decreased interest income from affiliates.

     Cost of Gas Sold. The $6.2 million increase for the three month period ended September 30, 1997, as compared with the same period last year is due to an $8.1 million increase related to purchased natural gas volumes and other increases of $1.1 million offset by a $3.0 million decrease in net system balancing requirements. The $25.8 million increase for the nine month period ended September 30, 1997 when compared to the same period in 1996 resulted from a $24.4 million increase in average natural gas purchase prices, a $11.5 million increase attributable to purchased gas volumes and other increases of $2.8 million partially offset by a $12.9 million decrease related to net system balancing requirements.

     Operation and Maintenance. Expenses for the three month period ended September 30, 1997 decreased $3.5 million from the same period in 1996 due to a $2.8 million decrease in materials and supplies expenses, a $1.4 million decrease in professional and outside service expenses and other net decreases of $.5 million partially offset by $1.2 million in increased gas used in operations. The $7.6 million increase for the nine month period ended September 30, 1997 compared to the same period in 1996 is a result of an $8.5 million increase in gas used in operations offset by other net decreases of $.9 million.

     Depreciation, Depletion and Amortization. The increases for the three month and nine month periods ended September 30, 1997 over their respective periods in 1996 are due primarily to an increase in the natural gas segment's depreciable plant balance.

     Operating Profit (Loss). The operating profit (loss) by segment was as follows (thousands of dollars):

                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
   Natural gas..................................................   $   35,932  $   29,355   $ 100,440   $ 110,183
   Exploration and production...................................         (329)       (222)      2,636        (199)
                                                                   ----------  ----------   ---------   ---------
                                                                   $   35,603  $   29,133   $ 103,076   $ 109,984
                                                                   ==========  ==========   =========   =========

     The natural gas segment's operating profit increased by $6.6 million for the three month period ended September 30, 1997, as compared with the same period for 1996 due to an increase in operating revenues of $10.2 million resulting mainly from higher average transportation rates and increased transportation volumes and other net increases of $2.6 million offset by a $6.2 million increase in natural gas purchase costs resulting largely from higher natural gas purchase volumes. The segment's decrease of $9.7 million for the nine month period ended September 30, 1997, as compared with the same period in 1996 is a result of a $25.8 million increase in gas purchase costs resulting mainly from increases in average natural gas purchase prices, a $6.9 million increase in operation and maintenance expenses due mainly to increased gas used in operations and other net changes of $7.0 million partially offset by a $30.0 million increase in operating revenues due primarily to increased average transportation rates and volumes and higher average gas sales prices and volumes, net of increased reservations.

     The $2.8 million increase in the exploration and production segment's operating profit for the nine month period ended September 30, 1997 compared with the same period in 1996 is due to a $3.6 million increase in operating revenues due primarily to higher average natural gas prices offset by a $.8 million increase in operating expenses.

     Interest Expense. The increases in the three and nine month periods ended September 30, 1997 as compared to their respective periods in 1996 are primarily a result of interest on a $50.0 million senior term loan entered into on August 27, 1996, and the issuance of $100.0 million of 6.85% senior debentures in June 1997. See discussion under "Liquidity and Capital Resources" pertaining to the issuance and retirement of debt.

     Taxes on Income. The increase for the three month period ending September 30, 1997 compared with the same period in 1996 is due primarily to increased earnings before income taxes. The decrease for the nine month period ending September 30, 1997 as compared to the same period in 1996 is primarily due to decreased earnings before income taxes.

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

Item 2.B. Other Developments.

     During the third quarter of 1997, Colorado completed construction and placed into service additional compression at its Muddy Gap, Wyoming location. This compression, along with the 18 mile Cave Gulch Lateral placed in service last year, increased Colorado's capacity on its Wind River Lateral by 68 million cubic feet per day ("MMcf/d").

     On September 24, 1997, Colorado filed an application with the FERC for authorization to construct the Campo Lateral, a new 115-mile, 16-inch pipeline connecting the Company's Picketwire Lateral near Trinidad, Colorado, with the Company's mainline in Baca County, Colorado. The cost of the project is estimated to be approximately $20.7 million, with an initial transportation capacity of 100 MMcf/d out of the Raton Basin in southern Colorado. The projected in-service date of the full expansion is during the third quarter of 1998, subject to receipt of satisfactory regulatory approvals.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

        (27)  Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COLORADO INTERSTATE GAS COMPANY
                                                        (Registrant)


                                                        DAN A. HOMEC
Date:  November 11, 1997                   By:--------------------------------
                                                        Dan A. Homec
                                                  Assistant Vice President
                                                        and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------------------------------------------------------------------------------

  27         Financial Data Schedule