Form 10-K
period 1997-12-31
COLORADO INTERSTATE GAS CO
filed 1998-03-27
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

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

10% Senior Debentures, due 2005            }            New York Stock Exchange
6.85% Senior Debentures, due 2037

                           ---------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 11, 1998, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

     Documents incorporated by reference: None

================================================================================

                                TABLE OF CONTENTS

Item No.                                                                  Page

          Glossary........................................................(ii)

                                                  PART I

     1.   Business........................................................   1
            Introduction..................................................   1
            Natural Gas System............................................   1
               Operations.................................................   1
                  General.................................................   1
                  Gas Sales, Storage and Transportation...................   1
                  Gas Gathering and Processing............................   2
                  Competition.............................................   2
               Gas System Reserves........................................   3
                  General.................................................   3
                  Reserves................................................   3
                  Reserves Dedicated to a Particular Customer.............   3
               Regulations Affecting Gas System...........................   3
                  General.................................................   3
                  Rate Matters............................................   4
            Gas and Oil Exploration and Production........................   5
            Environmental.................................................   7
     2.   Properties......................................................   7
     3.   Legal Proceedings...............................................   7
     4.   Submission of Matters to a Vote of Security Holders.............   8

                                     PART II

     5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................   9
     6.   Selected Financial Data.........................................   9
     7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   9
     7A.  Quantitative and Qualitative Disclosures About Market Risk......   9
     8.   Financial Statements and Supplementary Data.....................   9
     9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................   9

                                    PART III

     10.  Directors and Executive Officers of the Registrant..............  10
     11.  Executive Compensation..........................................  11
     12.  Security Ownership of Certain Beneficial Owners and Management..  19
     13.  Certain Relationships and Related Transactions..................  22

                                     PART IV

     14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................  23



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

"Working gas" means that volume of gas available for withdrawal from natural gas storage fields and use by the Company's customers




NOTES:

This Annual Report includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including natural gas and liquids prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

-----------------------



                                      (ii)

                                     PART I

Item 1.     Business.

                                  INTRODUCTION

     Colorado is a Delaware corporation organized in 1927. All of Colorado's outstanding common stock is owned by Coastal Natural Gas, which is a wholly-owned subsidiary of Coastal. Colorado owns and operates an interstate natural gas pipeline system and also has gas and oil exploration and production operations. At December 31, 1997, the Company had 875 employees.

     The revenues and operating profit of the Company by industry segment for each of the three years in the period ended December 31, 1997, and the related identifiable assets as of December 31, 1997, 1996 and 1995, are set forth in
Note 12 of Notes to Consolidated Financial Statements included herein.



                               NATURAL GAS SYSTEM


OPERATIONS

General

     The Company is involved in the production, purchase, gathering, processing, transportation, storage and sale of natural gas. Colorado's gas transmission system extends from gas production areas in the Texas Panhandle, western Oklahoma and western Kansas, northwesterly through eastern Colorado to the Denver area, and from production areas in Montana, Wyoming and Utah, southeasterly to the Denver area. The Company's gas gathering and processing facilities are located throughout the production areas adjacent to its transmission system. Most of the Company's gathering facilities connect directly to its transmission system, but some gathering systems are connected to other pipelines. The Company also has minor gathering facilities located in New Mexico. Colorado owns four underground gas storage fields; three located in Colorado, and one in Kansas.

     Public Service Company of Colorado ("PSCo") was the Company's only customer accounting for revenue that equaled or exceeded 10% of the Company's consolidated revenues for the years 1997, 1996 and 1995 (See Note 12 of Notes to Consolidated Financial Statements). In 1997, the Company joined PSCo in a project to increase the delivery capacity of natural gas into the Denver and Front Range areas.

     The Company's principal transmission and storage pipeline facilities, including certain facilities in the Panhandle Field of Texas ("Panhandle Field"), at December 31, 1997 consisted of 4,160 miles of pipeline and 59 compressor stations with approximately 302,000 installed horsepower. At December 31, 1997, the design peak day gas delivery capacity of the transmission system was approximately 2.0 Bcf per day. The underground gas storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 775 MMcf.

     Colorado's gathering facilities, excluding certain FERC regulated facilities in the Panhandle Field, consist of 2,327 miles of gathering lines and approximately 50,700 horsepower of compression. Colorado owned and operated five gas processing plants in 1997. These plants, with a total operating capacity of approximately 512 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

Gas Sales, Storage and Transportation

     Colorado's unincorporated Merchant Division conducts most of the Company's sales activity. The gas sales volumes reported include those sales which continue to be made by Colorado together with those of its Merchant Division. Additionally, Colorado engages in "open access" storage and transportation of gas owned by third parties.

     Pursuant to an operating agreement with an affiliate, the Company operates the Young Gas Storage Field located in northeastern Colorado. When fully developed in the 1998-99 heating season, the field will have a working gas storage capacity of 5.3 Bcf, with a peak day delivery capacity of approximately 200 MMcf per day. Such capacity is fully subscribed under 30-year contracts.

     Colorado's deliveries for the years 1997, 1996 and 1995 were as follows:

                          Total System               Daily Average
          Year             Deliveries              System Deliveries
                             (Bcf)                       (MMcf)

          1997                486                        1,333
          1996                475                        1,298
          1995                456                        1,248

Gas Gathering and Processing

     Colorado provides gathering and processing services on an "unbundled" or stand-alone basis. The Company's processing terms are not regulated by the FERC, but Colorado is required to provide "open access" to its two regulated processing facilities. The gathering that Colorado provides in the Panhandle Field continues to be regulated by the FERC, and the Company is limited to charging rates between minimum and maximum levels approved by the FERC. The gathering (and processing) that Colorado's subsidiary, CIGFS, provides is not regulated by the FERC.

     The gas processing plants recovered approximately 55 million gallons of liquid hydrocarbons in 1997 compared to 66 million gallons in 1996, and 81 million gallons in 1995, as well as 500 long tons of sulfur in 1997, compared to 3,100 long tons in 1996 and 4,600 long tons in 1995. Additionally, Colorado processed approximately 24 million gallons of liquid hydrocarbons owned by others in 1997 compared to approximately 6 million gallons in both 1996 and 1995.

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

     In recent years the FERC has issued orders which have resulted in more competition within the natural gas industry. This competition has intensified resulting in more rate competition among pipelines in order to increase and maintain market share and maximize capacity utilization. The Company's transportation and storage services are influenced by its customers' access to alternative service providers and the price of such services. The FERC's orders have also resulted in competition between the Company and its customers by allowing the customers to resell their unused capacity. Additionally, the Company competes with interstate and intrastate pipeline companies in the sale, transportation and storage of natural gas and with independent producers, brokers, marketers, and other pipelines in the gathering, processing and sale of gas within its service area.

GAS SYSTEM RESERVES

General

     Colorado, primarily through its unincorporated Merchant Division, continues to make natural gas sales to a number of customers. Colorado will meet its sales commitments primarily with purchases from third parties under existing contracts and with production of Company-owned reserves. Colorado will also make spot gas purchases, if needed.

Reserves

     The table below represents estimates of the Company's owned or controlled reserves as of December 31, 1997, 1996, and 1995, as prepared by Huddleston, Colorado's independent engineers.

                                                                                  1997          1996         1995
                                                                                  ----          ----         ----
     Owned or controlled by Colorado (Bcf)....................................    284           307          346

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

     At December 31, 1997, Colorado maintained under its own account 3.1 Bcf of natural gas in underground storage fields for system balancing. The Company has an additional 37.8 Bcf of base gas in its four owned storage fields. These amounts reflect actual balances at December 31, 1997, and vary slightly from the Huddleston report which includes estimates for November and December 1997.

Reserves Dedicated to a Particular Customer

     Colorado is committed to sell gas to Pioneer Natural Resources USA, Inc., ("Pioneer"), formerly Mesa Operating Company, a customer, under a 1928 agreement as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production may be taken for customers other than Pioneer.


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

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity. The matter is pending review, following rounds of extensive public comments.

     In late 1997, the FERC initiated a public conference in order to solicit comments from interested parties addressing the financial health of the pipeline industry in the new competitive environment created by Order 636. Among other things, the FERC is reviewing its current policies for setting the rates of return on pipeline investment for possible improvements.

Rate Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" ("Policy Statement") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy Statement, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy Statement, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy Statement. Colorado has made such filing and the FERC has accepted that tariff filing. Under the Policy Statement, a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. Some parties have sought judicial review of the FERC's acceptance of the Company's tariff filing to implement negotiated rates, but Colorado's tariff sheet remains in effect pending review. Colorado has filed for judicial review of the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated rates" (rates which could exceed the Company's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. On October 16, 1997, the FERC approved an unopposed settlement filed by Colorado that resolves all issues in this general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions. The final settlement modifies the services provided by Colorado, and the charges for those services. The final settlement became effective on November 17, 1997, and is no longer subject to review by the FERC or subject to any judicial review. Colorado has now made refunds of amounts collected which were in excess of the final settlement rates. The appeal of the "negotiated rate" provision has been consolidated with other appeals involving the same issues, and is being held in abeyance by the United States Court of Appeals for the D. C. Circuit. Pending completion of judicial review, the "negotiated rate" tariff provisions are fully effective, although during 1997 Colorado did not enter into any "negotiated rate" transactions.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order, including the 20-year term established in Order 636 as the "cap" to be applied to evaluation of bids for renewal contracts on existing facilities. On remand in February 1997, the FERC reduced the term "cap" to five years. Colorado and others have sought rehearing of this change and on other aspects of the Order on remand. Colorado argued in its rehearing request inter alia that its FERC-approved settlement of its Order 636 compliance proceeding precludes applying this change to Colorado's existing contracts entered into pursuant to Colorado's FERC-approved tariff.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.



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

     The following table shows gas, oil, condensate and natural gas liquids production volumes of the Company, including quantities attributable to its natural gas system, for the three years ended December 31, 1997:

                                                                                    1997          1996        1995
                                                                                  --------     --------     --------
      Exploration and Production
           Gas (MMcf)......................................................       12,365       12,304       10,703
           Oil (000 barrels)...............................................           10            2            5
           Condensate (000 barrels)........................................           50           61           60
           Natural Gas Liquids (000 barrels)...............................           69           51            2

      Natural Gas System
           Gas (MMcf)......................................................       38,135       39,405       41,638
           Oil (000 barrels)...............................................           57           23           15
           Condensate (000 barrels)........................................            -            -            1
           Natural Gas Liquids (000 barrels)...............................            -            -            -

     The following table summarizes sales price and unit cost information of the Company's exploration and production operations for the three years ended December 31, 1997:

                                                                                   1997        1996         1995
                                                                                 --------    --------     --------
      Average sales price:
           Gas - per Mcf...................................................      $  1.96      $  1.51     $   1.08
           Oil - per barrel................................................        19.05        19.91        16.47
           Condensate - per barrel.........................................        19.74        21.39        17.34
           Natural Gas Liquids - per barrel................................        10.66         8.19        10.22

      Average production cost per unit (equivalent Mcf)....................      $  0.43      $  0.28     $   0.37

     Acreage held under gas and oil mineral leases as of December 31, 1997 is summarized as follows:

                                                                       Undeveloped                 Developed
                                                                ------------------------  -------------------------
                                 Area                               Gross         Net         Gross         Net
      --------------------------------------------------------  -----------  -----------   ----------   -----------
      Exploration and Production..............................       29,029       11,596       66,435        42,385
      Natural Gas System......................................            -            -      263,754       260,556
                                                                -----------  -----------  -----------   -----------
                                                                     29,029       11,596      330,189       302,941
                                                                ===========  ===========  ===========   ===========

     The net developed acreage is concentrated principally in Texas (80%), Oklahoma (6%), Wyoming (6%) and Utah (6%). The net undeveloped acreage is principally in Wyoming (64%), Utah (15%) and Texas (14%).

     Information on wells drilled in the three years ended December 31, 1997, is summarized as follows:

                                                1997                      1996                       1995
                                      ------------------------  ------------------------  -------------------------
                                         Gross         Net          Gross         Net         Gross         Net
                                      -----------  -----------  -----------  -----------  -----------   -----------
      Exploration and Production

      Development Wells
         Oil........................            -            -            -            -            -             -
         Gas........................           29        20.82            5         1.86            7          2.44
         Dry Holes..................            -            -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                               29        20.82            5         1.86            7          2.44
                                      -----------  -----------  -----------  -----------  -----------   -----------

      Natural Gas System

      Development Wells
         Oil........................            -            -            2         2.00            -             -
         Gas........................            3         3.00            8         8.00            1          1.00
         Dry Holes..................            -            -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                                3         3.00           10        10.00            1          1.00
                                      -----------  -----------  -----------  -----------  -----------   -----------

             Total..................           32        23.82           15        11.86            8          3.44
                                      ===========  ===========  ===========  ===========  ===========   ===========

     Productive wells as of December 31, 1997 are as follows:

                                         Type of Well                                         Gross         Net
      ---------------------------------------------------------------------------------   -----------   -----------
      Exploration and Production
           Oil..........................................................................            3          2.09
           Gas..........................................................................          309        216.10
                                                                                          -----------   -----------
                  Total Exploration and Production......................................          312        218.19
                                                                                          -----------   -----------

      Natural Gas System
           Oil..........................................................................            9          8.24
           Gas..........................................................................          717        713.34
                                                                                          -----------   -----------
                  Total Natural Gas System..............................................          726        721.58
                                                                                          -----------   -----------

                              Total.....................................................        1,038        939.77
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

                                  ENVIRONMENTAL

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company spent approximately $1 million on environmental capital projects in 1997 and anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

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

Item 3. Legal Proceedings.

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     All common stock of Colorado is owned by Coastal Natural Gas. At December 31, 1997, there were no restrictions on retained earnings as to its availability for dividends on common stock. Additional information relating to dividends is set forth under the "Statement of Consolidated Retained Earnings and Additional Paid-In Capital" included herein.

Item 6. Selected Financial Data.

     The following selected financial data (in thousands of dollars) is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as adjusted for minor reclassifications. The Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                                      Year Ended December 31,
                                                -----------------------------------------------------------------
                                                    1997         1996*         1995         1994          1993
                                                -----------   -----------  -----------   -----------   ----------
Operating revenues...........................   $   449,076   $   412,477  $   382,200   $   386,553   $  438,890
Earnings before extraordinary item...........        80,224        82,058       87,716        78,507       73,178
Total assets.................................     1,063,430       908,922      861,448       962,111      901,627
Long-term debt, excluding current maturities.       279,447       229,373      179,299       179,225      179,145
Mandatory redemption preferred stock.........             -             -          556           556          556
Common stock and other stockholder's equity..       459,376       416,652       459,808       411,423     358,047

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of Colorado as of March 11, 1998, were as follows:

       Name (Age), Year First Elected            Positions and Offices
          Director and/or Officer                 with the Registrant
     ----------------------------------     ----------------------------------
     Jon R. Whitney (53), 1987 and 1974     President, Chief Executive Officer
                                                and Director
     Jeffrey A. Connelly (51), 1996         Director
     David A. Arledge (53), 1981            Director
     Harold Burrow (83), 1974               Director
     C. Scott Hobbs (44), 1985              Executive Vice President, Chief
                                                Operating Officer and Director
     Coby C. Hesse (50), 1986               Executive Vice President
     Daniel F. Collins (56), 1986           Senior Vice President
     Donald H. Gullquist (54),1994          Senior Vice President
     Rebecca H. Noecker (46), 1988          Senior Vice President and General
                                                Counsel
     Austin M. O'Toole (62), 1984           Senior Vice President and Secretary
     Richard G. Smead (51), 1988            Senior Vice President
     Donald J. Zinko (53), 1988             Senior Vice President
     Steven J. Coffin (42), 1990            Vice President
     Thomas E. Jackson, Jr. (58), 1989      Vice President
     Jeffrey B. Levos (37), 1997            Vice President
     Ronald D. Matthews (50), 1994          Vice President and Treasurer
     Thomas L. Price (42), 1997             Vice President
     Robert O. Reid (51), 1985              Vice President
     William H. Sparger (55), 1992          Vice President
     Dan A. Homec (49), 1989                Assistant Vice President and
                                                Controller

     The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with Colorado's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1998. Each of the directors or officers named above have been directors or officers of Colorado, ANR Pipeline and/or Coastal or subsidiaries thereof for five years or more except for the following:

     Mr. Gullquist was elected Senior Vice President of Colorado in October 1994. From 1988 to 1989 he served as Vice President, Finance at Enron Corporation; from 1989 to 1990 he served as president of Enron Finance Corporation.

     Mr. Levos was elected Vice President and Controller of Coastal in March 1997. He has served as Vice President of Coastal States Management Corporation, a subsidiary of Coastal, since December 1995 and also served as General Auditor since July 1994. Prior thereto, he was a Certified Public Accountant with the Houston office of Deloitte & Touche LLP since January 1986.

     Mr. Price was elected as Vice President of Colorado in March 1997. He joined Colorado in 1980 and has held positions in the Design and Evaluation and Planning and Evaluation departments. He has served as Assistant Vice President of Transmission and Storage since 1994.

Item 11. Executive Compensation.

     Colorado is an indirectly, wholly-owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of directors and officers of Coastal is contained in this section.

     The following table sets forth information for the fiscal years ended December 31, 1997, 1996 and 1995 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its five other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table
                                                                             Long Term Compensation
                                                                          -----------------------------
                                     Annual Compensation(1)                 Awards           Payouts
                             -------------------------------------        ----------       ------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year       Salary ($)    Bonus ($)(F2)        SARs (#)(F3)        ($)(F4)             $(F5)
------------------           ----       ----------    -------------       ------------     -------------    -------------
David A. Arledge,            1997         722,527         400,000            50,000                             57,802
Chairman of the Board,       1996         707,194         300,000           150,000                             56,576
President and CEO            1995         622,867         300,000            50,000          85,875             49,829

O. S. Wyatt, Jr., (F6)       1997         593,158         --                    -0-                             36,800
Director and former          1996         849,093         300,000               -0-                             67,928
Chairman of the Board        1995         849,093         300,000               -0-                             67,928

Coby C. Hesse,               1997         297,213         140,000            30,000                             23,777
Executive V.P. -             1996         254,973         120,000            15,000                             20,349
Administration               1995         243,321          90,000            15,000                             19,466

James A. King,               1997         343,823          90,000            10,000                             17,138
Executive V.P. -             1996         343,823          80,000            10,000                             13,572
Refining                     1995         343,823          80,000            10,000                             10,141

Jeffrey A. Connelly          1997         300,893         120,000            20,000                             24,071
Senior V.P. - Natural        1996         288,014         100,000            10,000                             23,041
Gas                          1995         269,807          85,000             8,000          20,610             21,584

Carl A. Corrallo             1997         297,635         100,000            20,000                             23,811
Senior V.P. and              1996         281,536          90,000            10,000                             22,523
General Counsel              1995         266,645          80,000            10,000          20,610             21,332

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





<F4>
During 1995, Messrs. Arledge, Connelly and Corrallo received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.

<F5>
All Other Compensation for 1997 consists of: (i) Company contributions to the Coastal Thrift Plan (David A. Arledge $12,800; O. S. Wyatt, Jr. $12,800; Coby
C. Hesse $12,800; James A. King $6,400; Jeffrey A. Connelly $12,800; and Carl
A. Corrallo $12,800); (ii) certain payments in lieu of Thrift Plan contributions (David A. Arledge $45,002; Coby C. Hesse $10,977; James A. King $10,738; Jeffrey A. Connelly $11,271; and Carl A. Corrallo $11,011); these payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits; and (iii) directors' fees of $24,000 paid to Mr. Wyatt.

<F6>
Mr. Wyatt retired as an officer of Coastal effective July 15, 1997.

Stock Options

     The following table sets forth information with respect to stock options granted on March 5, 1997 for the fiscal year ended December 31, 1997 to the Named Executive Officers.

                  Option/SAR Grants in Last Fiscal Year (1997)
                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                  Granted(1)        Fiscal Year(2)       ($/Sh)          Date         Value ($)(3)
           ----             ----------------- ---------------------   ----------   --------------  --------------
David A. Arledge                  50,000                6.58             47.06           3/4/07         818,609

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-           -0-

Coby C. Hesse                     30,000                3.95             47.06           3/4/07         491,165

James A. King                     10,000                1.31             47.06           3/4/07         163,722

Jeffrey A. Connelly               20,000                2.63             47.06           3/4/07         327,443

Carl A. Corrallo                  20,000                2.63             47.06           3/4/07         327,443

---------------------

<F1>
Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 15% of the option shares on the first anniversary date of the date of grant, 20% on each of the second, third and fourth anniversary dates and 25% on the fifth anniversary date.

<F2>
The options do not carry any stock appreciation rights.

<F3>
Based on the Black-Scholes option pricing model expressed as a ratio .3479 x xercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .2205, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 6.90%, (iii) a dividend yield of 0.85% and (iv) an expected option holding period of eight years. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

Option/SAR Exercises and Holdings

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1997.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1997)
                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs           Options/SARs
                                                                         at FY-End (#)        at FY-End ($)(F1)

                           Shares Acquired                               Exercisable/           Exercisable/
        Name               on Exercise (#)      Value Realized ($)       Unexercisable          Unexercisable
--------------------    -------------------    --------------------    ----------------    -----------------------
David A. Arledge               40,000               1,034,728         171,373  / 254,000   5,423,414  /  6,238,520
O. S. Wyatt, Jr.               -0-                     -0-             -0-     /  -0-         -0-     /     -0-
Coby C. Hesse                   6,000                 167,280          42,000  /  61,000   1,360,740  /  1,335,300
James A. King                  -0-                     -0-             30,000  /  30,000   1,045,680  /    724,120
Jeffrey A. Connelly            21,000                 524,610          34,600  /  40,400   1,118,264  /    884,696
Carl A. Corrallo                6,000                 190,800          41,500  /  42,000   1,247,385  /    937,240
------------------

<F1>
$-based on the market price of $61.34 at December 31, 1997.

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

     This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1997 pay levels for the CEO.

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

     To accomplish these objectives, the Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives (i.e., stock options). Certain other executive benefits are also provided. The following sections describe Coastal's plans by element of compensation and discuss how each component relates to Coastal's overall compensation philosophy.

     In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1997 in aggregate were at the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the selected publicly traded peer companies, as reflected in these companies' proxy statements. There is no effort made to assess how Coastal's executive pay levels compare to the levels of pay provided by the companies in Value Line's Diversified Natural Gas Group which is used in Coastal's total shareholder return graph since these companies vary significantly in size and scope of operations. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

     Coastal's base salary philosophy is to provide base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1997 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented and capable of creating added stockholder value.

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

     The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1997, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1997 Coastal's EBIT performance was slightly below target, resulting in the EBIT portion of the bonus paid being slightly below target. The remaining 50% of the annual bonus opportunity in 1997 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's return on equity relative to industry peers (using selected peers from among Value Line's Diversified Natural Gas Group included in the shareholder return graph), return on total capital compared to this selected group of industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established slightly below target by the Committee, in spite of the fact that

Coastal's return on equity was equal to the peer group average and that Coastal's return on total capital was actually slightly above the peer group average. The Committee established the pool slightly below target because certain other areas of operation performance were not at target levels. As a result, actual bonus payments for 1997 were slightly below target and median market levels.

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

     Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and the most recent grants are fully exercisable within 5 years of the grant date.

     Stock options were granted to certain of the Named Executive Officers in 1997 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted. The number of stock options granted by Coastal in 1997 was overall, slightly below market median levels.

      The Committee believes stock options are an important part of Coastal's total executive pay program, since employees only receive income from the options if Coastal's share price rises. In addition, shareholder approval is being sought for a new 1998 employee stock option plan. The intention of this plan is to provide enough shares for Coastal to continue making stock option awards to key employees.

1997 Chief Executive Officer Pay

     As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

     Mr. Arledge's annual salary was not adjusted in 1997, at his request. This leaves the CEO's base salary below the market median.

     Mr. Arledge's bonus for 1997 was $400,000, payable in 1998. This award was slightly below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were slightly below the aggressive Coastal targets.

      The Committee granted stock options for 50,000 shares to Mr. Arledge in 1997 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is well below market median level for the executive position held by him.

Executive Benefits

     In 1997, Coastal approved a supplemental retirement plan for Coastal's executives. This plan is intended to ensure that pensions otherwise payable to executives under Coastal's qualified pension plan, are in fact paid in spite of limits placed by the tax code on the tax deductibility of qualified retirement plans for highly paid individuals.

$1 Million Pay Deductibility Cap

     Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's proposed 1998 Incentive Stock Plan is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

     Also, at the present time, the Chairman of the Board of Directors and CEO is the only executive whose base salary plus target bonus exceeds $1 million. In order to preserve Coastal's tax deduction for base salary plus bonus for this individual, Coastal has established a nonqualified deferred compensation program. Under this program, any annual incentive awards that bring cash compensation to a level over $1 million may be deferred so that payments occur after the individual is no longer a Named Executive Officer, thus preserving the deductibility of the pay for Coastal.

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

                               Pension Plan Table
                                                              Years of Credited Service
      5-Year Final                     --------------------------------------------------------------------
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------
      $    125,000.................  $   33,877      $  45,169      $   56,461      $  67,753     $  66,948
           150,000.................      41,377         55,169          68,961         82,753        81,948
           175,000.................      48,877         65,169          81,461         97,753        96,948
           200,000.................      56,377         75,169          93,961        112,753       111,948
           225,000.................      63,877         85,169         106,461        127,753       126,948
           250,000.................      71,377         95,169         118,961        142,753       141,948
           300,000.................      86,377        115,169         143,961        172,753       171,948
           350,000.................     101,377        135,169         168,961        202,753       201,948
           400,000.................     116,377        155,169         193,961        232,753       231,948
           450,000.................     131,377        175,169         218,961        262,753       261,948
           500,000.................     146,377        195,169         243,961        292,753       291,948
           600,000.................     146,377        195,169         243,961        292,753       291,948
           700,000.................     146,377        195,169         243,961        292,753       291,948
           800,000.................     146,377        195,169         243,961        292,753       291,948
           900,000.................     146,377        195,169         243,961        292,753       291,948
         1,000,000.................     146,377        195,169         243,961        292,753       291,948
         1,100,000.................     146,377        195,169         243,961        292,753       291,948
         1,200,000.................     146,377        195,169         243,961        292,753       291,948

(A) Compensation covered under the Pension Plan and the Replacement Pension Plan generally includes only base salary and is limited to $160,000 for 1997. During 1997 the Board of Directors amended Coastal's Replacement Pension Plan to include compensation (generally base salary only) of up to $500,000 (indexed for inflation) on a prospective basis in the five year average compensation used to calculate benefits

(B) At December 31, 1997 each of the individuals named in the Summary Compensation Table who had not retired had five year average pay of $152,000 for future benefit accrual and the following years of credited service and pension payable at age 65: Mr. Arledge, 17 years, $61,968; Mr. Hesse, 11 years, $36,454; Mr. King, 5 years, $17,584; Mr. Connelly, 30 years, $101,373; and Mr. Corrallo, 11 years $29,813. Mr. Wyatt reached age 70-1/2 in January, 1995 and, because of IRS requirements concerning Coastal's qualified pension plan he began receiving pension payments in April, 1996. Mr. Wyatt retired in 1997. His payments from the plans aggregated $377,249 in 1997.

(C) The normal form of retirement income is a straight life annuity. The calculation of benefits payable under the Pension Plan includes an offset of 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 33-1/3 years).

             PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                     [GRAPH]

                           Five-Year Cumulative Values
                             $100 Invested 12/31/92
                              Dividends Reinvested
                                DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                    -----------------------------------------------------------------
                     1992        1993        1994        1995        1996        1997
                     ----        ----        ----        ----        ----        ----
Coastal             $ 100       $ 120       $ 111       $ 160       $ 211       $ 268
S&P 500               100         110         112         153         189         252
Index(F1)(F2)         100         119         110         127         184         195

<F1>
The Index is based on Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder returns weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of:
Cabot, Columbia Gas, Consolidated Nat'l. Gas, Eastern Enterprises, El Paso Nat'l. Gas, Enron, Equitable Resources, KN Energy, Mapco, Mitchell Energy, National Fuel Gas, Questar, Seagull Energy, Sonat, Southwestern Energy, Union Pacific, and Williams Co's.

<F2>
Coastal is excluded from the Index.

Transactions with Officers and Directors

     In 1987, Coastal Mart, Inc. ("Coastal Mart"), a subsidiary of Coastal, entered into a ten-year lease/purchase agreement with Pester Marketing Company ("Pester Marketing") for 220 gasoline service stations (subsequently reduced to 182 stations through disposition of assets) located in the midwestern region of the United States. Jack Pester, a principal stockholder and Chief Executive Officer of Pester Marketing, subsequently became an employee, officer and director of Coastal Mart and was elected a Senior Vice President of Coastal. Mr. Pester is no longer active in the management of Pester Marketing, and his stock interest in that company has been placed in trust. In 1994, the lease transaction was terminated pursuant to an agreement under which Coastal Mart acquired ownership of and title to 175 of the gasoline service stations and Pester Marketing retained the seven remaining stations. During 1997, Coastal and/or its subsidiaries sold approximately 14 million gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $9.97 million.

     During 1997, Coastal subsidiaries sold a total of approximately 30 million gallons of jet fuel to Laker Airways, Inc. ("Laker") and L. B. Limited, a charter airline, at prevailing market prices totaling approximately $18.8 million. O. S. Wyatt, Jr. owned approximately 51% of the stock of Laker which he disposed of in 1997; and he owns approximately one-third of the shares of L. B. Limited. A balance of approximately $4.8 million of Laker indebtedness to Coastal is guaranteed by Mr. Wyatt.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners.

     The following is information, as of March 11, 1998, on each person known or believed by Colorado to be the beneficial owner of 5% or more of any class of its voting securities:

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

     The total number of shares of stock of Coastal outstanding as of March 11, 1998 is 106,297,156 consisting of: 57,537 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), 66,744 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), and 29,204 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") (the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are referred to herein collectively as the "Preferred Stock"), 105,779,387 shares of Common Stock, and 364,284 shares of Class A Common Stock.

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

     The following table sets forth information, as of March 11, 1998, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class (1)
     -------------------                       --------------             ----------------

O. S. Wyatt, Jr.                            Class A Common Stock               154,577  (2)                42.2
Eight Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                11,522,361  (3)                10.8
Thrift Plan, ESOP and                       Class A Common Stock                58,447  (3)                15.9
Pension Plan of Coastal
and its subsidiaries
Chase Bank of Texas, N.A.
600 Travis, 10th Floor
Houston, Texas  77002

FMR Corp.                                       Common Stock                 9,846,399                      9.3
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     50.4
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              29,204  (4)               100.0
c/o David DeZurik
309F The Island Club
777 S. Federal Hwy.
Pompano Beach, Florida 33062
----------

<F1>
Class includes presently exercisable stock options held by directors and executive officers.

<F2>
Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3>
The Trustee/Custodian is the record owner of these shares; and also is the record owner of 423 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under the Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4>
Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of the Coastal.

     The following table sets forth information, as of March 11, 1998, regarding each of the current directors, including Class III directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Cordes, Gates, Johnson, MacNeil and McDade are Class III directors whose terms expire in 1998; Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1999; and Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 2000.

                                                                                                  Number of Shares
   Name, (Age), Year          Offices with Coastal                                                  Beneficially        Percent (%)
 First Became Director     and/or Principal Occupation                    Title of Class              Owned(1)          of Class(*)
 ---------------------     ---------------------------                    --------------          ----------------      -----------
David A. Arledge          Chairman of the Board, President                Common Stock                 247,792
(53), 1988                and Chief Executive Officer                     Class A Common Stock           2,352

Harold Burrow             Retired; Vice Chairman of the Board             Common Stock                 134,177  (2)
(83), 1973                of Coastal                                      Class A Common Stock          13,601               3.7

John M. Bissell           Chairman of the Board                           Common Stock                   5,096
(67), 1985                of Bissell Inc.                                 Class A Common Stock             -0-

George L. Brundrett, Jr.  Attorney                                        Common Stock                   4,910
(76), 1973                                                                Class A Common Stock           2,290

Roy D. Chapin, Jr.        Former Chairman and                             Common Stock                   3,250  (2)
(82), 1988                Chief Executive Officer                         Class A Common Stock             -0-
                          of American Motors Corporation

James F. Cordes           Retired; former Executive Vice                  Common Stock                  10,835
(57), 1985                President of Coastal                            Class A Common Stock             -0-

Roy L. Gates              Ranching and Investments                        Common Stock                   4,128
(69), 1969                                                                Class A Common Stock           2,736

Kenneth O. Johnson        Senior Vice President                           Common Stock                  36,843
(77), 1988                                                                Class A Common Stock           9,604               2.6

Jerome S. Katzin          Retired Investment Banker                       Common Stock                  41,803  (2)
(79), 1983                                                                Class A Common Stock             -0-

J. Carleton MacNeil, Jr.  Securities Brokerage and Investments            Common Stock                   1,000
(63), 1997                                                                Class A Common Stock             -0-

Thomas R. McDade          Senior Partner, Law Firm of McDade,             Common Stock                   2,500  (2)
(65), 1993                Fogler, Maines & Lohse L.L.P., Houston          Class A Common Stock             -0-

L. D. Wooddy, Jr.         Former President of Exxon                       Common Stock                   5,000
(71), 1992                Pipeline Company                                Class A Common Stock             -0-

O. S. Wyatt, Jr.          Retired; Chairman of the Executive              Common Stock               2,399,505  (2)          2.3
(73), 1955                Committee of Coastal                            Class A Common Stock         154,577  (2)         42.1

All directors and executive officers as a group                           Common Stock               3,351,390  (3)          3.1
(34 persons, including the above)                                         Class A Common Stock         186,394  (3)         50.8

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 184,114 shares of Class A Common Stock, which would constitute 50.5% of the shares of such class.




<F1>
Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Arledge (225,873 shares of Common Stock and 2,280 shares of Class A Common Stock) and Johnson (3,848 shares of Common Stock).

<F2>
Includes shares owned by the spouse of Mr. Burrow (5,000 shares of Common Stock), by the spouse of Mr. Chapin (1,000 shares of Common Stock), by the spouse of Mr. Katzin (928 shares of Common Stock), by the spouse of Mr. McDade (1,000 shares of Common Stock) and by the spouse and a son of Mr. Wyatt (265,995 shares of Common Stock and 7,354 shares of Class A Common Stock), as to which shares beneficial ownership is disclaimed.

<F3>
Includes presently exercisable stock options to purchase 544,459 shares of Common Stock and 2,280 shares of Class A Common Stock; also includes 281,112 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

     No incumbent director is related by blood, marriage or adoption to another director or to any executive officer of Coastal or its subsidiaries or affiliates.

     Except as hereafter indicated, the above table includes the principal occupation of each of the directors during the past five years. The listed executive officers have held various executive positions with Coastal during the five-year period.

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

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1997 the Company had advanced $219.7 million to associated companies at a market rate of interest. Such amount is repayable on demand.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

     1. Financial Statements and Supplemental Information.

            The following Consolidated Financial Statements of Colorado and
        Subsidiaries and Supplemental Information are included in response to
        Item 8 hereof on the attached pages as indicated:
                                                                                                          Page
                                                                                                          ----
         Independent Auditors' Report....................................................................  F-6
         Consolidated Balance Sheet at December 31, 1997 and 1996........................................  F-7
         Statement of Consolidated Earnings for the Years Ended December 31, 1997, 1996 and 1995.........  F-9
         Statement of Consolidated Retained Earnings and Additional Paid-In Capital for the Years
            Ended December 31, 1997, 1996 and 1995.......................................................  F-9
         Statement of Consolidated Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.......  F-10
         Notes to Consolidated Financial Statements......................................................  F-11
         Supplemental Information on Oil and Gas Producing Activities (Unaudited)........................  F-25

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

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

     COLORADO INTERSTATE GAS COMPANY
     (Registrant)


By:  JON R. WHITNEY
     Jon R. Whitney
     President and Chief Executive Officer
     March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  JEFFREY A. CONNELLY
     Jeffrey A. Connelly
     Director
     March 27, 1998


By:  HAROLD BURROW
     Harold Burrow
     Director
     March 27, 1998


By:  JON R. WHITNEY
     Jon R. Whitney
     Director
     March 27, 1998


By:  DAVID A. ARLEDGE
     David A. Arledge
     Principal Financial Officer and Director
     March 27, 1998

By:  DAN A. HOMEC
     Dan A. Homec
     Principal Accounting Officer
     March 27, 1998


By:  C. SCOTT HOBBS
     C. Scott Hobbs
     Director
     March 27, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward- looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including natural gas and liquids prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
     Cash flow from operating activities to capital expenditures and debt
     service requirements...................................................      193.2%      133.4%       147.5%

     Total debt to total capitalization.....................................       37.8%       35.5%        28.0%

     Times interest earned (before tax and extraordinary item)..............        6.1         7.5          8.3

     The Company's primary needs for cash are capital expenditures and debt service requirements. Capital expenditures, debt retirements and other cash needs in each of the years 1995 through 1997 and the sources of capital used to finance these expenditures are summarized in the Statement of Consolidated Cash Flows. Management believes the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     Cash flow from operating activities amounted to $136.5 million in 1997, $127.6 million in 1996 and $86.6 million in 1995. The 1997 increase can be attributed primarily to decreases for working capital requirements. Liquidity needs were met in 1997 by internally generated funds and through the issuance of $100 million in senior debentures, as discussed below.

     The Company has adopted a capital expenditure budget of approximately $111.6 million for 1998, an increase from the capital additions of $70.7 million in 1997. The anticipated increase in 1998 is the result of a $44.3 million increase for natural gas projects and a $3.4 million decrease for exploration and production projects. Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1997, the Company and certain affiliates could incur an aggregate of approximately $2.7 billion of additional indebtedness.

     In June 1997, the Company issued $100.0 million of 6.85% senior debentures due in 2037. The net proceeds from the sale of the debentures were used to retire the Company's $50.0 million senior term loan and for general corporate purposes. The 6.85% senior debentures are not redeemable prior to maturity; but each holder has the right to require the Company to redeem such debentures, in whole or in part, on June 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

     The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") to be effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the application of the new standard will have a material effect on its consolidated financial statements.

     The Company, like most other companies, is faced with the Year 2000 Issue. The Year 2000 Issue is the result of computer programs written with two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has determined that it will be necessary to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. There can also be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 Issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by early 1999. The total remaining cost for the Year 2000 Issue of approximately $3 million, which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 Issue costs will be funded through operating cash flows.

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1997, the Company had advanced $219.7 million to associated companies at a market rate of interest. Such amount is repayable on demand.

     The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating the remaining gas purchase contracts which are above market in an effort to lower its cost of gas, pursuing innovative marketing strategies and applying strict cost-cutting measures.

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company spent approximately $1 million on environmental capital projects in 1997 and anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

                              Results of Operations

Operating Revenues

     The following table reflects the increase (decrease) in operating revenues experienced by segment during the past two years (millions of dollars):

                                                                                           Increase (Decrease)
                                                                                             From Prior Year
                                                                                          -------------------
                                                                                            1997        1996
                                                                                          ------       ------
      Natural gas....................................................................     $    37      $   26
      Exploration and production.....................................................           6           7
      Adjustments and eliminations...................................................          (6)         (3)
                                                                                          -------      ------
                                                                                          $    37      $   30
                                                                                          =======      ======

Natural Gas

     The Company is subject to the regulations and accounting procedures of the FERC and historically followed the reporting and accounting requirements of FAS No. 71 "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, the Company ceased to apply the provisions of FAS
71. This accounting change has no direct effect on either the Company's ability to include the previously deferred items in future rate proceedings, or on its ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which the Company now operates.

     The Company operates under FERC Order 636. The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC requires the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, and provides that the pipeline's variable operating costs are received through the commodity billing component. Order 636 provides mechanisms for the recovery of any transition costs incurred by pipelines within a reasonable time period.

     1997 Versus 1996. Revenues from natural gas operations increased in 1997 due to a $28 million increase resulting from increased gas sales volumes, a $19 million increase related to average gas transportation prices, a $16 million increase resulting from increased gas transportation volumes and an $11 million increase related to average gas sales prices offset by a $30 million change in reservations and other net decreases of $7 million.

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

Exploration and Production

     1997 Versus 1996. Revenues from exploration and production increased in 1997 as a result of higher natural gas sales prices generating a $6 million increase.

     1996 Versus 1995. Revenues from exploration and production increased in 1996 as a result of higher natural gas sales prices generating a $5 million increase and $2 million from increased natural gas volumes.

Other Income - Net

     The decreases in 1997 and 1996 primarily reflect changes in interest income resulting from loans to affiliated companies.

Cost of Gas Sold

     1997 Versus 1996. The increase is due primarily to higher average gas purchase rates of $29 million and increased purchase volumes of $13 million partially offset by $18 million in net system balancing requirements.

     1996 Versus 1995. The increase is due primarily to higher average gas purchase rates of $31 million and $5 million in net system balancing requirements.

Operation and Maintenance

     1997 Versus 1996. Operation and maintenance expense increased in 1997 due primarily to a $10 million increase in gas used in operations and other net increases of $1 million.

     1996 Versus 1995. Operation and maintenance expense decreased in 1996 primarily due to a $3 million decrease in payroll and employee benefits due to an early retirement incentive program in 1995.

Depreciation, Depletion and Amortization

     1997 Versus 1996. The 1997 decrease of $3 million is primarily due to depreciation rate adjustments pursuant to the Company's settlement of FERC Docket No. RP96-190 and the revision of depreciation rates for certain regulated assets.

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

Operating Profit

     The following table reflects the increase (decrease) in operating profit experienced by segment during the past two years (millions of dollars):

                                                                                           Increase (Decrease)
                                                                                             From Prior Year
                                                                                          -------------------
                                                                                            1997        1996
                                                                                          -------      ------
      Natural gas....................................................................     $     2      $  (12)
      Exploration and production.....................................................           3           7
                                                                                          -------      ------
                                                                                          $     5      $   (5)
                                                                                          =======      ======

Natural Gas

     1997 Versus 1996. The natural gas segment's operating profit increase of $2 million is due to increased operating revenues of $37 million and a $3 million decrease in depreciation, depletion and amortization expense partially offset by a $24 million increase in cost of gas sold, increased operating and maintenance expenses of $9 million and other net changes of $5 million.

     1996 Versus 1995. The natural gas segment's operating profit decrease in 1996 is due to a $36 million increase in the cost of gas sold and $2 million in other items offset by a $26 million increase in operating revenues.

Exploration and Production

     1997 Versus 1996. The exploration and production segment's 1997 operating profit increase of $3 million is due to increased revenues of $6 million offset by $2 million increase in operating expenses and $1 million in other net changes.

     1996 Versus 1995. The exploration and production segment's operating profit increase in 1996 is due to increased revenues of $7 million.

Interest Expense

     1997 Versus 1996. The increase in 1997 is a result of interest on a $50 million senior term loan entered into on August 27, 1996, and the issuance of $100 million senior debentures in June 1997. See discussion under "Liquidity and Capital Resources" pertaining to the issuance and retirement of debt.

     1996 Versus 1995. The increase in 1996 is due to interest on a $50 million senior term loan, which was entered into August 27, 1996.

Taxes on Income

     Income taxes fluctuated primarily as a result of changing levels of income before taxes and changes in the effective income tax rate. The effective federal income tax rate for the Company was 33% in 1997, and 32% in both 1996 and 1995.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Colorado Interstate Gas Company
Colorado Springs, Colorado


     We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (an indirect, wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, retained earnings and additional paid-in capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colorado Interstate Gas Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP




Denver, Colorado
February 3, 1998

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                                                                              December 31,
                                                                                      ---------------------------
                                ASSETS                                                   1997            1996
                                                                                      ----------     ------------
Current Assets:
   Cash...........................................................................    $      3,508   $        539
   Notes receivable from affiliates...............................................         219,655        139,390
   Receivables....................................................................          63,319         51,961
   Receivables from affiliates....................................................          39,057         51,056
   Materials and supplies.........................................................           8,841          9,671
   Prepaid expenses...............................................................              93            417
   Current portion of deferred income taxes.......................................          38,626         26,782
                                                                                      ------------   ------------
                                                                                           373,099        279,816
                                                                                      ------------   ------------

Plant, Property and Equipment, at cost:
   Gas pipeline...................................................................       1,162,907      1,134,592
   Gas and oil properties, at full-cost...........................................         130,500        125,024
                                                                                      ------------   ------------
                                                                                         1,293,407      1,259,616

   Accumulated depreciation, depletion and amortization...........................         689,690        676,873
                                                                                      ------------   ------------
                                                                                           603,717        582,743
                                                                                      ------------   ------------

Other Assets:
   Investments in related parties.................................................          44,217         41,056
   Other deferred charges.........................................................          42,397          5,307
                                                                                      ------------   ------------
                                                                                            86,614         46,363
                                                                                      ------------   ------------

                                                                                      $  1,063,430   $    908,922
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                              December 31,
                                                                                      ---------------------------
                 LIABILITIES AND STOCKHOLDER'S EQUITY                                     1997           1996
                                                                                      ------------   ------------
Current Liabilities:
   Accounts payable and accrued expenses..........................................    $    138,708   $    132,641
   Accounts payable to affiliates.................................................          26,460         25,356
   Taxes on income................................................................           5,429         13,162
                                                                                      ------------   ------------
                                                                                           170,597        171,159
                                                                                      ------------   ------------

Debt:
   Long-term debt.................................................................         279,447        229,373
                                                                                      ------------   ------------

Deferred Credits:
   Deferred income taxes..........................................................         112,063         85,849
   Other..........................................................................          41,947          5,889
                                                                                      ------------   ------------
                                                                                           154,010         91,738
                                                                                      ------------   ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value.......................................          27,561         27,561
   Additional paid-in capital.....................................................          19,037         19,037
   Retained earnings..............................................................         412,778        370,054
                                                                                      ------------   ------------
                                                                                           459,376        416,652
                                                                                      ------------   ------------

                                                                                      $  1,063,430   $    908,922
                                                                                      ============   ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1997        1996         1995
                                                                              ----------  ----------   ---------
Revenues:
   Operating revenues:
      Nonaffiliates.......................................................    $  326,694  $  338,824   $ 332,963
      Affiliates..........................................................       122,382      73,653      49,237
                                                                              ----------  ----------   ---------
                                                                                 449,076     412,477     382,200
   Other income-net.......................................................        12,547      12,987      14,331
                                                                              ----------  ----------   ---------
                                                                                 461,623     425,464     396,531
                                                                              ----------  ----------   ---------
Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.......................................................        91,657      75,129      39,540
      Affiliates..........................................................        12,623       5,102       4,591
                                                                              ----------  ----------   ---------
                                                                                 104,280      80,231      44,131
   Operation and maintenance..............................................       171,961     160,708     163,832
   Depreciation, depletion and amortization...............................        39,327      42,301      39,037
   Interest expense.......................................................        23,816      18,861      18,092
   Taxes on income........................................................        42,015      41,305      43,723
                                                                              ----------  ----------   ---------
                                                                                 381,399     343,406     308,815
                                                                              ----------  ----------   ---------

Earnings before Extraordinary Item........................................        80,224      82,058      87,716
Extraordinary Item - Loss from Discontinuance of FAS 71,
   Net of Income Taxes....................................................             -      (6,301)          -
                                                                              ----------  ----------   ---------
Net Earnings..............................................................    $   80,224  $   75,757   $  87,716
                                                                              ==========  ==========   =========


                 STATEMENT OF CONSOLIDATED RETAINED EARNINGS AND
                           ADDITIONAL PAID-IN CAPITAL
                             (Thousands of Dollars)
                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1997        1996         1995
                                                                              ----------  ----------   ---------
Retained Earnings:
Beginning balance.........................................................    $  370,054  $  413,212   $ 364,827
   Net earnings...........................................................        80,224      75,757      87,716

   Less dividends:
      Preferred stock:
         5.50% Series.....................................................             -          15          31
      Common stock........................................................        37,500     118,900      39,300
                                                                              ----------  ----------   ---------
                                                                                  37,500     118,915      39,331
                                                                              ----------  ----------   ---------

Ending balance............................................................    $  412,778  $  370,054   $ 413,212
                                                                              ==========  ==========   =========

Additional Paid-In Capital:
Beginning balance.........................................................    $   19,037  $   19,035   $  19,035
   Gain on redemption of preferred stock..................................             -           2           -
                                                                              ----------  ----------   ---------

Ending balance............................................................    $   19,037  $   19,037   $  19,035
                                                                              ==========  ==========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                 1997        1996         1995
                                                                              ---------   ----------   ---------
Net Cash Flow From Operating Activities:
   Earnings before extraordinary item.....................................    $   80,224  $   82,058   $  87,716
   Add items not requiring cash:
      Depreciation, depletion and amortization............................        39,327      42,301      39,037
      Deferred income taxes...............................................        13,177         216      21,602
      Producer contract reformation cost recoveries.......................            14         135         140
      Other...............................................................         2,524       6,716       3,821
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
      Receivables.........................................................       (11,358)     (7,443)     73,835
      Receivables from affiliates.........................................        11,999     (38,721)     13,571
      Materials and supplies..............................................           830        (177)       (340)
      Prepaid expenses....................................................           324        (137)        348
      Accounts payable and accrued expenses...............................         6,067      17,042    (132,688)
      Accounts payable to affiliates......................................         1,104      14,004      (3,029)
      Taxes on income.....................................................        (7,733)     11,568     (17,419)
                                                                               ---------   ----------   ---------

                                                                                 136,499     127,562      86,594
                                                                               ---------   ----------   ---------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.............................       (70,661)    (95,597)    (58,716)
   Proceeds from sale of plant, property and equipment....................         8,374       7,934       1,756
   Investments in related parties.........................................        (3,161)    (40,942)     (1,341)
   Net (increase) decrease in notes receivable from affiliates............       (80,265)     70,059      11,254
   Gas supply prepayments and settlements.................................             -           -         (12)
   Recovery of gas supply prepayments.....................................            79         109         314
                                                                              ---------   ----------   ---------

                                                                                (145,634)    (58,437)    (46,745)
                                                                              ----------  ----------   ---------

Cash Flow from Financing Activities:
   Redemption of preferred stock..........................................             -        (556)          -
   Gain on redemption of preferred stock..................................             -           2           -
   Issuance of Senior Debentures..........................................        99,604           -           -
   Preferred dividends paid...............................................             -         (15)        (38)
   Common dividends paid..................................................       (37,500)   (118,900)    (39,300)
   Term loan..............................................................       (50,000)     50,000           -
                                                                              ----------   ---------   ---------

                                                                                  12,104     (69,469)    (39,338)
                                                                              ----------   ---------   ---------

Net Increase (Decrease) in Cash...........................................         2,969        (344)        511

Cash at Beginning of Year.................................................           539         883         372
                                                                              ----------   ---------   ---------

Cash at End of Year.......................................................    $    3,508  $      539   $     883
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

     The Company is regulated by, and subject to, the regulations and accounting procedures of the FERC and historically followed the reporting and accounting requirements of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71"). Effective November 1, 1996, Colorado discontinued the application of FAS 71. This accounting change has no direct effect on either the Company's ability to include the previously deferred items in future rate proceedings or on its ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which the Company operates. Further, the Company has reexamined the useful lives of its assets, and during 1997, revised the depreciation rates for certain of its assets. The impact on earnings from the revised rates was not material in 1997.

- Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions.

- Statement of Cash Flows

     For purposes of this Statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of amounts capitalized, of $24.9 million, $18.6 million and $19.3 million in 1997, 1996 and 1995, respectively. Cash payments for income taxes amounted to $32.9 million, $29.1 million and $39.5 million in 1997, 1996 and 1995, respectively.

- Materials and Supplies

     Materials and supplies are carried principally at average cost.

- Plant, Property and Equipment

     Property additions and betterments are capitalized at cost. Property additions include capitalized interest costs allocable to construction. Such costs amounted to $.2 million, $1.2 million and $.9 million in 1997, 1996 and 1995, respectively. As a result of the Company's discontinued application of FAS 71 effective November 1, 1996, the Company records capitalized interest based on the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost". Prior to November 1, 1996, and as allowed under the provisions of FAS 71, such interest costs reflected an allowance for equity and borrowed funds used during construction. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

     The Company provides for depreciation of gas system facilities on a straight-line basis with rates that vary by type of property (2% to 10% during 1997). Depreciation, depletion and amortization of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for depreciation, depletion and amortization is determined by dividing the total unrecovered carrying value of gas and oil properties (excluding costs related to unevaluated properties) plus estimated future development costs by the estimated proved reserves included therein, as estimated by an independent engineer. The average amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.91 for the year 1997, $.88 for the year 1996 and $.89 for the year 1995. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to depreciation, depletion and amortization expense. No such charge was required in the periods presented.

     The cost of minor property units replaced or retired, net of salvage, is credited to plant accounts and charged to accumulated depreciation, depletion and amortization. Since provisions for depreciation, depletion and amortization expense are generally made on a composite basis, no adjustments to accumulated depreciation, depletion and amortization are made in connection with retirements or other dispositions occurring in the ordinary course of business. Gain or loss on sales of major property units is credited or charged to income.

- Accounting Standards

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The application of the new standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company adopted Statement of Position 96-1 on Environmental Remediation Liabilities in 1997. The application of the statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     The FASB has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") to be effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that the application of the new standard will have a material effect on its consolidated financial statements.

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

2. Long-Term Debt

     Balances at December 31 were as follows (thousands of dollars):

                                                                                              1997         1996
                                                                                            ---------   ---------
      6.85% Senior Debentures, due 2037.................................................    $ 100,000   $       -
      10% Senior Debentures, due 2005...................................................      179,447     179,373
      Senior Term Loan, due 1999........................................................            -      50,000
                                                                                            ---------   ---------
                                                                                            $ 279,447   $ 229,373
                                                                                            =========   =========

     The 10% Senior Debentures, due 2005, are not redeemable prior to maturity and have no sinking fund provisions.

     In June 1997, the Company issued $100.0 million of 6.85% senior debentures due in 2037. The net proceeds from the sale of the senior debentures were used to retire the Company's $50.0 million senior term loan and for general corporate purposes. The 6.85% senior debentures are not redeemable prior to maturity; but each holder of such senior debentures has the right to require the Company to redeem such debentures, in whole or in part, on June 15, 2007, at a redemption price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

     Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1997, the Company and certain affiliates could incur an aggregate of approximately $2.7 billion of additional indebtedness.

3. Common Stock and Other Stockholders' Equity

     All of the Company's common stock is owned by Coastal Natural Gas.

     At December 31, 1997, there were no restrictions on retained earnings as to its availability for dividends on common stock.

4. Mandatory Redemption Preferred Stock

     All of the remaining shares of the Company's mandatory Redemption Preferred Stock were redeemed on July 31, 1996 at par value.

5. Fair Value of Financial Instruments

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                            December 31, 1997              December 31, 1996
                                                        ------------------------        -----------------------
                                                        Carrying           Fair         Carrying          Fair
                                                         Amount            Value         Amount           Value
                                                        --------           -----        --------          -----
                                                                          (Thousands of Dollars)
      Financial assets:
         Cash.......................................   $     3,508     $     3,508    $       539      $      539
         Notes receivable from affiliates...........       219,655         219,655        139,390         139,390
      Financial liabilities:
         Long-term debt.............................       279,447         321,866        229,373         264,600

     The carrying values of cash and notes receivable from affiliates are reasonable estimates of their fair values. The estimated value of the Company's long-term debt is based on interest rates at December 31, 1997 and 1996, respectively, for new issues with similar remaining maturities.

6. Taxes On Income

     Provisions for income taxes (benefits) before extraordinary item are composed of the following (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
      Current Income Taxes:
         Federal.............................................................    $ 25,697    $ 39,127    $ 22,406
         State...............................................................       3,141       1,962        (285)
                                                                                 --------    --------    --------
                                                                                   28,838      41,089      22,121
                                                                                 --------    --------    --------

      Deferred Income Taxes:
         Federal.............................................................      13,059          87      19,328
         State...............................................................         118         129       2,274
                                                                                 --------    --------    --------
                                                                                   13,177         216      21,602
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 42,015    $ 41,305    $ 43,723
                                                                                 ========    ========    ========

     Coastal and the Internal Revenue Service ("IRS") Appeals Office have concluded a final settlement of the adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987. The IRS has subsequently proposed additional adjustments to those returns, and Coastal will contest these adjustments before the IRS Appeals Office. Coastal's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of Coastal's federal income tax returns for 1991, 1992, 1993 and 1994 began in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

     Provisions for federal income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
      Tax expense computed by applying the U.S. federal income
         tax rate of 35%.....................................................    $ 42,784    $ 43,177    $ 45,992

      Increases (reductions) in taxes resulting from:
         State income tax cost...............................................       2,118       1,359       1,293
         Tight sands gas credit..............................................      (2,309)     (2,586)     (2,896)
         Other...............................................................        (578)       (645)       (666)
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 42,015    $ 41,305    $ 43,723
                                                                                 ========    ========    ========

     Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (thousands of dollars):

                                                                                               December 31,
                                                                                          ----------------------
                                                                                            1997          1996
                                                                                          ---------     --------
      Excess of book basis over tax basis of plant, property and equipment............    $ 111,387     $ 88,417
      Other...........................................................................          676       (2,568)
                                                                                          ---------     --------
          Deferred tax liabilities....................................................      112,063       85,849
                                                                                          ---------     --------

      Provisions for rate refunds and contested claims................................      (30,000)     (19,756)
      Accrued expenses................................................................       (5,999)      (4,236)
      Other...........................................................................       (2,627)      (2,790)
                                                                                          ---------     --------
          Deferred tax assets.........................................................      (38,626)     (26,782)
                                                                                          ---------     --------

          Deferred income taxes.......................................................    $  73,437     $ 59,067
                                                                                          =========     ========

7.    Benefit Plans

     The Company participates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1997, the Plan did not have an unfunded accumulated benefit obligation. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employee Retirement Income Security Act of 1974, as amended. Colorado made no contributions to the Plan for 1997, 1996 or 1995. Assets of the Plan are not segregated or restricted by participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

     The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to approximately $2.3 million for 1997 and $2.5 million for each of the years 1996 and 1995.

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

     The following tables set forth the accumulated postretirement benefit asset recognized in the Company's Consolidated Balance Sheet for the years ended December 31, 1997 and 1996 and the benefit cost for the years ended December 31, 1997, 1996 and 1995 (millions of dollars):

                                                                                                 December 31,
                                                                                            ----------------------
                                                                                              1997         1996
                                                                                            --------     --------
      Accumulated postretirement benefit obligation:

           Retirees......................................................................   $   (9.8)    $  (10.9)
           Fully eligible plan participants..............................................          -            -
           Other active plan participants................................................       (4.5)        (3.9)
                                                                                            --------      -------
                                                                                               (14.3)       (14.8)

      Plan assets at fair value..........................................................        9.0          5.9
                                                                                            --------      -------

      Accumulated postretirement benefit obligation in excess of plan assets.............       (5.3)        (8.9)
      Unrecognized net transition obligation.............................................       12.4         13.9
      Unrecognized net gain from past experience different from that assumed.............       (6.2)        (4.0)
                                                                                            --------     --------
      Postretirement benefit asset included in consolidated balance sheet................   $     .9     $    1.0
                                                                                            ========     ========

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
      Net postretirement benefit cost consisted of the following components:

         Service cost - benefits earned during the period....................    $     .2    $     .2    $     .3
         Interest cost on accumulated postretirement benefit obligation......          .9         1.0         1.2
         Amortization of transition obligation...............................          .8          .9          .9
         Return on assets, net of deferrals..................................         (.5)        (.4)        (.3)
         Deferred regulatory amount..........................................           -          .6         1.1
                                                                                 --------    --------    --------
         Net postretirement benefit cost.....................................    $    1.4    $    2.3    $    3.2
                                                                                 ========    ========    ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.7% in 1997, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% in 1996 and 11.2% in 1995. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately 3.7% and the net postretirement health care cost by approximately 3.7%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

8. Commitments

     The Company and its subsidiaries had rental expense of approximately $5.2 million, $4.7 million and $5.0 million in 1997, 1996 and 1995, respectively (excluding leases covering natural resources). The aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $3.6 million, $3.3 million, $3.1 million, $3.0 million and $2.3 million for the years 1998-2002, respectively, and $5.0 million thereafter.

     The Company has executed a service agreement with WIC, an affiliate, providing for the availability of pipeline transportation capacity through December 31, 2005. Under the service agreement, the Company is required to make minimum payments on a monthly basis. The estimated amounts of minimum annual payments are as follows (thousands of dollars):

             1998........................................  $  7,500
             1999........................................     7,400
             2000........................................     7,200
             2001........................................     7,100
             2002........................................     7,000
             Later years.................................    26,600

     The Company expensed approximately $6.0 million related to this agreement in 1997.

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

9. Litigation, Environmental and Regulatory Matters

- Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit.

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

- Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation, and maintenance of its pipeline facilities. The Company spent approximately $1 million on environmental capital projects in 1997 and anticipates annual environmental capital expenditures of $1 to $2 million over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

- Regulatory Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" ("Policy Statement") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy Statement, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy Statement, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy Statement. Colorado has made such filing and the FERC has accepted that tariff filing. Under the Policy Statement, a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. Some parties have sought judicial review of the FERC's acceptance of the Company's tariff filing to implement negotiated rates, but Colorado's tariff sheet remains in effect pending review. Colorado has filed for judicial review of the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated rates" (rates which could exceed the Company's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. On October 16, 1997, the FERC approved an unopposed settlement filed by Colorado that resolves all issues in this general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions. The final settlement modifies the services provided by Colorado, and the charges for those services. The final settlement became effective on November 17, 1997, and is no longer subject to review by the FERC or subject to any judicial review. Colorado has now made refunds of amounts collected which were in excess of the final settlement rates. The appeal of the "negotiated rate" provision has been consolidated with other appeals involving the same issues, and is being held in abeyance by the United States Court of Appeals for the D. C. Circuit. Pending completion of judicial review, the "negotiated rate" tariff provisions are fully effective, although during 1997 Colorado did not enter into any "negotiated rate" transactions.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order, including the 20-year term established in Order 636 as the "cap" to be applied to evaluation of bids for renewal contracts on existing facilities. On remand in February 1997, the FERC reduced the term "cap" to five years. Colorado and others have sought rehearing of this change and on other aspects of the Order on remand. Colorado argued in its rehearing request inter alia that its FERC-approved settlement of its Order 636 compliance proceeding precludes applying this change to Colorado's existing contracts entered into pursuant to Colorado's FERC-approved tariff.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

10. Extraordinary Item

     The Company is subject to the regulations and accounting procedures of the FERC and historically followed the reporting and accounting requirements of FAS
71. Effective November 1, 1996, the Company ceased to apply the provision of FAS 71 to its transactions and balances. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which the Company now operates. The impact of these changes was a charge to earnings in 1996 of $6.3 million, net of related income taxes of $(1.5) million, and is shown as an extraordinary item in the Statement of Consolidated Earnings.

11. Quarterly Results of Operations (Unaudited)

     The results of operations by quarter for the years ended December 31, 1997 and 1996 were (thousands of dollars):

                                                                                 1997 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------     --------   ---------    --------
      Revenues.................................................   $ 120,809   $  105,536  $  116,066   $ 119,212
      Cost of gas sold.........................................      29,795       18,993      26,952      28,540
                                                                  ---------   ----------  ----------   ---------
         Revenues less cost of gas sold........................      91,014       86,543      89,114      90,672
      Other costs and expenses.................................      69,824       70,411      68,069      68,815
                                                                  ---------   ----------  ----------   ---------
         Net earnings..........................................   $  21,190   $   16,132  $   21,045   $  21,857
                                                                  =========   ==========  ==========   =========


                                                                                 1996 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------     --------   ---------    --------
      Revenues.................................................   $ 116,575   $   92,427  $  106,392   $ 110,070
      Cost of gas sold.........................................      18,375       10,785      20,736      30,335
                                                                   ---------   ----------  ----------   ---------
         Revenues less cost of gas sold........................      98,200       81,642      85,656      79,735
      Other costs and expenses.................................      66,235       63,233      68,297      65,410
                                                                  ---------   ----------  ----------   ---------
      Earnings before extraordinary item.......................      31,965       18,409      17,359      14,325
      Extraordinary item-loss from discontinuance of
         FAS 71................................................           -            -           -      (6,301)
                                                                  ---------   ----------  ----------   ---------
         Net earnings..........................................   $  31,965   $   18,409  $   17,359   $   8,024
                                                                  =========   ==========  ==========   =========

     Pursuant to the Company's FERC Docket No. RP96-190 Settlement, a new rate and service structure providing for seasonal contractual changes has been put into place. Under the new structure, the Company's revenues will tend to be higher in the two heating-season quarters of the year (first and fourth quarters) than in the other two quarters. No significant difference in the total annual levels of revenue and earnings is expected to result from this change.

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

     The Company's operating revenues and operating profit (loss) for the years ended December 31, 1997, 1996 and 1995, and identifiable assets as of December 31, 1997, 1996 and 1995, by segment, are shown below (thousands of dollars):

                                                                                  Operating
                                                               Operating           Profit          Identifiable
                                                               Revenues            (Loss)             Assets
                                                            --------------     --------------     --------------
1997
----
   Natural gas............................................  $      437,445     $      133,386     $    1,036,629
   Exploration and production.............................          26,280              6,242             26,801
   Adjustments and eliminations...........................         (14,649)                 -                  -
                                                             --------------     --------------     --------------
      Segment totals......................................         449,076            139,628          1,063,430
   Other income-net.......................................          12,547             12,547                  -
   Corporate general and administrative expenses..........               -             (6,120)                 -
   Interest...............................................               -            (23,816)                 -
   Income taxes...........................................               -            (42,015)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      461,623     $       80,224     $    1,063,430
                                                            ==============     ==============     ==============

1996
----
   Natural gas............................................  $      400,423     $      131,645     $      880,807
   Exploration and production.............................          20,273              3,001             28,115
   Adjustments and eliminations...........................          (8,219)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         412,477            134,646            908,922
   Other income-net.......................................          12,987             12,988                  -
   Corporate general and administrative expenses..........               -             (5,410)                 -
   Interest...............................................               -            (18,861)                 -
   Income taxes...........................................               -            (41,305)                 -
   Extraordinary item.....................................               -             (6,301)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      425,464     $       75,757     $      908,922
                                                            ==============     ==============     ==============

1995
----
   Natural gas............................................  $      374,273     $      143,598     $      823,013
   Exploration and production.............................          13,064             (3,524)            38,435
   Adjustments and eliminations...........................          (5,137)                 -                  -
                                                            --------------     --------------     --------------
      Segment totals......................................         382,200            140,074            861,448
   Other income-net.......................................          14,331             14,331                  -
   Corporate general and administrative expenses..........               -             (4,874)                 -
   Interest...............................................               -            (18,092)                 -
   Income taxes...........................................               -            (43,723)                 -
                                                            --------------     --------------     --------------
      Consolidated Totals.................................  $      396,531     $       87,716     $      861,448
                                                            ==============     ==============     ==============

     Capital expenditures and depreciation, depletion and amortization expense by segment for the years ended December 31, 1997, 1996 and 1995, were (thousands of dollars):

                                                                                          Depreciation,
                                                                                          Depletion and
                                                                        Capital           Amortization
              Segment                                                Expenditures            Expense
              -------                                                ------------         --------------
      1997
      ----
      Natural gas.................................................     $   47,032           $  27,419
      Exploration and production..................................         18,571              11,908

      1996
      ----
      Natural gas.................................................     $   90,392           $  30,851
      Exploration and production..................................          5,205              11,450

      1995
      ----
      Natural gas.................................................     $   55,017           $  29,182
      Exploration and production..................................          3,699               9,855

     Revenues from sales and transportation of natural gas to individual customers amounting to 10% or more of the Company's consolidated revenues were as indicated below:

                                                                                     Year Ended December 31,
                                                                                  1997        1996         1995
                                                                               ----------  ----------   ---------
      Public Service Company of Colorado

         Amount (thousands of dollars).......................................  $  165,793   $ 167,222   $ 160,523
                                                                               ==========   =========   =========

         Percent.............................................................         36%         39%         40%
                                                                               ==========   =========   =========

     Revenues from any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1997, 1996 and 1995. The Company does not have any foreign operations.

     Gas sales are made primarily to public utilities and natural gas marketers which resell the gas to residential, commercial and industrial customers and to end-users in Colorado and southeastern Wyoming. Deliveries from the Company's field system are made to markets in the Texas Panhandle region. Transportation services are provided for brokers, producers, marketers, distributors, end-users and other pipelines. The Company extends credit for sales and transportation services provided to certain qualifying companies.

13. Transactions with Related Parties

     The Statement of Consolidated Earnings includes the following major transactions with related parties (thousands of dollars):

                                                           1997                  1996                  1995
                                                    ------------------   -------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------
Revenues
   Gathering and Transportation -
      Coastal Chem, Inc..........................   $  3,585      1.7%    $  2,281      1.2%    $  2,005     1.0%
      Engage Energy US, L.P.(F1).................     10,551      4.9        8,268      4.2        9,257     4.6
      Coastal Oil & Gas Corporation .............      1,679       .8        2,521      1.3        2,439     1.2
      CIG Resources Company......................      4,935      2.3        3,440      1.8            -       -
      CIG Merchant Company.......................      3,423      1.6            -        -            -       -

   Gas Sales -
      Engage Energy US, L.P.(F1).................   $  7,507      3.9%    $  7,295      4.5%    $  6,348     5.1%
      CIG Resources Company......................     35,981     18.9        9,429      5.9          323      .3
      CIG Merchant Company.......................     32,481     17.1            -        -            -       -

   Extracted Products and Gas Processing -
      Coastal Refining & Marketing, Inc..........   $  6,415     27.6%    $ 24,791     92.5%    $ 26,047    97.6%
      Coastal States Trading, Inc................          -        -            -        -          351     1.3
      Coastal Field Services Company.............     11,295     48.6        1,461      5.4            -       -

   Incidental Gasoline, Oil and Condensate
   Sales -
      Coastal Refining & Marketing, Inc..........   $  2,403     37.0%    $  1,473     29.1%    $  1,348    35.0%
      Coastal States Trading, Inc................      1,560     24.0        1,294     25.5        1,342    34.8

   Natural Gas Production -
      Engage Energy US, L.P.(F1).................   $  3,161     13.3%    $  6,878     33.9%    $  5,671    43.4%
      Coastal States Trading, Inc................          -        -          268      1.3          241     1.8

   Miscellaneous -
      Coastal Refining & Marketing, Inc..........   $     98      3.1%    $    210     10.6%    $    285    11.2%

Costs and Expenses
   Gas Purchases -
      Engage Energy US, L.P.(F1).................   $    559       .6%    $    258       .2%    $  1,345     1.9%
      Coastal Limited Ventures, Inc..............        407       .4          290       .2            -       -
      Coastal Oil & Gas Corporation..............     11,482     12.2        6,077      5.8        3,156     4.5

   Gathering, Transportation and Compression -
      WIC........................................   $  5,969     72.5%    $  4,778     67.3%    $  4,425    55.6%
      ANR Pipeline Company.......................          -        -          766     10.8          178     2.2

-----------------------

<F1>
Formerly Coastal Gas Marketing Company, which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P., in February 1997. Coastal has a 50% interest in these two companies.

     Services provided by the Company at cost for affiliated companies were $6.3 million for 1997, $7.0 million for 1996 and $5.9 million for 1995. Services provided by affiliated companies for the Company at cost were $7.5 million for 1997, $8.2 million for 1996 and $7.6 million for 1995. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing/operating of facilities and general and administrative functions. Such costs are allocated using a three factor formula consisting of revenue, property and payroll, or other methods which have been applied on a reasonable and consistent basis.

     In 1989, the Company entered into two separate five-year lease agreements with ANR Western Storage Company, an affiliate, for the rental of certain pipeline facilities. The leases were terminated in 1996 and the related facilities were purchased by the Company. Rental expense of approximately $.9 million in 1996 and $1.3 million in 1995 was recorded in conjunction with the terms of the lease agreements.

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 1997, the Company had advanced $219.7 million to associated companies at a market rate of interest. Such amount is repayable on demand.

     At December 31, 1997, the Company's investment in an affiliate, Coastal Medical Services, Inc., was $38.9 million. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     Reserves, capitalized costs, costs incurred in oil and gas acquisition, exploration and development activities, results of operations and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas system reserves and the related standardized measure of discounted future net cash flows are presented separately for natural gas operations. All reserves are located in the United States. Most of the Company- owned gas reserves are dedicated to Colorado's system.

Estimated Quantities of Proved Reserves
                                                             Natural Gas           Exploration
      Company-Owned Reserves                                   System            and Production
      ----------------------                                 -----------   --------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                             -----------   ---------      -----------     -----
      Natural Gas (MMcf):
      ------------------
           1997.............................................   248,248         75,200       38,883        362,331
           1996.............................................   267,927         74,963       39,803        382,693
           1995.............................................   302,420         66,282        7,090        375,792

      Oil, Condensate and Natural Gas Liquids (000 barrels):
      -----------------------------------------------------
           1997.............................................       349            543          363          1,255
           1996.............................................       391            427          282          1,100
           1995.............................................       126            323           36            485

     Changes in proved reserves since the end of 1994 are shown in the following table:

                                                           Natural Gas                 Oil, Condensate and NGL
                                                             (MMcf)                         (000 barrels)
                                                     --------------------------       -------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                System         Production        System        Production
---------------------                               --------        -----------      --------       -----------
Total, end of 1994..............................     334,597           79,515              11             412
                                                    --------         --------        --------          ------
Production during 1995..........................     (41,638)         (10,703)            (16)            (67)
Extensions and discoveries......................           -            2,749               -              45
Acquisitions....................................           -              522             118               2
Revisions of previous quantity estimates and
 other..........................................       9,461            1,289              13             (33)
                                                    --------         --------        --------          ------
Total, end of 1995..............................     302,420           73,372             126             359
                                                    --------         --------        --------          ------
Production during 1996..........................     (39,405)         (12,304)            (23)           (115)
Extensions and discoveries......................         264           38,714             265             320
Acquisitions....................................           -            1,100               -              10
Sales of reserves in-place......................           -           (1,580)              -             (21)
Revisions of previous quantity estimates and
 other..........................................       4,648           15,464              23             156
                                                    --------         --------        --------          ------
Total, end of 1996..............................     267,927          114,766             391             709
                                                    --------         --------        --------          ------
Production during 1997..........................     (38,135)         (12,365)            (57)           (129)
Extensions and discoveries......................       8,870           18,169               -             284
Acquisitions....................................           -                -               -               -
Sales of reserves in place......................           -          (12,924)              -             (15)
Revisions of previous quantity estimates and
 other..........................................       9,586            6,437              15              57
                                                    --------         --------        --------          ------
Total, end of 1997..............................     248,248          114,083             349             906
                                                    ========         ========        ========          ======

     Total proved reserves for the natural gas system exclude storage gas and liquids volumes. The natural gas system storage gas volumes are 40,376, 38,842 and 39,215 MMcf and storage liquids volumes are approximately 209,000, 192,000 and 138,000 barrels at December 31, 1997, 1996 and 1995, respectively. Volumes are based on Huddleston's report and include estimates which differ slightly from actuals.

Capitalized Costs Relating to Exploration and Production Activities
(thousands of dollars)
                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        -----------     -----------
Proved and Unproved Properties

Proved Properties...................................................................    $   129,770    $   124,368
Unproved Properties.................................................................            730            656
                                                                                        -----------    -----------
                                                                                            130,500        125,024
Accumulated depreciation, depletion and amortization................................       (107,489)      (101,080)
                                                                                        -----------    -----------
                                                                                        $    23,011    $    23,944
                                                                                        ===========    ===========

     The Company follows the full-cost method of accounting for oil and gas properties.


Costs Excluded from Amortization
(thousands of dollars)

     The following table summarizes the costs related to unevaluated properties which are excluded from amounts subject to amortization at December 31, 1997. The Company regularly evaluates these costs to determine whether impairment has occurred.

                                                                            Years Costs Incurred
                                             ---------------------------------------------------------------------
                                                                                                          Prior
                                                 Total         1997           1996          1995         to 1995
                                             -----------    -----------   -----------   -----------    -----------
Property Acquisition......................   $         -    $         -   $         -   $         -    $         -
Exploration...............................           197            174            23             -              -
Capitalized Interest......................             5              5             -             -              -
                                             -----------    -----------   -----------   -----------    -----------
                                             $       202    $       179   $        23   $         -    $          -
                                             ===========    ===========   ===========   ===========    ============

Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities
(thousands of dollars)
                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
Property acquisition costs:
      Proved.................................................................    $     27    $     51    $    436
      Unproved...............................................................           8           2           -
Exploration costs............................................................         237         107          40
Development costs............................................................      18,178       5,040       3,200

Results of Operations for Exploration and Production Activities
(thousands of dollars)
                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
Revenues:
   Sales.....................................................................    $  5,255    $  1,994    $  2,313
   Transfers.................................................................      20,847      17,256      10,799
                                                                                 --------    --------    --------
      Total..................................................................      26,102      19,250      13,112

Production costs.............................................................      (5,660)     (3,656)     (4,142)
Operating expenses...........................................................      (2,467)     (2,165)     (2,590)
Depreciation, depletion and amortization.....................................     (11,908)    (11,450)     (9,855)
                                                                                 --------    --------    --------
                                                                                    6,067       1,979      (3,475)

Income tax benefit ..........................................................         186       1,893       4,112
                                                                                 --------   ---------    --------

Results of operations for producing activities (excluding corporate
   overhead and interest costs)..............................................    $  6,253    $  3,872    $    637
                                                                                 ========    ========    ========

     The average amortization rate per equivalent Mcf was $0.91 in 1997, $0.88 in 1996 and $0.89 in 1995.

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

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by recent declines in both natural gas and crude oil prices, may be subject to material future revisions (thousands of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1997                         1996                        1995
                               -------------------------     -----------------------      -----------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 System      Production      System      Production       System      Production
                               -----------   -----------   -----------   -----------   -----------   ------------
Future cash inflows..........  $   291,333   $   239,278   $   430,290   $   440,567   $   286,853   $   104,369
Future production and
   development costs.........      (87,111)     (112,544)      (85,619)     (139,864)      (82,282)      (49,586)
Future income tax expenses...      (66,657)      (28,622)     (117,047)      (93,337)      (68,163)       (6,872)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........      137,565        98,112       227,624       207,366       136,408        47,911
10% annual discount for
   estimated timing of cash
   flows.....................      (57,330)      (37,876)      (87,979)      (88,165)      (61,368)      (14,278)
                               -----------   -----------   -----------   -----------   -----------   -----------
Standardized measure of
   discounted future net
   cash flows................  $    80,235   $    60,236   $   139,645   $   119,201   $    75,040   $    33,633
                               ===========   ===========   ===========   ===========   ===========   ===========

     Principal sources of change in the standardized measure of discounted future net cash flows during each year are as follows (thousands of dollars):

                                                                Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1997                         1996                        1995
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 System      Production      System      Production       System      Production
                               -----------   -----------   -----------   -----------   -----------   ------------
Sales and transfers, net of
   production costs..........  $   (34,454)  $   (19,411)  $   (44,992)  $   (14,644)  $   (30,580)  $    (7,726)
Net changes in prices and
   production costs..........      (52,962)      (80,968)       94,990        73,599        45,874       (10,302)
Extensions and discoveries...       10,343        12,625         3,548        48,073             -         1,149
Acquisitions.................            -             -             -         2,169           941           388
Sales of reserves in-place...            -       (19,840)            -        (1,668)            -             -
Development costs incurred
   during the period that
   reduced estimated future
   development costs.........            -             -             -           167             -           496
Revisions of previous quantity
   estimates, timing and other     (34,149)       (4,187)       38,935        22,054       (15,449)       (4,573)
Accretion of discount........       17,924        15,171         6,680         2,142         7,325         4,497
Net change in income taxes...       33,888        37,645       (34,556)      (46,324)         (843)        3,174
                               -----------   -----------   -----------   -----------   -----------   -----------
     Net change..............  $   (59,410)  $   (58,965)  $    64,605   $    85,568   $     7,268   $   (12,897)
                               ===========   ===========   ===========   ===========   ===========   ===========

     None of the amounts include any value for storage gas and liquids volumes, which were approximately 40.4 Bcf and 209 thousand barrels, respectively, at the end of 1997. Volumes are based on Huddleston's report and include estimates which differ slightly from actuals.

                                  EXHIBIT INDEX


Exhibit
Number                                    Document
--------      -----------------------------------------------------------------

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