Form 10-Q
period 1998-03-31
COLORADO INTERSTATE GAS CO
filed 1998-05-15
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     As of April 30, 1998, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                  March 31,         December 31,
                                     ASSETS                                        1998                 1997
                                                                               ---------------     --------------
                                                                                 (Unaudited)

Current Assets:
   Cash....................................................................    $         1,124     $        3,508
   Notes receivable from affiliates........................................            272,257            219,655
   Receivables.............................................................             47,311             63,319
   Receivables from affiliates.............................................             35,089             39,057
   Materials and supplies..................................................              8,632              8,841
   Prepaid expenses........................................................              1,093                 93
   Current portion of deferred income taxes................................             32,798             38,626
                                                                               ---------------     --------------
                                                                                       398,304            373,099
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,177,346          1,162,907
   Gas and oil properties, at full-cost....................................            136,264            130,500
                                                                               ---------------     --------------
                                                                                     1,313,610          1,293,407

   Accumulated depreciation, depletion and amortization....................            698,622            689,690
                                                                               ---------------     --------------
                                                                                       614,988            603,717
                                                                               ---------------     --------------

Other Assets:
   Investments in related parties..........................................             45,035             44,217
   Other deferred charges..................................................             42,468             42,397
                                                                               ---------------     --------------
                                                                                        87,503             86,614
                                                                               ---------------     --------------

                                                                               $     1,100,795     $    1,063,430
                                                                               ===============     ==============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                  March 31,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1998                1997
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Accounts payable and accrued expenses...................................    $     136,417        $    138,708
   Accounts payable to affiliates..........................................           26,749              26,460
   Taxes on income.........................................................           14,336               5,429
                                                                               -------------        ------------
                                                                                     177,502             170,597
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,465             279,447
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          111,724             112,063
   Other...................................................................           43,940              41,947
                                                                               -------------        ------------
                                                                                     155,664             154,010
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          441,566             412,778
                                                                               -------------        ------------
                                                                                     488,164             459,376
                                                                               -------------        ------------

                                                                               $   1,100,795        $  1,063,430
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.....................................................................    $ 101,880   $  96,548
      Affiliates........................................................................       27,614      21,885
                                                                                            ---------   ---------
                                                                                              129,494     118,433
   Other income - net...................................................................        3,690       2,376
                                                                                            ---------   ---------
                                                                                              133,184     120,809

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.....................................................................       28,570      27,503
      Affiliates........................................................................        4,145       2,292
                                                                                            ---------   ---------
                                                                                               32,715      29,795
   Operation and maintenance............................................................       40,269      41,403
   Depreciation, depletion and amortization.............................................        8,761      11,186
   Interest expense.....................................................................        6,184       5,585
   Taxes on income......................................................................       16,467      11,650
                                                                                            ---------   ---------
                                                                                              104,396      99,619

Net Earnings............................................................................    $  28,788   $  21,190
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1998            1997
                                                                                   ---------        ---------
                                                                                           (Unaudited)

Net Cash Flow From Operating Activities:
   Net earnings ...............................................................    $  28,788        $ 21,190
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization.................................        8,761          11,186
      Deferred income taxes....................................................        5,440          (1,142)
      Other....................................................................        2,386           1,845

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables...........................................................       16,008           1,471
         Receivables from affiliates...........................................        3,968          23,271
         Materials and supplies................................................          209              47
         Prepaid expenses......................................................       (1,000)            245
         Accounts payable and accrued expenses.................................       (2,291)         (5,235)
         Accounts payable to affiliates........................................          289          (3,108)
         Taxes on income.......................................................        8,907           4,213
                                                                                   ---------        --------
                                                                                      71,465          53,983
                                                                                   ---------        --------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment..................................      (18,777)         (8,296)
   Proceeds from sale of plant, property and equipment.........................          586              93
   Increase in gas stored......................................................       (2,238)         (6,639)
   Investments in related parties..............................................         (818)           (829)
   Net increase in notes receivable from affiliates............................      (52,602)        (37,931)
                                                                                   ---------        --------
                                                                                     (73,849)        (53,602)

Net Increase (Decrease) in Cash................................................       (2,384)            381

Cash at Beginning of Period....................................................        3,508             539
                                                                                   ---------        --------

Cash at End of Period..........................................................    $   1,124        $    920
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows. In 1997, the Company reexamined the useful lives of its assets. Effective October 1997, the depreciation rates for certain of the Company's assets were revised. For the three months ended March 31, 1998, this revision had the effect of increasing net earnings by $1.1 million.

     Materials and supplies are carried principally at average cost.

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. The application of the new standard did not have a material effect on the Company's consolidated financial statements as the Company currently does not have any material items of other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in 1998. See Note 4.

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") in 1998. FAS 132, which revises employer disclosures regarding pension plans and other postretirement plans, is not expected to have a material effect on the Company's consolidated financial statements.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), to be effective for periods beginning after December 15, 1998. The Company adopted SOP 98-1 in 1998. SOP 98-1 establishes standards for the treatment of costs associated with software developed or obtained for internal use. SOP 98-1 is not expected to have a material effect on the Company's consolidated financial statements.

     The AICPA has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were not material for the three months ended March 31, 1998, and $.7 million for the three months ended March 31, 1997. Cash payments for income taxes amounted to $3.0 million for the three months ended March 31, 1998 and $8.6 million for the three months ended March 31, 1997.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Current Income Taxes:
         Federal........................................................................    $  10,051   $  11,978
         State..........................................................................          976         814
                                                                                            ---------   ---------
                                                                                               11,027      12,792

      Deferred Income Taxes
         Federal........................................................................        4,828        (976)
         State..........................................................................          612        (166)
                                                                                            ---------   ---------
                                                                                                5,440      (1,142)

      Taxes on Income...................................................................    $  16,467   $  11,650
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

4.   Segment Information

     The Company adopted FAS 131 in 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires those companies to report selected information about the operating segments (in thousands of dollars):

                                                                             Three Months Ended March 31, 1998
                                                                                        (Unaudited)
                                                                       --------------------------------------------
                                                                                       Exploration
                                                                                           and
                                                                        Natural Gas    Production         Total
                                                                        -----------   ------------     -----------

Operating Revenues from External Customers....................          $   127,829    $    1,665      $   129,494
Intersegment Revenues.........................................                   -          4,590            4,590
Earnings Before Interest and Income Taxes.....................               50,301         1,138           51,439


                                                                             Three Months Ended March 31, 1997
                                                                                        (Unaudited)
                                                                       --------------------------------------------
                                                                                       Exploration
                                                                                           and
                                                                        Natural Gas    Production         Total
                                                                        -----------   ------------     ------------

Operating Revenues from External Customers....................          $   115,616     $    2,817      $   118,433
Intersegment Revenues.........................................                   -           6,015            6,015
Earnings Before Interest and Income Taxes.....................               34,193          4,232           38,425

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

     Regulatory Matters

     On January 31, 1996, the Federal Energy Regulatory Commission ("FERC") issued a "Statement of Policy and Request for Comments" ("Policy Statement"). Under this Policy Statement, (i) a pipeline and a customer are allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"), and (ii) a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. To implement this Policy Statement, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy Statement. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On March 29, 1996, Colorado filed with the FERC under Docket No. RP96-190 to increase its rates by approximately $30 million annually, to realign certain transportation services and to add tariff language that would allow Colorado to enter into "negotiated rates" (rates which could exceed Colorado's "cost-based" rates) in certain circumstances, subject to FERC policies. On April 25, 1996, the FERC accepted the rate change filing and the transportation service realignment to become effective October 1, 1996, subject to refund, and also accepted the "negotiated rate" tariff provision to become effective May 1, 1996. On October 16, 1997, the FERC approved an unopposed settlement filed by Colorado that resolved all issues in the general rate case except the issues that are on appeal relating to the "negotiated rate" tariff provisions discussed above. The final settlement became effective on November 17, 1997, and is no longer subject to review by the FERC or subject to any judicial review. Colorado has now made refunds of amounts collected which were in excess of the final settlement rates.

     Certain parties sought judicial review of the acceptance of the "negotiated rate" tariff provisions. That appeal has been consolidated with other similar appeals, and the FERC has sought to have the appeal dismissed. No action has been taken by the court on the FERC's dismissal request. Colorado has filed for judicial review of the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. Colorado's appeal of the "negotiated rate" provision has been consolidated with other appeals involving the same issues, and is being held in abeyance by the United States Court of Appeals for the D.C. Circuit. Pending completion of judicial review, the "negotiated rate" tariff provisions are fully effective. During 1997, Colorado did not enter into any "negotiated rate" transactions.

     In July 1996, the United States Court of Appeals for the D. C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order, including the 20-year term established in Order 636 as the "cap" to be applied to evaluation of bids for renewal contracts on existing facilities. On remand in February 1997, the FERC reduced the term "cap" to five years. Colorado and others have sought rehearing of this change and on other aspects of the Order on remand. Colorado argued in its rehearing request inter alia that its FERC-approved settlement in its Order 636 compliance proceeding precludes applying this change to Colorado's existing contracts entered into pursuant to Colorado's FERC-approved tariff.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including natural gas and liquids prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     The Company uses the following consolidated ratios to measure liquidity and its ability to meet future funding needs and debt service requirements.

                                                                                       Twelve Months Ended
                                                                                    March 31,     December 31,
                                                                                      1998             1997
                                                                                  ------------    ------------
                                                                                   (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    189.9%           193.2%
      Total debt to total capitalization.........................................     36.4%            37.8%
      Times interest earned (before tax).........................................      6.5              6.1

     The decrease in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to increased capital expenditures partially offset by increased earnings. The decrease in the total debt to total capitalization ratio is due to increased retained earnings resulting from 1998 first quarter earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax.

     The Company's primary needs for cash are capital expenditures. Capital expenditures, debt retirements and other cash needs as well as the sources of capital to finance these expenditures are summarized in the Statement of Consolidated Cash Flows. Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating the remaining gas purchase contracts which are above market in an effort to lower its cost of gas, pursuing innovative marketing strategies and applying strict cost-cutting measures.

     The AICPA has issued SOP 98-5, to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

                              Results of Operations

     The change in the Company's earnings for the three month period ended March 31, 1998, in comparison to the corresponding period in 1997, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Natural gas..........................................................................    $ 127,829   $ 115,616
   Exploration and production...........................................................        6,255       8,832
   Eliminations.........................................................................       (4,590)     (6,015)
                                                                                            ---------   ---------
                                                                                            $ 129,494   $ 118,433
                                                                                            =========   =========

     Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment was as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

   Natural gas..........................................................................    $  50,301   $  34,193
   Exploration and production...........................................................        1,138       4,232
                                                                                            ---------   ---------
                                                                                            $  51,439   $  38,425
                                                                                            =========   =========

     Natural Gas. The increase in operating revenues of $12.2 million for the three months ended March 31, 1998 from the comparable 1997 period is due to a $14.5 million increase related to increased gas sales volumes, an $8.3 million increase related to gas transportation rates and a $4.5 million increase due to gas transportation volumes, partially offset by a $12.3 million decrease due to average gas sales prices and other miscellaneous net decreases of $2.8 million.

     Other income increased $1.1 million for the three months ended March 31, 1998 from the comparable 1997 period due to increased interest income from affiliates.

     Cost of gas sold increased by $1.5 million for the three month period ended March 31, 1998 from the comparable period in 1997 primarily as the result of $16.5 million from increases in gas purchase volumes and net system balancing requirements of $4.3 million offset by an $18.4 million decrease related to decreased average gas purchase rates and other net decreases of $.9 million.

     Operation and maintenance expenses decreased by $1.4 million for the three month period ended March 31, 1998 from the comparable period in 1997 due primarily to a $1.9 million decrease in gas used in operations, a $1.1 million decrease in materials and supplies expenses and other miscellaneous decreases of $.8 million offset by a $2.4 million increase in property taxes.

     Depreciation, depletion and amortization decreased $2.9 million for the three month period ended March 31, 1998 from the comparable period in 1997 due primarily to depreciation rate adjustments pursuant to the Company's settlement of FERC Docket No. RP96-190 and the revision of depreciation rates as discussed in Note 1 of Notes to Consolidated Financial Statements.

     Exploration and Production. The decrease in operating revenues of $2.6 million for the three months ended March 31, 1998 from the comparable 1997 period is primarily due to decreased average natural gas prices of $3.5 million and other net decreases of $.6 million offset by a $1.5 million increase related to higher gas sales volumes.

     Other income increased by $.2 million for the three months ended March 31, 1998 from the comparable 1997 period as a result of increased interest income from affiliates.

     Operation and maintenance expenses increased by $.3 million for the three months ended March 31, 1998 from the comparable 1997 period primarily as a result of increased property taxes.

     Depreciation, depletion and amortization expenses increased by $.5 million for the three months ended March 31, 1998 from the comparable 1997 period due to higher production volumes and higher depreciation rates.

     Interest Expense. The increase in 1998 from the comparable 1997 period is due primarily to interest on a $100 million, 6.85% senior debenture issued in June 1997 used in part to retire a $50 million senior term loan.

      Taxes on Income. The income tax increase in 1998 as compared to the same period in 1997 is due primarily to increased earnings before income taxes.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            (27) Financial Data Schedule.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COLORADO INTERSTATE GAS COMPANY
                                                         (Registrant)



Date:  May 13, 1998                      By:             DAN A. HOMEC
                                              --------------------------------
                                                         Dan A. Homec
                                                  Assistant Vice President
                                                       and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                               Description
--------------------------------------------------------------------------------
 27                Financial Data Schedule