Form 10-Q
period 1998-06-30
COLORADO INTERSTATE GAS CO
filed 1998-08-13
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1998, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                  June 30,          December 31,
                                     ASSETS                                         1998                1997
                                                                               ---------------     --------------
                                                                                 (Unaudited)

Current Assets:
   Cash....................................................................    $         4,262     $        3,508
   Notes receivable from affiliates........................................            276,847            219,655
   Accounts receivable.....................................................             35,752             63,319
   Accounts receivable from affiliates.....................................             32,130             39,057
   Materials and supplies..................................................              8,516              8,841
   Prepaid expenses........................................................              1,075                 93
   Current portion of deferred income taxes................................             35,393             38,626
                                                                               ---------------     --------------
                                                                                       393,975            373,099
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,197,662          1,162,907
   Gas and oil properties, at full-cost....................................            140,187            130,500
                                                                               ---------------     --------------
                                                                                     1,337,849          1,293,407

   Accumulated depreciation, depletion and amortization....................            706,141            689,690
                                                                               ---------------     --------------
                                                                                       631,708            603,717
                                                                               ---------------     --------------

Other Assets:
   Investments.............................................................             46,585             44,217
   Other deferred charges..................................................             39,487             42,397
                                                                               ---------------     --------------
                                                                                        86,072             86,614
                                                                               ---------------     --------------

                                                                               $     1,111,755     $    1,063,430
                                                                               ===============     ==============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                  June 30,          December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1998                1997
                                                                               -------------        ------------
                                                                                (Unaudited)

Current Liabilities:
   Notes payable to affiliates.............................................    $       5,416        $          -
   Accounts payable and accrued expenses...................................          116,649             138,708
   Accounts payable to affiliates..........................................           43,641              26,460
   Taxes on income.........................................................            7,441               5,429
                                                                               -------------        ------------
                                                                                     173,147             170,597
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,483             279,447
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          116,413             112,063
   Other...................................................................           39,194              41,947
                                                                               -------------        ------------
                                                                                     155,607             154,010
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          456,920             412,778
                                                                               -------------        ------------
                                                                                     503,518             459,376
                                                                               -------------        ------------

                                                                               $   1,111,755        $  1,063,430
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   69,877  $   74,134   $ 171,758   $ 170,682
      Affiliates................................................       31,427      28,757      59,040      50,642
                                                                   ----------  ----------   ---------   ---------
                                                                      101,304     102,891     230,798     221,324
   Other income - net...........................................        4,003       2,645       7,693       5,021
                                                                   ----------  ----------   ---------   ---------
                                                                      105,307     105,536     238,491     226,345
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................       24,905      16,150      53,475      43,653
      Affiliates................................................        3,201       2,843       7,346       5,135
                                                                   ----------  ----------   ---------   ---------
                                                                       28,106      18,993      60,821      48,788
   Operation and maintenance....................................       41,100      44,332      81,369      85,735
   Depreciation, depletion and amortization.....................        7,105      11,028      15,866      22,214
   Interest expense.............................................        6,125       5,698      12,309      11,283
   Taxes on income..............................................        7,517       9,353      23,984      21,003
                                                                   ----------  ----------   ---------   ---------
                                                                       89,953      89,404     194,349     189,023
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   15,354  $   16,132   $  44,142   $  37,322
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                          1998            1997
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    44,142      $   37,322
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization....................................         15,866          22,214
      Deferred income taxes.......................................................          7,464          (1,132)
      Other.......................................................................          1,534           1,933

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable......................................................         27,567          (3,936)
         Accounts receivable from affiliates......................................          6,927          24,113
         Materials and supplies...................................................            325             379
         Prepaid expenses.........................................................           (982)            245
         Accounts payable and accrued expenses....................................        (22,059)          1,130
         Accounts payable to affiliates...........................................         17,181          (4,427)
         Taxes on income..........................................................          2,012          (2,797)
                                                                                      -----------      ----------
                                                                                           99,977          75,044
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (43,076)        (26,193)
   Proceeds from sale of plant, property and equipment............................            230           3,391
   Increase in gas stored.........................................................         (2,233)         (7,296)
   Investments in related parties.................................................         (2,368)         (2,253)
   Net increase in notes receivable from affiliates...............................        (57,192)        (92,445)
                                                                                      -----------      ----------
                                                                                         (104,639)       (124,796)

Cash Flow from Financing Activities:
   Issuance of senior debentures..................................................              -          99,640
   Repayment of notes payable - Bank..............................................              -         (50,000)
   Net increase in notes payable to affiliates....................................          5,416               -
                                                                                      -----------      ----------
                                                                                            5,416          49,640
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................            754            (112)

Cash at Beginning of Period.......................................................          3,508             539
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $     4,262      $      427
                                                                                      ===========      ==========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows. In 1997, the Company reexamined the useful lives of its assets. Effective October 1997, the depreciation rates for certain of the Company's assets were revised. For the three and six months ended June 30, 1998, this revision had the effect of increasing net earnings by $1.4 million and $2.5 million, respectively.

     Materials and supplies are carried principally at average cost.

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. The application of the new standard did not have a material effect on the Company's consolidated financial statements as the Company currently does not have any material items of other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in 1998. See Note 4 for additional information on FAS 131.

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"), in 1998. FAS 132, which revises employer disclosures regarding pension plans and other postretirement plans, is not expected to have a material effect on the Company's consolidated financial statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were $13.3 million and $10.9 million for the six month periods ended June 30, 1998 and June 30, 1997, respectively. Cash payments for income taxes amounted to $14.5 million and $23.4 million for the six month periods ended June 30, 1998 and June 30, 1997, respectively.

2. Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Current Income Taxes:
      Federal...................................................   $    4,926  $    8,619   $  14,977   $  20,597
      State.....................................................          567         724       1,543       1,538
                                                                   ----------  ----------   ---------   ---------
                                                                        5,493       9,343      16,520      22,135
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        1,879          49       6,707        (927)
      State.....................................................          145         (39)        757        (205)
                                                                   ----------  ----------   ---------   ---------
                                                                        2,024          10       7,464      (1,132)
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    7,517  $    9,353   $  23,984   $  21,003
                                                                   ==========  ==========   =========   =========

     Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3. Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4. Segment Information

     The Company adopted FAS 131 in 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires those companies to report selected information about the operating segments. Data for 1997 has been reclassified to conform with current reporting practices following the standards in FAS 131 (in thousands of dollars):

                                        Three Months Ended June 30, 1998        Six Months Ended June 30, 1998
                                      ------------------------------------   -------------------------------------
                                                   Exploration                             Exploration
                                        Natural        and                      Natural        and
                                          Gas      Production       Total         Gas      Production      Total
                                        -------   ------------   -----------    -------   ------------   -----------
                                                   (Unaudited)                             (Unaudited)

Operating Revenues from
 External Customers................   $  100,400   $      904   $  101,304   $  228,229   $    2,569    $  230,798
Intersegment Revenues..............            -        2,219        2,219            -        6,809         6,809
Earnings (Loss) Before Interest
  and Income Taxes.................       29,455         (459)      28,996       79,756          679        80,435


                                        Three Months Ended June 30, 1997     Six Months Ended June 30, 1997
                                      ----------------------------------   --------------------------------
                                                   Exploration                             Exploration
                                        Natural        and                      Natural        and
                                          Gas      Production       Total         Gas      Production      Total
                                        -------   ------------   -----------    -------   ------------   -----------
                                                   (Unaudited)                             (Unaudited)

Operating Revenues from
 External Customers................   $  100,267   $    2,624   $  102,891   $  215,883   $    5,441    $  221,324
Intersegment Revenues..............            -        1,267        1,267            -        7,282         7,282
Earnings (Loss) Before Interest
 and Income Taxes..................       31,899         (716)      31,183       66,092        3,516        69,608

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund", as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party ("PRP") in any "Superfund" waste disposal sites. However, the Company has received notice from a committee formed from a group of 55 companies who are named as PRPs at one site requesting the Company pay a de minimis share of the associated clean-up costs.

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

     Regulatory Matters

     On January 31, 1996, the Federal Energy Regulatory Commission ("FERC") issued a "Statement of Policy and Request for Comments" ("Policy"). Under this Policy, (i) a pipeline and a customer are allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"), and (ii) a pipeline must also make subsequent tariff filings each time the pipeline negotiates a rate for service which is outside of the minimum and maximum range for the pipeline's cost-based recourse rates. To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy.

     On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all service, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. Comments on both of these matters are due on November 9, 1998.

     On March 29, 1996, Colorado filed with the FERC to change its rates, and as part of that filing, included tariff sheets that would allow Colorado to implement "negotiated rate" transactions pursuant to the Policy. The rate change aspects of that filing have been fully resolved, although certain parties have appealed the FERC's acceptance of the "negotiated rate" tariff provisions. That appeal was dismissed by the United States Court of Appeals for the D.C. Circuit as being premature. Separately, Colorado has appealed the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. That appeal was consolidated with other similar appeals, and those appeals are being held in abeyance by the Court. During the appeal process, the "negotiated rate" tariff provisions approved by the FERC in Colorado's general rate case are fully effective. During 1997 and for the six month period ended June 30, 1998, Colorado did not enter into any "negotiated rate" transactions.

     In July 1996, the United States Court of Appeals for the D. C. Circuit upheld the basic structure of FERC Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In response to the remand, the FERC issued Order 636-C on February 27, 1997. Order 636-C: (i) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (ii) reduced from 20 years to five years, the maximum "cap" to be included in bids to renew existing contracts in order to retain capacity. Colorado and others sought rehearing and clarification of Order 636-C, and Colorado also made the appropriate compliance filings with the FERC. As to the term "cap" issue, in its order on rehearing (Order No. 636-D issued May 28, 1998), the FERC confirmed that it would consider the existence of settlements in determining whether any existing contracts should be shortened. Colorado did not appeal Orders 636-C and 636-D, but certain other parties have submitted appeals.

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

                                                                                       Twelve Months Ended
                                                                                   ---------------------------
                                                                                     June 30,     December 31,
                                                                                       1998            1997
                                                                                   -------------  ------------
                                                                                    (Unaudited)

     Cash flow from operating activities to capital expenditures
        and debt service requirements...........................................    184.4%           193.2%
     Total debt to total capitalization.........................................     35.7%            37.8%
     Times interest earned (before tax).........................................      6.3              6.1

     The decrease in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to increased capital expenditures partially offset by working capital changes. The decrease in the total debt to total capitalization ratio is due to increased retained earnings resulting from 1998 first half earnings. The increase in the times interest earned ratio can be attributed to increased earnings before tax partially offset by increased interest expense.

     The Company's primary needs for cash are capital expenditures and debt service requirements. Capital expenditures, debt retirements and other cash needs, as well as the sources of capital to finance these expenditures, are summarized in the Statement of Consolidated Cash Flows. Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating the remaining gas purchase contracts which are above market in an effort to lower its cost of gas, pursuing innovative marketing strategies and applying strict cost-cutting measures.

     The Financial Accounting Standards Board has issued FAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

     The AICPA has issued SOP 98-5, to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

                              Results of Operations

     The change in the Company's earnings for the three and six month periods ended June 30, 1998, in comparison to the corresponding periods in 1997, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

        Natural gas.............................................   $  100,400  $  100,267   $ 228,229   $ 215,883
        Exploration and production..............................        3,123       3,891       9,378      12,723
        Eliminations............................................       (2,219)     (1,267)     (6,809)     (7,282)
                                                                   ----------  ----------   ---------   ---------

                                                                   $  101,304  $  102,891   $ 230,798   $ 221,324
                                                                   ==========  ==========   =========   =========

     Earnings Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

        Natural gas.............................................   $   29,455  $   31,899   $  79,756   $  66,092
        Exploration and production..............................         (459)       (716)        679       3,516
                                                                   ----------  ----------   ---------   ---------

                                                                   $   28,996  $   31,183   $  80,435   $  69,608
                                                                   ==========  ==========   =========   =========

     Natural Gas. The increase in operating revenues of $.1 million for the three months ended June 30, 1998 from the comparable 1997 period is due to a $4.7 million increase in gas sales volumes, a $1.9 million increase related to transportation volumes and other miscellaneous net increases of $.2 million partially offset by reduced transportation revenues of $6.7 million due to lower average rates net of reservations. The increase in operating revenues of $12.3 million for the six months ended June 30, 1998 from the comparable 1997 period is due to a $18.4 million increase in gas sales volumes, an increase of $6.5 million related to transportation volumes and an increase of $3.5 million due to average transportation rates net of reservations, partially offset by a $9.6 million decrease due to average gas sales prices, a decrease of $2.9 million in gas stored for others, a $2.9 million decrease in extracted products revenues and other miscellaneous net decreases of $.7 million.

     Other income increased $1.2 million for the three month period and $2.4 million for the six month period ended June 30, 1998 from the respective comparable 1997 periods due to increased interest income from affiliates.

     Cost of gas sold increased by $9.9 million for the three month period ended June 30, 1998 from the comparable period in 1997 primarily as a result of $6.4 million from increases in average gas purchase rates and reduced net system balancing requirements of $5.0 million partially offset by other net decreases of $1.5 million. Cost of gas sold increased by $11.6 million during the six month period ended June 30, 1998 from the comparable period in 1997 primarily as a result of a $16.0 million increase due to gas purchase volumes and reduced net system balancing requirements of $9.3 million offset by a $12.0 million decrease related to decreased average gas purchase rates and $1.7 million in other net decreases.

     Operation and maintenance expenses decreased by $3.3 million for the three months ended June 30, 1998 from the comparable period in 1997 due primarily to a $2.1 million decrease in gas used in operations, a $.7 million decrease in materials and supplies expenses and other miscellaneous decreases of $.5 million. Operating and maintenance expenses decreased by $4.8 million for the six months ended June 30, 1998 from the comparable period in 1997 due primarily to a $4.0 million decrease in gas used in operations and a $1.9 million decrease in materials and supplies expenses partially offset by other miscellaneous increases of $1.1 million.

     Depreciation, depletion and amortization decreased $2.9 million for the three month period and $5.8 million for the six month period ended June 30, 1998 from the comparable periods in 1997 due primarily to depreciation rate adjustments pursuant to the Company's settlement of FERC Docket No. RP96-190 and the revision of depreciation rates as discussed in Note 1 of Notes to Consolidated Financial Statements.

     Exploration and Production. The decrease in operating revenues of $.8 million for the three months ended June 30, 1998 from the comparable 1997 period is primarily due to decreased gas sales volumes equating to $2.6 million and other net decreases of $.2 million partially offset by a $2.0 million increase related to higher average natural gas prices. The decrease in operating revenues of $3.3 million for the six months ended June 30, 1998, as compared to the same period in 1997, is a result of a $1.5 million decrease in average natural gas prices, a $1.2 million decrease in gas sales volumes and other net decreases of $.6 million.

     Other income increased by $.2 million for the three month period and by $.3 million for the six month period ended June 30, 1998 from the respective comparable 1997 periods as a result of increased interest income from affiliates.

     Operation and maintenance expenses increased by $.1 million for the three month period and $.4 million for the six month period ended June 30, 1998 from the respective comparable 1997 periods primarily as a result of increased property taxes.

     Depreciation, depletion and amortization expenses decreased by $1.0 million for the three month period and by $.5 million for the six month period ended June 30, 1998 from the respective comparable 1997 periods due to lower production volumes partially offset by higher depreciation rates.

     Interest Expense. The increases in the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 are primarily the result of interest on $100 million, 6.85% senior debenture issued in June 1997 which were used in part to retire a $50 million senior term loan.

     Taxes on Income. The income tax decrease for the three months ended June 30, 1998 compared to the same period in 1997 is due primarily to decreased earnings before income taxes and a lower effective federal income tax rate. The increase for the six month period ended June 30, 1998 as compared to the same period in 1997 is due primarily to increased earnings before income taxes.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company is not presently, and has not been in the past, a potentially responsible party ("PRP") in any "Superfund" waste disposal sites. However, the Company has received notice from a committee formed from a group of 55 companies who are named as PRPs at one site requesting the Company pay a de minimis share of the associated clean-up costs.

     Future information and developments will require the Company to continually reassess the expected impact of all applicable environmental laws and regulations. Compliance with all applicable environmental protection laws and regulations is not expected to have a material adverse impact on the Company's liquidity, consolidated financial position or results of operations.

Item 2.B. Other Developments

     Public Service Company of Colorado ("PSCo"), Colorado's largest customer, began construction of the Front Range Pipeline (the "Pipeline") in June 1998. After Securities and Exchange Commission approval is obtained, the Pipeline will be conveyed to an equal joint venture between the Company and PSCo. The 24-inch, 53-mile pipeline along the Colorado Front Range will cost approximately $24.3 million and will increase the volume of natural gas delivered into Denver and the Front Range area. The Pipeline is projected to be in service in November 1998.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            (27)  Financial Data Schedule.

        (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COLORADO INTERSTATE GAS COMPANY
                                                           (Registrant)



Date: August 12, 1998                       By:         DAN A. HOMEC
                                               -------------------------------
                                                        Dan A. Homec
                                                  Assistant Vice President
                                                       and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------------------------------------------------------------------------------
27         Financial Data Schedule