Form 10-Q
period 1998-09-30
COLORADO INTERSTATE GAS CO
filed 1998-11-12
CIK 200155

================================================================================

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

For the quarterly period ended September 30, 1998

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 30, 1998, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1998                1997
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Assets:
   Cash....................................................................    $           226     $        3,508
   Notes receivable from affiliates........................................            277,046            219,655
   Accounts receivable.....................................................             22,763             63,319
   Accounts receivable from affiliates.....................................             65,053             39,057
   Materials and supplies..................................................              8,536              8,841
   Prepaid expenses........................................................                963                 93
   Current portion of deferred income taxes................................             32,556             38,626
                                                                               ---------------     --------------
                                                                                       407,143            373,099
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,223,952          1,162,907
   Gas and oil properties, at full-cost....................................            139,405            130,500
                                                                               ---------------     --------------
                                                                                     1,363,357          1,293,407

   Accumulated depreciation, depletion and amortization....................            715,101            689,690
                                                                               ---------------     --------------
                                                                                       648,256            603,717
                                                                               ---------------     --------------

Other Assets:
   Investments in related parties..........................................             47,871             44,217
   Other deferred charges..................................................             41,701             42,397
                                                                               ---------------     --------------
                                                                                        89,572             86,614
                                                                               ---------------     --------------

                                                                               $     1,144,971     $    1,063,430
                                                                               ===============     ==============




                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1998                1997
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable to affiliates.............................................    $       5,067        $          -
   Accounts payable and accrued expenses...................................          132,690             138,708
   Accounts payable to affiliates..........................................           57,695              26,460
   Taxes on income.........................................................            2,225               5,429
                                                                               -------------        ------------
                                                                                     197,677             170,597
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,502             279,447
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          117,075             112,063
   Other...................................................................           38,936              41,947
                                                                               -------------        ------------
                                                                                     156,011             154,010
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          465,183             412,778
                                                                               -------------        ------------
                                                                                     511,781             459,376
                                                                               -------------        ------------

                                                                               $   1,144,971        $  1,063,430
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   51,048  $   82,575   $ 222,806   $ 253,257
      Affiliates................................................       12,095      29,724      71,135      80,366
                                                                   ----------  ----------   ---------   ---------
                                                                       63,143     112,299     293,941     333,623
   Other income - net...........................................        4,046       3,767      11,739       8,788
                                                                   ----------  ----------   ---------   ---------
                                                                       67,189     116,066     305,680     342,411
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................        1,898      24,345      55,373      67,998
      Affiliates................................................            -       2,607       7,346       7,742
                                                                   ----------  ----------   ---------   ---------
                                                                        1,898      26,952      62,719      75,740
   Operation and maintenance....................................       37,651      40,471     119,020     126,206
   Depreciation, depletion and amortization.....................        9,355      10,708      25,221      32,922
   Interest expense.............................................        6,078       6,549      18,387      17,832
   Taxes on income..............................................        3,944      10,341      27,928      31,344
                                                                   ----------  ----------   ---------   ---------
                                                                       58,926      95,021     253,275     284,044
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $    8,263  $   21,045   $  52,405   $  58,367
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          1998            1997
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    52,405      $   58,367
   Add (subtract) items not requiring (providing) cash:
      Depreciation, depletion and amortization....................................         25,221          32,922
      Deferred income taxes.......................................................         10,910           7,122
      Other.......................................................................           (571)          1,764

   Working capital and other changes, excluding changes relating to cash and nonoperating activities:
         Accounts receivable......................................................         40,556          (3,760)
         Accounts receivable from affiliates......................................        (25,996)         13,642
         Materials and supplies...................................................            305             511
         Prepaid expenses.........................................................           (870)            245
         Accounts payable and accrued expenses....................................         (6,018)         14,287
         Accounts payable to affiliates...........................................         31,235           4,413
         Taxes on income..........................................................         (3,204)         (9,219)
                                                                                      -----------      ----------
                                                                                          123,973         120,294

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (72,658)        (48,980)
   Proceeds from sale of plant, property and equipment............................            976           9,659
   Gas stored.....................................................................            405          (4,857)
   Investments in related parties.................................................         (3,654)         (3,657)
   Net increase in notes receivable from affiliates...............................        (57,391)       (121,869)
                                                                                      -----------      ----------
                                                                                        (132,322 )       (169,704)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Issuance of senior debentures..................................................              -          99,640
   Repayment of notes payable - Bank..............................................              -         (50,000)
   Net increase in notes payable to affiliates....................................          5,067               -
                                                                                      -----------      ----------
                                                                                            5,067          49,640
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................         (3,282)            230

Cash at Beginning of Period.......................................................          3,508             539
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       226      $      769
                                                                                      ===========      ==========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows. In 1997, the Company reexamined the useful lives of its assets. Effective October 1997, the depreciation rates for certain of the Company's assets were revised. For the three and nine months ended September 30, 1998, this revision had the effect of increasing net earnings by $1.1 million and $3.6 million, respectively.

      Effective July 1, 1998, those gas purchases and sales formerly conducted by the Merchant Division of the Company were assigned to an affiliate. Therefore, revenues and cost of gas sold associated with such activities subsequent to July 1, 1998 are not included in the Company's consolidated financial statements.

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

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), in 1998. See Note 4 for additional information on FAS 131.

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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were $12.2 million and $11.0 million for the nine-month periods ended September 30, 1998 and September 30, 1997, respectively. Cash payments for income taxes amounted to $28.9 million and $32.5 million for the nine-month periods ended September 30, 1998 and September 30, 1997, respectively.

2.    Income Taxes

      Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Current Income Taxes:
      Federal...................................................   $      455  $    2,050   $  15,432   $  22,647
      State.....................................................           43          37       1,586       1,575
                                                                   ----------  ----------   ---------   ---------
                                                                          498       2,087      17,018      24,222
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        3,014       7,469       9,721       6,542
      State.....................................................          432         785       1,189         580
                                                                   ----------  ----------   ---------   ---------
                                                                        3,446       8,254      10,910       7,122
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    3,944  $   10,341   $  27,928   $  31,344
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

4.    Segment Information

      The Company adopted FAS 131 in 1998. FAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires those companies to report selected information about the operating segments. Data for 1997 has been reclassified to conform with current reporting practices following the standards in FAS 131 (thousands of dollars):

                                               Three Months Ended                       Nine Months Ended
                                               September 30, 1998                      September 30, 1998
                                      -------------------------------------  --------------------------------------
                                                   Exploration                             Exploration
                                        Natural        and                      Natural        and
                                          Gas      Production      Total          Gas      Production      Total
                                      -----------  -----------  -----------  ------------  -----------  -----------
                                                   (Unaudited)                             (Unaudited)
Operating Revenues from
  External Customers...............   $   58,142   $    5,001   $   63,143   $  286,371   $    7,570    $  293,941
Intersegment Revenues..............            -            -            -            -        6,809         6,809
Earnings Before Interest
  and Income Taxes.................       18,229           56       18,285       97,985          735        98,720

                                               Three Months Ended                       Nine Months Ended
                                               September 30, 1997                      September 30, 1997
                                      -------------------------------------  --------------------------------------
                                                   Exploration                             Exploration
                                        Natural        and                      Natural        and
                                          Gas      Production       Total         Gas      Production      Total
                                      -----------  -----------  -----------  ------------  -----------  -----------
                                                   (Unaudited)                             (Unaudited)

Operating Revenues from
  External Customers...............   $  110,743   $    1,556   $  112,299   $  326,626   $    6,997    $  333,623
Intersegment Revenues..............            -        2,526        2,526            -        9,808         9,808
Earnings Before Interest
  and Income Taxes.................       37,913           22       37,935      104,005        3,538       107,543

5.    Litigation, Environmental and Regulatory Matters

      Litigation Matters

      In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas claiming underpayment, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the Trial Court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled, that the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the Trial Court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit. Oral argument before the Fifth Circuit Court of Appeals has been scheduled for December 4, 1998.

      In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including Colorado and another subsidiary of The Coastal Corporation ("Coastal"). The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. Colorado, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan.

      Other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries.

      Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

      On March 29, 1996, Colorado filed with the FERC to change its rates, and as part of that filing, included tariff sheets that would allow Colorado to implement "negotiated rate" transactions pursuant to the Policy. The rate change aspects of that filing have been fully resolved, although certain parties have appealed the FERC's acceptance of the "negotiated rate" tariff provisions. That appeal was dismissed by the United States Court of Appeals for the D.C. Circuit as being premature. Separately, Colorado has appealed the FERC's holding that pipelines which have entered into "negotiated rate" contracts will not be allowed discount adjustments in connection with such contracts. The FERC has subsequently clarified that it does not prohibit such adjustments per se, but requires the pipelines to set forth in their tariff filings the details of the adjustment mechanism so the FERC is able to determine whether the adjustment adversely affects other nonnegotiated rate shippers. The FERC has filed a motion to dismiss the Colorado appeal on the grounds that it is premature, and Colorado has filed a response to that motion requesting the court to hold its appeal in abeyance. During 1997 and for the nine-month period ended September 30, 1998, Colorado did not enter into any "negotiated rate" transactions.

      On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all service, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The due date for comments on both of these matters has been rescheduled from November 9, 1998 to January 22, 1999.

      Certain regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

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

                                                                                       Twelve Months Ended
                                                                                  September 30,   December 31,
                                                                               ---------------------------------
                                                                                      1998             1997
                                                                               -----------------  --------------
                                                                                   (Unaudited)

      Cash flow from operating activities to capital expenditures
         and debt service requirements...........................................    148.6%           193.2%
      Total debt to total capitalization.........................................     35.3%            37.8%
      Times interest earned (before tax).........................................      5.6              6.1

      The decrease in the cash flow from operating activities to capital expenditures and debt service requirements ratio is due mainly to increased capital expenditures. The decrease in the total debt to total capitalization ratio is due to increased retained earnings resulting from earnings through the first nine months of 1998. The decrease in the times interest earned ratio can be attributed to decreased earnings before tax.

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

      The Company is responding to the extensive changes in the natural gas industry by continuing to take steps to operate its facilities at their maximum efficient capacity, renegotiating the remaining gas purchase contracts which are above market, pursuing innovative marketing strategies and applying strict cost-cutting measures.

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

      Year 2000 Issue. The Company, like most other companies, is addressing the Year 2000 issue. This issue is the result of computer programs written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company's Year 2000 compliance project relates to both information technology and embedded systems throughout the Company and focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems. Systems are being reviewed in an order of priority that includes an assessment of the potential adverse effects of noncompliance as well as an assessment of the complexity of the system. Assessment has been completed for all material systems and is expected to be completed for all systems by the end of 1998. It will be necessary to modify or replace certain noncompliant software and hardware so that they will properly utilize dates beyond December 31, 1999. The Company believes that with such remediation, the Year 2000 issue can be mitigated. Necessary remediation and testing activities have begun and are planned to be completed for all material systems by mid 1999. Remaining systems modifications, replacement and testing are planned to be completed before the end of 1999.

      The Company has also begun a formal communications process with outside entities with which the Company conducts business to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, the Company has been sending letters and questionnaires to these parties and is evaluating the responses as received and is following up with those parties that have not responded. The Company does not expect any single noncompliant third party to have a material effect on the Company as it does not rely to a material extent on any single customer or supplier, including telecommunications providers, utilities and banks. However, the Company does not control these parties and there can be no assurance that third-party systems will be timely converted, or that any failure to convert would not have an adverse effect on the Company's systems. The Company will continue to cooperate and communicate with these parties to mitigate potential adverse effects.

      The Company is currently preparing and will periodically update a Year 2000 contingency plan. The primary goals of the plan are to maintain continuity of operations, timely resume any operations that have been interrupted, preserve Company assets and protect the environment. The Company's geographical distribution and customer base diversity are expected to naturally reduce the risk of major disruptions to operations due to any Year 2000-related occurrence. Similarly, the Company's distributed information systems and wide scope of relationships with financial institutions, suppliers and vendors will most likely aid in limiting and localizing any individual Year 2000 failure to specific operations or facilities. Also, in recent years, the Company has replaced or updated a significant portion of its computer hardware and software. The plan will include possible manual intervention to operate noncompliant facilities or systems until they can be modified or replaced. Notwithstanding the foregoing, due to the nature of contingency planning, there can be no assurance that such plans will acceptably mitigate the risk of material impact to the Company's operations due to any Year 2000-related incident.

      The Company has been using both external and internal resources to reprogram or replace its software and embedded systems for the Year 2000 issue. While the Company has included the Year 2000 project in its overall information systems planning process since 1996, certain systems were identified for replacement prior to the organization of the Year 2000 project. These amounts are not included in the Year 2000 project cost estimates, except where the replacement date has been accelerated in order to address Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan total approximately $1 million. The total remaining cost for addressing the Year 2000 issue, which will be funded through operating cash flows, is currently estimated by management to be approximately $2 million.

      It should be noted that the ultimate amount of Year 2000 costs is difficult to estimate due to possible disruptions in business arising from Year 2000 noncompliance of vendors, suppliers, customers and other third parties over whom the Company has no control. Notwithstanding the Company's efforts, disruptions could occur in its business due to Year 2000 problems and such disruptions could have an adverse effect.

                              Results of Operations

      The change in the Company's earnings for the three- and nine-month periods ended September 30, 1998, in comparison to the corresponding periods in 1997, is a result of the following:

      Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Natural gas..................................................   $   58,142  $  110,743   $ 286,371   $ 326,626
   Exploration and production...................................        5,001       4,082      14,379      16,805
   Eliminations.................................................            -      (2,526)     (6,809)     (9,808)
                                                                   ----------  ----------   ---------   ---------

                                                                   $   63,143  $  112,299   $ 293,941   $ 333,623
                                                                   ==========  ==========   =========   =========

      Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

        Natural gas.............................................   $   18,229  $   37,913   $  97,985   $ 104,005
        Exploration and production..............................           56          22         735       3,538
                                                                   ----------  ----------   ---------   ---------

                                                                   $   18,285  $   37,935   $  98,720   $ 107,543
                                                                   ==========  ==========   =========   =========

      Natural Gas. The decrease in operating revenues of $52.6 million for the three months ended September 30, 1998 from the comparable 1997 period is due to a $25.9 million decrease related to gas sales volumes caused primarily by the assignment of the Company's Merchant Division activity to an affiliate as discussed in Note 1 of the Notes to Consolidated Financial Statements, an $11.5 million decrease related to average gas transportation rates net of reservations, a $3.7 million decrease in average gas sales prices, a $3.6 million decrease in extracted products revenue, a $3.1 million decrease related to gas transportation volumes and other miscellaneous net decreases of $4.8 million. The decrease in operating revenues of $40.3 million for the nine months ended September 30, 1998 from the comparable 1997 period is due to a decrease of $11.5 million related to gas sales volumes partially caused by the assignment of the Company's Merchant Division activity to an affiliate, a $9.3 million decrease in average gas sales prices, a decrease of $8.7 million due to average gas transportation rates net of reservations, a $7.6 million decrease in extracted products revenues, a $3.4 million decrease related to gas stored for others and other net decreases of $3.4 million partially offset by a $3.6 million increase related to gas transportation volumes.

      Other income-net increased $.2 million for the three-month period and $2.6 million for the nine-month period ended September 30, 1998 from the respective periods in 1997 due to increased interest income from affiliates.

      Cost of gas sold decreased by $27.6 million from the three-month period ended September 30, 1998 from the comparable period in 1997 primarily as a result of a $37.9 million decrease due to gas purchase volumes caused by the assignment of the Company's Merchant Division activity to an affiliate and other net decreases of $.6 million partially offset by $7.1 million from increases in average gas purchase rates and reduced net system balancing requirements of $3.8 million. Cost of gas sold decreased by $16.0 million for the nine-month period ended September 30, 1998 from the comparable period in 1997 primarily as a result of a $21.9 million decrease due to gas purchase volumes partially caused by the assignment of the Company's Merchant Division activity to an affiliate, a decrease of $4.9 million related to lower average gas purchase rates and $2.4 million in other net decreases offset by a $13.2 million reduction in net system balancing requirements.

      Operation and maintenance expenses decreased by $3.7 million for the three months ended September 30, 1998 from the comparable period in 1997 due primarily to a $1.8 million decrease in outside services, a $1.0 million decrease in gas used in operations, a $.4 million decrease in materials and supplies expenses and other miscellaneous decreases of $.5 million. Operation and maintenance expenses decreased by $8.5 million for the nine months ended September 30, 1998 from the comparable period in 1997 due primarily to a $5.0 million decrease in gas used in operations, a $2.5 million decrease in outside services and other miscellaneous decreases of $1.0 million.

      Depreciation, depletion and amortization decreased $1.4 million for the three-month period and $7.2 million for the nine-month period ended September 30, 1998 from the comparable periods in 1997 due primarily to depreciation rate adjustments pursuant to the Company's settlement of FERC Docket RP96-190 and the revision of depreciation rates as discussed in Note 1 of the Notes to Consolidated Financial Statements.

      Exploration and Production. The increase in operating revenues of $.9 million for the three months ended September 30, 1998 from the comparable 1997 period is primarily due to higher average natural gas sales prices equating to $.8 million and other net increases of $.1 million. The decrease in operating revenues of $2.4 million for the nine months ended September 30, 1998, as compared to the same period in 1997, is a result of a $1.0 million decrease related to gas sales volumes, a $.8 million decrease related to condensate and natural gas liquids sales volumes and a $.7 million decrease related to average natural gas sales prices partially offset by other net increases of $.1 million.

      Other income-net increased by $.1 million for the three-month period and by $.4 million for the nine-month period ended September 30, 1998 from the respective comparable 1997 periods as a result of increased interest income from affiliates.

      Operation and maintenance expenses increased by $.9 million for the three-month period ended September 30, 1998 from the comparable 1997 period primarily as a result of increased production costs. Operation and maintenance expenses increased by $1.3 million for the nine-month period ended September 30, 1998 from the comparable 1997 period primarily as a result of increased production costs of $1.0 million and other miscellaneous increases of $.3 million.

      Depreciation, depletion and amortization decreased by $.5 million for the nine-month period ended September 30, 1998 from the comparable 1997 period due to lower production volumes partially offset by a higher depreciation rate.

      Interest Expense. The decrease of $.5 million in the three months ended September 30, 1998 compared to the same period in 1997 is due to a reduction in interest on provision for rate refunds. The increase of $.5 million in the nine-month period ended September 30, 1998 as compared to the same period in 1997 is primarily the result of interest on the $100 million, 6.85% senior debentures issued in June 1997 used in part to retire a $50 million senior term loan partially offset by a reduction in interest on provision for rate refunds.

      Taxes on Income. The $6.4 million and $3.4 million income tax decreases for the three-month and nine-month periods ended September 30, 1998 compared to the same periods in 1997 respectively are due primarily to decreased earnings before income taxes and lower effective federal income tax rates.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLORADO INTERSTATE GAS COMPANY
                                                 (Registrant)



Date:  November 12, 1998          By:             DAN A. HOMEC
                                      --------------------------------------
                                                  Dan A. Homec
                                            Assistant Vice President
                                                 and Controller
                                           (As Authorized Officer and
                                            Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                    Description
-----------------------------------------------------------------------------
   27                Financial Data Schedule