Form 10-Q
period 1999-03-31
COLORADO INTERSTATE GAS CO
filed 1999-05-13
CIK 200155

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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



                           ---------------------------




     Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Report with reduced disclosure format.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     As of April 30, 1999, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1998, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   March 31,        December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Assets:
   Cash....................................................................    $           897     $          109
   Notes receivable from affiliates........................................            277,048            243,049
   Accounts receivable.....................................................             28,246             41,309
   Accounts receivable from affiliates.....................................             31,796             43,057
   Materials and supplies..................................................              8,797              8,666
   Prepaid expenses........................................................                715                820
   Current portion of deferred income taxes................................             32,783             34,653
                                                                               ---------------     --------------
                                                                                       380,282            371,663
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,234,230          1,227,928
   Gas and oil properties, at full-cost....................................            137,560            136,334
                                                                               ---------------     --------------
                                                                                     1,371,790          1,364,262

   Accumulated depreciation, depletion and amortization....................            719,442            711,957
                                                                               ---------------     --------------
                                                                                       652,348            652,305
                                                                               ---------------     --------------

Other Assets:
   Investments in related parties..........................................             36,708             48,742
   Other deferred charges..................................................             39,952             43,557
                                                                               ---------------     --------------
                                                                                        76,660             92,299
                                                                               ---------------     --------------

                                                                               $     1,109,290     $    1,116,267
                                                                               ===============     ==============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Note payable to affiliate...............................................    $       1,158        $      2,784
   Accounts payable and accrued expenses...................................          116,671             123,070
   Accounts payable to affiliates..........................................           17,590              41,147
   Taxes on income.........................................................           15,330              21,565
                                                                               -------------        ------------
                                                                                     150,749             188,566
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,539             279,520
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          113,641             111,679
   Other...................................................................           38,196              40,031
                                                                               -------------        ------------
                                                                                     151,837             151,710
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          480,567             449,873
                                                                               -------------        ------------
                                                                                     527,165             496,471
                                                                               -------------        ------------

                                                                               $   1,109,290        $  1,116,267
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Revenues:
   Operating revenues:
      Nonaffiliates....................................................................     $  69,703   $ 101,880
      Affiliates.......................................................................        17,356      27,614
                                                                                            ---------   ---------
                                                                                               87,059     129,494
   Other income - net..................................................................         3,329       3,690
                                                                                            ---------   ---------
                                                                                               90,388     133,184
                                                                                            ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates....................................................................             -      34,060
      Affiliates.......................................................................             -       4,145
                                                                                            ---------   ---------
                                                                                                    -      38,205
   Operation and maintenance...........................................................        29,045      34,779
   Depreciation, depletion and amortization............................................         7,671       8,761
   Interest expense....................................................................         6,142       6,184
   Taxes on income.....................................................................        16,836      16,467
                                                                                            ---------   ---------
                                                                                               59,694     104,396
                                                                                            ---------   ---------

Net Earnings...........................................................................     $  30,694   $  28,788
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------
                                                                                               (Unaudited)
Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    30,694      $   28,788
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................          7,671           8,761
      Deferred income taxes.......................................................          3,781           5,440
      Other.......................................................................          2,235           2,386

   Working capital and other changes, excluding changes relating to cash and nonoperating activities:
         Receivables..............................................................         13,063          16,008
         Receivables from affiliates..............................................         11,261           3,968
         Materials and supplies...................................................           (131)            209
         Prepaid expenses.........................................................            105          (1,000)
         Accounts payable and accrued expenses....................................         (6,399)         (2,291)
         Accounts payable to affiliates...........................................        (23,557)            289
         Taxes on income..........................................................         (6,235)          8,907
                                                                                      -----------      ----------
                                                                                           32,488          71,465
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................         (7,857)        (21,015)
   Net proceeds from sale of plant, property and equipment........................           (252)            586
   Investments in related parties.................................................         12,034            (818)
   Net increase in notes receivable from affiliates...............................        (33,999)        (52,602)
                                                                                      -----------      ----------
                                                                                          (30,074)        (73,849)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Net decrease in note payable to affiliate......................................         (1,626)              -
                                                                                      -----------      ----------
                                                                                           (1,626)              -
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................            788          (2,384)

Cash at Beginning of Period.......................................................            109           3,508
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       897      $    1,124
                                                                                      ===========      ==========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

     The Company adopted American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     The Company adopted FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts in Energy Trading and Risk Management Activities," in 1999. The application of Issue No. 98-10 is not expected to have a material effect on the Company's consolidated financial statements.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were not material for the three-month periods ended March 31, 1999 and March 31, 1998. Cash payments for income taxes amounted to $19.3 million and $3.0 million for the three-month periods ended March 31, 1999 and March 31, 1998, respectively.

2. Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Current Income Taxes:
      Federal.....................................................................          $  12,367   $  10,051
      State.......................................................................                688         976
                                                                                            ---------   ---------
                                                                                               13,055      11,027
                                                                                            ---------   ---------

   Deferred Income Taxes
      Federal.....................................................................              3,423       4,828
      State.......................................................................                358         612
                                                                                            ---------   ---------
                                                                                                3,781       5,440
                                                                                            ---------   ---------

   Taxes on Income................................................................          $  16,836   $  16,467
                                                                                            =========   =========

      Interim period provisions for income taxes are based on estimated effective annual income tax rates.

3. Common Stock

     All of the issued and outstanding common stock of the Company is owned by Coastal Natural Gas Company, a wholly owned subsidiary of The Coastal Corporation ("Coastal"). Therefore, earnings and cash dividends per common share have no significance and are not presented.

4. Segment Information

     The Company's operating revenues from external customers and intersegment revenues and earnings before interest and income taxes for the three months ended March 31, 1999 and 1998 are shown as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Operating Revenues
   Natural gas....................................................................          $  83,701   $ 127,829
   Exploration and production.....................................................              3,370       6,255
   Exploration and production intersegment revenue eliminations...................                (12)     (4,590)
                                                                                            ---------   ---------
      Consolidated Totals.........................................................          $  87,059   $ 129,494
                                                                                            =========   =========

Earnings Before Interest and Income Taxes
   Natural gas....................................................................          $  53,580   $  50,301
   Exploration and production.....................................................                 92       1,138
                                                                                            ---------   ---------
      Consolidated Totals.........................................................          $  53,672   $  51,439
                                                                                            =========   =========

5. Litigation, Environmental and Regulatory Matters

   Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court for the Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled and the releases are valid, and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties have filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998 and the parties are awaiting the Court's decision.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including Colorado and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. Colorado, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. In

April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases.

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

     Regulatory Matters

     On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues. Comments on both of these matters were due on April 22, 1999, and Colorado and its affiliates filed comments with the FERC on that date, urging the FERC, among other things, to modify its rate, service and certification policies for such pipelines.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets, changing legislation and regulations, and the impact of the Year 2000 issue. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction (H) of Form 10-Q.

                              Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 1999, in comparison to the corresponding period in 1998, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Natural gas.......................................................................    $  83,701   $ 127,829
      Exploration and production........................................................        3,370       6,255
      Eliminations......................................................................          (12)     (4,590)
                                                                                            ---------   ---------

                                                                                            $  87,059   $ 129,494
                                                                                            =========   =========

     Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment were as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------   ---------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $  53,580   $  50,301
      Exploration and production........................................................           92       1,138
                                                                                            ---------   ---------

                                                                                            $  53,672   $  51,439
                                                                                            =========   =========

     Natural Gas. The decrease in operating revenues of $44.1 million for the three months ended March 31, 1999 from the comparable 1998 period is due to both a $34.1 million decrease related to gas sales volumes and a $7.6 million decrease related to average gas sales prices caused primarily by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998, and a $3.3 million decrease related to extracted products revenue partially offset by other miscellaneous net increases of $.9 million.

     Other income decreased $.3 million for the three-month period ended March 31, 1999 from the respective period in 1998 is due to decreased interest income from affiliates.

     Cost of gas sold decreased by $42.8 million for the three-month period ended March 31, 1999 from the comparable period in 1998 as a result of the decrease in gas purchase volumes caused by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998.

     Operation and maintenance expenses decreased by $5.3 million for the three months ended March 31, 1999 from the comparable period in 1998 due primarily to a $2.6 million decrease in employee benefits, a $1.6 million decrease in gas transportation expense, a $1.6 million adjustment of property tax expense, a $1.4 million increase in administrative expense transfers and other net decreases of $.9 million partially offset by a $2.8 million increase in net system balancing requirements.

     Depreciation, depletion and amortization increased $.4 million for the three-month period ended March 31, 1999 from the comparable period in 1998 due primarily to increased depreciable plant.

     Exploration and Production. The decrease in operating revenues of $2.9 million for the three months ended March 31, 1999 from the comparable 1998 period is primarily due to a $2.6 million decrease related to gas sales volumes and a $.3 million decrease related to average natural gas sales prices.

     Other income decreased by $.1 million for the three-month period ended March 31, 1999 from the respective 1998 period as a result of decreased interest income from affiliates.

     Operation and maintenance expenses decreased by $.4 million for the three-month period ended March 31, 1999 from the respective 1998 period primarily as a result of decreased supplies and lower management service fees.

     Depreciation, depletion and amortization expenses decreased by $1.5 million for the three-month period ended March 31, 1999 from the comparable 1998 period due to lower production volumes and a lower depreciation rate.

     Taxes on Income. The minor income tax increase for the three-month period ended March 31, 1999 compared to the same period in 1998 is due primarily to increased earnings before income taxes.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            (27)  Financial Data Schedule.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1999.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COLORADO INTERSTATE GAS COMPANY
                                                         (Registrant)



Date:  May 13, 1999                        By:           DAN A. HOMEC
                                               --------------------------------
                                                         Dan A. Homec
                                                   Assistant Vice President
                                                        and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
------------------------------------------------------------------------------
 27         Financial Data Schedule