Form 10-Q
period 1999-06-30
COLORADO INTERSTATE GAS CO
filed 1999-08-13
CIK 200155

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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



                           ---------------------------7




     Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Report with reduced disclosure format.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 30, 1999, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.


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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   June 30,         December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Assets:
   Cash....................................................................    $           448     $          109
   Notes receivable from affiliates........................................            277,618            243,049
   Accounts receivable.....................................................             24,766             41,309
   Accounts receivable from affiliates.....................................             32,794             43,057
   Materials and supplies..................................................              8,437              8,666
   Prepaid expenses........................................................                617                820
   Current portion of deferred income taxes................................             32,160             34,653
                                                                               ---------------     --------------
                                                                                       376,840            371,663
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,239,644          1,227,928
   Gas and oil properties, at full-cost....................................            137,387            136,334
                                                                               ---------------     --------------
                                                                                     1,377,031          1,364,262

   Accumulated depreciation, depletion and amortization....................            727,553            711,957
                                                                               ---------------     --------------
                                                                                       649,478            652,305
                                                                               ---------------     --------------

Other Assets:
   Investments.............................................................             36,708             48,742
   Other deferred charges..................................................             41,287             43,557
                                                                               ---------------     --------------
                                                                                        77,995             92,299
                                                                               ---------------     --------------

                                                                               $     1,104,313     $    1,116,267
                                                                               ===============     ==============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Notes payable to affiliates.............................................    $       2,990        $      2,784
   Accounts payable and accrued expenses...................................          103,717             123,070
   Accounts payable to affiliates..........................................           14,993              41,147
   Taxes on income.........................................................            6,692              21,565
                                                                               -------------        ------------
                                                                                     128,392             188,566
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,557             279,520
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          116,024             111,679
   Other...................................................................           39,049              40,031
                                                                               -------------        ------------
                                                                                     155,073             151,710
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          494,693             449,873
                                                                               -------------        ------------
                                                                                     541,291             496,471
                                                                               -------------        ------------

                                                                               $   1,104,313        $  1,116,267
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   46,716  $   69,877   $ 116,419   $ 171,758
      Affiliates................................................       23,460      31,427      40,816      59,040
                                                                   ----------  ----------   ---------   ---------
                                                                       70,176     101,304     157,235     230,798
   Other income - net...........................................        3,648       4,003       6,977       7,693
                                                                   ----------  ----------   ---------   ---------
                                                                       73,824     105,307     164,212     238,491
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................            -      27,096           -      61,156
      Affiliates................................................            -       3,201           -       7,346
                                                                   ----------  ----------   ---------   ---------
                                                                            -      30,297           -      68,502
   Operation and maintenance....................................       37,859      38,909      66,904      73,688
   Depreciation, depletion and amortization.....................        8,027       7,105      15,698      15,866
   Interest expense.............................................        6,231       6,125      12,373      12,309
   Taxes on income..............................................        7,581       7,517      24,417      23,984
                                                                   ----------  ----------   ---------   ---------
                                                                       59,698      89,953     119,392     194,349
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   14,126  $   15,354   $  44,820   $  44,142
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------
                                                                                               (Unaudited)
Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    44,820      $   44,142
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         15,698          15,866
      Deferred income taxes.......................................................          6,754           7,464
      Other.......................................................................          2,217           1,534

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables..............................................................         16,543          27,567
         Receivables from affiliates..............................................         10,263           6,927
         Materials and supplies...................................................            229             325
         Prepaid expenses.........................................................            203            (982)
         Accounts payable and accrued expenses....................................        (19,353)        (22,059)
         Accounts payable to affiliates...........................................        (26,154)         17,181
         Taxes on income..........................................................        (14,873)          2,012
                                                                                      -----------      ----------
                                                                                           36,347          99,977
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (14,114)        (45,309)
   Proceeds from sale of plant, property and equipment............................            435             230
   Investments in related parties.................................................         12,034          (2,368)
   Net increase in notes receivable from affiliates...............................        (34,569)        (57,192)
                                                                                      -----------      ----------
                                                                                          (36,214)       (104,639)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Net increase in notes payable to affiliates....................................            206           5,416
                                                                                      -----------      ----------
                                                                                              206           5,416
                                                                                      -----------      ----------

Net Increase in Cash..............................................................            339             754

Cash at Beginning of Period.......................................................            109           3,508
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       448      $    4,262
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

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were $12.4 million and $13.3 million for the six-month periods ended June 30, 1999 and 1998, respectively. Cash payments for income taxes amounted to $32.6 million and $14.5 million for the six-month periods ended June 30, 1999 and 1998, respectively.

2. Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
   Current Income Taxes:
      Federal...................................................   $    4,320  $    4,926   $  16,687   $  14,977
      State.....................................................          288         567         976       1,543
                                                                   ----------  ----------   ---------   ---------
                                                                        4,608       5,493      17,663      16,520
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        2,627       1,879       6,050       6,707
      State.....................................................          346         145         704         757
                                                                   ----------  ----------   ---------   ---------
                                                                        2,973       2,024       6,754       7,464
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    7,581  $    7,517   $  24,417   $  23,984
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

4. Segment Information

     The Company's operating revenues from external customers and intersegment revenues and earnings before interest and income taxes for the three and six months ended June 30, 1999 and 1998 are shown as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Operating Revenues
   Natural gas..................................................   $   65,636  $  100,400   $ 149,337   $ 228,229
   Exploration and production...................................        4,551       3,123       7,921       9,378
   Exploration and production intersegment revenue
     eliminations...............................................          (11)     (2,219)        (23)     (6,809)
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   70,176  $  101,304   $ 157,235   $ 230,798
                                                                   ==========  ==========   =========   =========

Earnings (Loss) Before Interest and Income Taxes
   Natural gas..................................................   $   26,939  $   29,455   $  80,519   $  79,756
   Exploration and production...................................          999        (459)      1,091         679
                                                                   ----------  -----------  ---------   ---------
      Consolidated Totals.......................................   $   27,938  $   28,996   $  81,610   $  80,435
                                                                   ==========  ==========   =========   =========

5. Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998 and the parties are awaiting the Court's decision.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including Colorado and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. Colorado, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. In

April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases. Action under these suits has been stayed pending a determination on the motion by Mr. Grynberg to have the suits consolidated under the federal Multidistrict Litigation rules.

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

                              Results of Operations

     The change in the Company's earnings for the three- and six-month periods ended June 30, 1999, in comparison to the corresponding periods in 1998, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
        Natural gas.............................................   $   65,636  $  100,400   $ 149,337   $ 228,229
        Exploration and production..............................        4,551       3,123       7,921       9,378
        Eliminations............................................          (11)     (2,219)        (23)     (6,809)
                                                                   ----------  ----------   ---------   ---------

                                                                   $   70,176  $  101,304   $ 157,235   $ 230,798
                                                                   ==========  ==========   =========   =========

     Earnings Before Interest and Income Taxes. The earnings (loss) before interest and income taxes by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
        Natural gas.............................................   $   26,939  $   29,455   $  80,519   $  79,756
        Exploration and production..............................          999        (459)      1,091         679
                                                                   ----------  ----------   ---------   ---------

                                                                   $   27,938  $   28,996   $  81,610   $  80,435
                                                                   ==========  ==========   =========   =========

     Natural Gas. The decrease in operating revenues of $34.8 million for the three months ended June 30, 1999 from the comparable 1998 period is due to a $29.0 million decrease related to gas sales volumes and a $6.3 million decrease related to average gas sales prices caused primarily by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998, a $4.2 million decrease related to extracted products revenue and other net decreases of $.3 million partially offset by decreased gas sales reservation of $3.2 million and a $1.8 million increase in gathering revenues. The decrease in operating revenues of $78.9 million for the six months ended June 30, 1999 from the comparable 1998 period is due to a $63.1 million decrease related to gas sales volumes and a $13.9 million decrease related to average gas sales prices, as referenced above, a $7.5 million decrease related to extracted products revenue partially offset by increased gathering revenues of $4.1 million and other net increases of $1.5 million.

     Other income decreased $.2 million for the three-month period and $.5 million for the six-month period ended June 30, 1999 from the respective periods in 1998 due to decreased interest income from affiliates.

     Cost of gas sold decreased by $32.5 million for the three-month period and $75.3 million for the six-month period ended June 30, 1999 from the comparable periods in 1998 as a result of the decrease in gas purchase volumes caused by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998.

     Operation and maintenance expenses decreased by $.5 million for the three months ended June 30, 1999 from the comparable period in 1998 due primarily to a $1.8 million increase in administrative expense transfers, a $.8 million decrease in gas transportation expenses and other miscellaneous decreases of $.5 million partially offset by a $2.6 million increase in net system balancing requirements. Operation and maintenance expenses decreased by $5.8 million for the six months ended June 30, 1999 from the comparable period in 1998 due primarily to a $3.7 million increase in administrative expense transfers, a $2.6 million decrease in employee benefits, a $2.4 million decrease in gas transportation expense, a $1.2 million decrease in property tax expenses, a $.8 million decrease in materials and supplies and other net decreases of $.5 million partially offset by a $5.4 million increase in net system balancing requirements.

     Depreciation, depletion and amortization increased $.5 million for the three-month period and $.9 million for the six-month period ended June 30, 1999 from the comparable periods in 1998 due primarily to increased depreciable plant.

     Exploration and Production. The increase in operating revenues of $1.4 million for the three months ended June 30, 1999 from the comparable 1998 period is primarily due to a $.9 million increase related to gas sales volumes, a $.4 million increase related to average natural gas sales prices and a $.1 million increase related to condensate and natural gas liquids sales volumes. The decrease in operating revenues of $1.5 million for the six months ended June 30, 1999 from the comparable 1998 period is primarily due to a $1.6 million decrease related to gas sales volumes partially offset by a $.1 million increase in average natural gas sales prices.

     Other income decreased by $.1 million for the three-month period and $.2 million for the six-month period ended June 30, 1999 from the respective 1998 periods as a result of decreased interest income from affiliates.

     Operation and maintenance expenses decreased by $.5 million for the three-month period and $1.0 for the six-month period ended June 30, 1999 from the respective 1998 periods primarily as a result of lower management service fees.

     Depreciation, depletion and amortization expenses increased by $.4 million for the three-month period ended June 30, 1999 from the comparable 1998 period due to higher production volumes partially offset by a lower depreciation rate. Depreciation, depletion and amortization expenses decreased by $1.1 million for the six-month period ended June 30, 1999 from the comparable 1998 period due to lower production volumes and a lower depreciation rate.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COLORADO INTERSTATE GAS COMPANY
                                                          (Registrant)



Date:  August 11, 1999                        By:         DAN A. HOMEC
                                                  -----------------------------
                                                          Dan A. Homec
                                                    Assistant Vice President
                                                         and Controller
                                                   (As Authorized Officer and
                                                    Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------------------------------------------------------------------------------
27          Financial Data Schedule