Form 10-Q
period 1999-09-30
COLORADO INTERSTATE GAS CO
filed 1999-11-12
CIK 200155

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                                                        OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________ Commission file number 1-4874


                         COLORADO INTERSTATE GAS COMPANY
             (Exact name of registrant as specified in its charter)



             Delaware                                   84-0173305
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)



         Two North Nevada Avenue
       Colorado Springs, Colorado                      80903-1727
(Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code: (719) 473-2300



                           ---------------------------




     Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Report with reduced disclosure format.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 29, 1999, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

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




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Assets:
   Cash....................................................................    $         1,155     $          109
   Notes receivable from affiliates........................................            295,296            243,049
   Accounts receivable.....................................................             30,012             41,309
   Accounts receivable from affiliates.....................................             44,357             43,057
   Materials and supplies..................................................              8,558              8,666
   Prepaid expenses........................................................                516                820
   Current portion of deferred income taxes................................             33,621             34,653
                                                                               ---------------     --------------
                                                                                       413,515            371,663
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,246,985          1,227,928
   Gas and oil properties, at full-cost....................................            139,681            136,334
                                                                               ---------------     --------------
                                                                                     1,386,666          1,364,262

   Accumulated depreciation, depletion and amortization....................            733,246            711,957
                                                                               ---------------     --------------
                                                                                       653,420            652,305
                                                                               ---------------     --------------

Other Assets:
   Investments in related parties..........................................             37,109             48,742
   Other deferred charges..................................................             44,059             43,557
                                                                               ---------------     --------------
                                                                                        81,168             92,299
                                                                               ---------------     --------------

                                                                               $     1,148,103     $    1,116,267
                                                                               ===============     ==============



                 See Notes to Consolidated Financial Statements.


                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Notes payable to affiliates.............................................    $       1,820        $      2,784
   Accounts payable and accrued expenses...................................          126,815             123,070
   Accounts payable to affiliates..........................................           21,107              41,147
   Taxes on income.........................................................            7,956              21,565
                                                                               -------------        ------------
                                                                                     157,698             188,566
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,576             279,520
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          118,069             111,679
   Other...................................................................           38,967              40,031
                                                                               -------------        ------------
                                                                                     157,036             151,710
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          507,195             449,873
                                                                               -------------        ------------
                                                                                     553,793             496,471
                                                                               -------------        ------------

                                                                               $   1,148,103        $  1,116,267
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   45,415  $   51,048   $ 161,834   $ 222,806
      Affiliates................................................       24,444      12,095      65,260      71,135
                                                                   ----------  ----------   ---------   ---------
                                                                       69,859      63,143     227,094     293,941
   Other income - net...........................................        3,924       4,046      10,901      11,739
                                                                   ----------  ----------   ---------   ---------
                                                                       73,783      67,189     237,995     305,680
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.............................................            -           -           -      61,156
      Affiliates................................................            -           -           -       7,346
                                                                   ----------  ----------   ---------   ---------
                                                                            -           -           -      68,502
   Operation and maintenance....................................       39,624      39,549     106,528     113,237
   Depreciation, depletion and amortization.....................        7,742       9,355      23,440      25,221
   Interest expense.............................................        6,192       6,078      18,565      18,387
   Taxes on income..............................................        7,723       3,944      32,140      27,928
                                                                   ----------  ----------   ---------   ---------
                                                                       61,281      58,926     180,673     253,275
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   12,502  $    8,263   $  57,322   $  52,405
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          1999            1998
                                                                                      -----------      ----------
                                                                                               (Unaudited)

Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    57,322      $   52,405
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         23,440          25,221
      Deferred income taxes.......................................................          7,894          10,910
      Other.......................................................................           (745)           (571)

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Accounts receivable......................................................         11,297          40,556
         Accounts receivable from affiliates......................................         (1,300)        (25,996)
         Materials and supplies...................................................            108             305
         Prepaid expenses.........................................................            304            (870)
         Accounts payable and accrued expenses....................................          3,745          (6,018)
         Accounts payable to affiliates...........................................        (20,040)         31,235
         Taxes on income..........................................................        (13,609)         (3,204)
                                                                                      -----------      ----------
                                                                                           68,416         123,973
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (26,814)        (72,253)
   Proceeds from sale of plant, property and equipment............................          1,022             976
   Net decrease (increase) in investments in related parties......................         11,633          (3,654)
   Net increase in notes receivable from affiliates...............................        (52,247)        (57,391)
                                                                                      -----------      ----------
                                                                                          (66,406)       (132,322)

Cash Flow from Financing Activities:
   Net (decrease) increase in notes payable to affiliates.........................           (964)          5,067
                                                                                      -----------      ----------
                                                                                             (964)          5,067
                                                                                      -----------      ----------

Net Increase (Decrease) in Cash...................................................          1,046          (3,282)

Cash at Beginning of Period.......................................................            109           3,508
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $     1,155      $      226
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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were $12.3 million and $12.2 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Cash payments for income taxes amounted to $37.9 million and $28.9 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

2.    Income Taxes

      Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

   Current Income Taxes:
      Federal...................................................   $    5,757  $      455   $  22,444   $  15,432
      State.....................................................          826          43       1,802       1,586
                                                                   ----------  ----------   ---------   ---------
                                                                        6,583         498      24,246      17,018
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        1,073       3,014       7,123       9,721
      State.....................................................           67         432         771       1,189
                                                                   ----------  ----------   ---------   ---------
                                                                        1,140       3,446       7,894      10,910
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $    7,723  $    3,944   $  32,140   $  27,928
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

4.    Segment Information

      The Company's operating revenues from external customers and intersegment revenues and earnings before interest and income taxes for the three and nine months ended September 30, 1999 and 1998 are shown as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Operating Revenues
   Natural gas..................................................   $   64,455  $   58,142   $ 213,792   $ 286,371
   Exploration and production...................................        5,422       5,001      13,343      14,379
   Exploration and production intersegment revenue
     eliminations...............................................          (18)          -         (41)     (6,809)
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   69,859  $   63,143   $ 227,094   $ 293,941
                                                                   ==========  ==========   =========   =========

Earnings Before Interest and Income Taxes
   Natural gas..................................................   $   24,509  $   18,229   $ 105,028   $  97,985
   Exploration and production...................................        1,908          56       2,999         735
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   26,417  $   18,285   $ 108,027   $  98,720
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

      In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including Colorado and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997, and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as 10 years) and penalties of up to $10,000 per false claim. Colorado, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan (the "Grynberg suits"). In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases. In response to a motion filed by Mr. Grynberg, the MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming.

      In May 1999, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners and state taxing authorities, instituted a legal proceeding in State Court, Stevens County, Kansas against over 200 gas pipeline companies, including Colorado and other Coastal subsidiaries (the "Quinque suit"). The Quinque suit seeks unspecified damages and seeks treble damages for the alleged mismeasurement of the heating value and the volume of all natural gas measured in the United States since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners and state taxing authorities. The suit has been removed to the U.S. District Court, Southern District of Kansas. The defendants in the Quinque suit have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings.

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

      Regulatory Matters

      On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues. Comments on both of these matters were due on April 22, 1999, and Colorado and its affiliates filed comments with the FERC on that date, urging the FERC, among other things, to modify its rate, service and certification policies for such pipelines.

      On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, Colorado and its affiliates sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. The matter is still pending.

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

                              Results of Operations

      The change in the Company's earnings for the three- and nine-month periods ended September 30, 1999, in comparison to the corresponding periods in 1998, is a result of the following:

      Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

        Natural gas.............................................   $   64,455  $   58,142   $ 213,792   $ 286,371
        Exploration and production..............................        5,422       5,001      13,343      14,379
        Eliminations............................................          (18)          -         (41)     (6,809)
                                                                   ----------  ----------   ---------   ---------
                                                                   $   69,859  $   63,143   $ 227,094   $ 293,941
                                                                   ==========  ==========   =========   =========

      Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

        Natural gas.............................................   $   24,509  $   18,229   $ 105,028   $  97,985
        Exploration and production..............................        1,908          56       2,999         735
                                                                   ----------  ----------   ---------   ---------

                                                                   $   26,417  $   18,285   $ 108,027   $  98,720
                                                                   ==========  ==========   =========   =========

      Natural Gas. The increase in operating revenues of $6.3 million for the three months ended September 30, 1999 from the comparable 1998 period is due to a $4.1 million increase related to gas sales volumes, a $2.3 million increase in extracted products revenue, a $1.9 million increase in gas transportation revenues and other net increases of $.4 million partially offset by a $2.4 million decrease related to average gas sales prices, net of reservations. The decrease in operating revenues of $72.6 million for the nine months ended September 30, 1999 from the comparable 1998 period is due to a $59.0 million decrease related to gas sales volumes and a $13.3 million decrease related to average gas sales prices, net of reservations, caused primarily by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998, a $5.2 million decrease related to extracted products revenue and other net decreases of $.5 million partially offset by increased gathering revenues of $4.1 million and increased gas transportation revenues of $1.3 million.

      Other income decreased $.5 million for the nine-month period ended September 30, 1999 from the respective period in 1998 due to decreased interest income from affiliates.

      Cost of gas sold decreased by $75.3 million before intercompany elimination for the nine-month period ended September 30, 1999 from the comparable period in 1998 as a result of the decrease in gas purchase volumes caused by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998.

      Operation and maintenance expenses increased by $.7 million for the three months ended September 30, 1999 from the comparable period in 1998 due primarily to a $1.8 million increase in net gas system balancing requirements and a $1.5 million increase in professional services expense partially offset by a $1.5 million increase in administrative expense transfers, a $.6 million decrease in gas transportation expense and a $.5 million decrease in materials and supplies expense. Operation and maintenance expenses decreased by $5.1 million for the nine months ended September 30, 1999 from the comparable period in 1998 due primarily to a $5.2 million increase in administrative expense transfers, a $3.0 million decrease in gas transportation expense, a $2.6 million decrease in employee benefits expense, a $1.3 million decrease in materials and supplies expense and other net decreases of $.2 million partially offset by a $7.2 million increase in net gas system balancing requirements.

      Exploration and Production. The increase in operating revenues of $.4 million for the three months ended September 30, 1999 from the comparable 1998 period is primarily due to a $1.8 million increase related to average natural gas sales prices and a $.2 million increase related to condensate and natural gas liquids sales volumes partially offset by a $1.6 million decrease related to gas sales volumes. The decrease in operating revenues of $1.0 million for the nine months ended September 30, 1999 from the comparable 1998 period is primarily due to a $3.2 million decrease related to gas sales volumes partially offset by a $1.9 million increase in average natural gas sales prices and an increase of $.3 million related to condensate and natural gas liquids sales volumes.

      Other income decreased by $.1 million for the three-month period and $.3 million for the nine-month period ended September 30, 1999 from the respective 1998 periods as a result of decreased interest income from affiliates.

      Operation and maintenance expenses decreased by $.6 million for the three-month period and $1.6 million for the nine-month period ended September 30, 1999 from the respective 1998 periods primarily as a result of decreased management service fees.

      Depreciation, depletion and amortization decreased by $.9 million for the three-month period ended September 30, 1999 from the respective 1998 period due to decreased production volumes. Depreciation, depletion and amortization decreased by $2.0 million for the nine-month period ended September 30, 1999 from the respective 1998 period due to decreased production volumes and a reduced depreciation rate.

      Taxes on Income. The income tax increases of $3.8 million for the three-month period and $4.2 million for the nine-month period ended September 30, 1999 compared to the same periods in 1998 are due primarily to increased earnings before income taxes and increased effective federal income tax rates.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COLORADO INTERSTATE GAS COMPANY
                                                      (Registrant)



Date:  November 12, 1999                   By:         DAN A. HOMEC
                                              ---------------------------------
                                                       Dan A. Homec
                                                 Assistant Vice President
                                                      and Controller
                                                (As Authorized Officer and
                                                 Chief Accounting Officer)