Form 10-K
period 1999-12-31
COLORADO INTERSTATE GAS CO
filed 2000-02-25
CIK 200155

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999 or

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

     10% Senior Debentures, due 2005                New York Stock Exchange
     6.85% Senior Debentures, due 2037      {

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 1, 2000, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

Documents incorporated by reference:  None


================================================================================

                                TABLE OF CONTENTS

Item No.                                                                  Page

            Glossary......................................................(ii)

                                   PART I

     1.     Business......................................................   1
                Introduction..............................................   1
                Recent Development........................................   1
                Natural Gas System........................................   1
                    Operations............................................   1
                        General...........................................   1
                        Gas Sales, Storage and Transportation.............   2
                        Gas Gathering and Processing......................   2
                        Competition.......................................   2
                    Gas System Reserves...................................   3
                        Reserves..........................................   3
                        Reserves Dedicated to a Particular Customer.......   3
                    Regulations Affecting Gas System......................   3
                Gas and Oil Exploration and Production....................   4
                Environmental.............................................   6
     2.     Properties....................................................   6
     3.     Legal Proceedings.............................................   6
     4.     Submission of Matters to a Vote of Security Holders...........   7

                                     PART II

     5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................   7
     6.     Selected Financial Data.......................................   7
     7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   7
     7A.    Quantitative and Qualitative Disclosures About Market Risk....   7
     8.     Financial Statements and Supplementary Data...................   8
     9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................   8

                                    PART III

     10.    Directors and Executive Officers of the Registrant............   8
     11.    Executive Compensation........................................   8
     12.    Security Ownership of Certain Beneficial Owners and
            Management....................................................   8
     13.    Certain Relationships and Related Transactions................   8

                                     PART IV

     14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K......................................................   9



                                       (i)

                                    GLOSSARY


"AICPA" means American Institute of Certified Public Accountants
"ANR Pipeline" means ANR Pipeline Company
"Bcf" means billion cubic feet
"CIGFS" means CIG Field Services Company
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" or the "Company" means Colorado Interstate Gas Company and/or its subsidiaries
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Huddleston" means Huddleston & Co., Inc., Houston, Texas - Volumes in the
       Huddleston Report are at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
"Mcf" means thousand cubic feet
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"NGL" means natural gas liquids
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services
"Pioneer" means Pioneer Natural Resources, USA, Inc.
"PSCo" means Public Service Company of Colorado.
"WIC" means Wyoming Interstate Company, Ltd.
"Working gas" means that volume of gas available for withdrawal from natural gas storage fields and use by the Company's customers




NOTES:

This Annual Report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1. Business.

                                  INTRODUCTION

     Colorado is a Delaware corporation organized in 1927. All of Colorado's outstanding common stock is owned by Coastal Natural Gas, which is a wholly owned subsidiary of Coastal. Colorado owns and operates an interstate natural gas pipeline system and also has gas and oil exploration and production operations. At December 31, 1999, the Company had 842 employees.

     Selected financial information of the Company by industry segment is set forth in Note 9 of Notes to Consolidated Financial Statements included herein.



                               RECENT DEVELOPMENT

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.



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

     PSCo and Pioneer were the only customers accounting for revenue that equaled or exceeded 10% of the Company's consolidated revenues for the years 1999 and 1998. PSCo was the only customer that accounted for more than 10% of the Company's consolidated revenues in 1997.

     The Company's principal transmission and storage pipeline facilities, including certain facilities in the Panhandle Field of Texas ("Panhandle Field"), at December 31, 1999 consisted of 4,405 miles of pipeline and 58 compressor stations with approximately 296,000 installed horsepower. The Company is directly or indirectly connected to every major supply basin in the Rocky Mountain region, and at December 31, 1999, the design peak day gas delivery capacity of the transmission system was approximately 2.2 Bcf per day. The underground gas storage facilities have a working capacity of approximately 29 Bcf and a peak day delivery capacity of approximately 775 MMcf.

     Colorado's gathering facilities, excluding certain FERC regulated facilities in the Panhandle Field, consist of 2,400 miles of gathering lines and approximately 52,000 horsepower of compression. Colorado owned and operated four gas processing plants in 1999. These plants, with a total operating capacity of approximately 477 MMcf daily, recover mainly propane, butanes, natural gasoline, sulfur and other by-products, which are sold to refineries, chemical plants and other customers.

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

     Colorado's deliveries for the years 1999, 1998 and 1997 were as follows:

                           Total System                 Daily Average
          Year              Deliveries                System Deliveries
          ----           -----------------           -------------------
                               (Bcf)                        (MMcf)

          1999                  454                          1,245
          1998                  480                          1,315
          1997                  486                          1,333

Gas Gathering and Processing

     Colorado provides gathering and processing services on an "unbundled," or stand-alone basis. The Company's processing terms are not regulated by the FERC, but Colorado is required to provide "open access" to its regulated processing facilities. The gathering that Colorado provides in the Panhandle Field continues to be regulated by the FERC, and the Company is limited to charging rates between minimum and maximum levels approved by the FERC. The gathering and processing that Colorado's subsidiary, CIGFS, provides is not regulated by the FERC.

     The gas processing plants recovered approximately 38 million gallons of liquid hydrocarbons in 1999 compared to 46 million gallons in 1998 and 55 million gallons in 1997. Additionally, Colorado processed approximately 24 million gallons of liquid hydrocarbons owned by others in 1999 compared to 25 million gallons in 1998 and 24 million gallons in 1997.

Competition

     Natural gas competes with other forms of energy available to customers, primarily on the basis of price paid by end users. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, the weather, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by Colorado.

     In recent years, the FERC issued orders designed to increase competition in the natural gas industry. These orders have resulted in: (1) pipelines offering more service options and pricing flexibility in order to maintain and increase business volumes, and (2) pipelines competing with their customers, who are now allowed to resell, i.e., release, their unused firm capacity. In addition, firm contracts traditionally had terms of five to ten years; however, due to increased competition, new firm contracts are of a shorter average duration.

GAS SYSTEM RESERVES

Reserves

     The table below represents estimates of the Company's owned or controlled reserves as of December 31, 1999, 1998 and 1997, as prepared by Huddleston, Colorado's independent engineers.

                                                                                  1999          1998         1997
                                                                                  ----          ----         ----
      Owned or controlled by Colorado (Bcf)....................................    228           243          284

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

     At December 31, 1999, Colorado maintained under its own account 3.6 Bcf of natural gas in underground storage fields for system balancing. The Company has an additional 37.8 Bcf of base gas in its four owned storage fields. These amounts reflect actual balances at December 31, 1999, and vary slightly from the Huddleston report which includes estimates for November and December 1999.

Reserves Dedicated to a Particular Customer

     Colorado is committed to sell gas to Pioneer, a customer, under a 1928 agreement, as amended, from specific owned gas reserves in the West Panhandle Field of Texas. Under an amendment which became effective January 1, 1991, a cumulative 23% of the total net production from this Field may be taken for customers other than Pioneer.


REGULATIONS AFFECTING GAS SYSTEM

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

     Colorado is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the U.S. Department of Transportation. Additionally, the Company is subject to similar safety requirements from the U.S. Department of Labor's Occupational Safety and Health Administration related to its processing plants. Operations on United States government land are regulated by the U.S. Department of the Interior. The Company is also subject to laws and regulations associated with environmental matters as discussed on Page 6.

     For further discussion of Colorado's regulatory matters, see Note 8 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

      In 1999, the Company conveyed certain oil and gas properties to affiliated companies in exchange for common stock, resulting in a reduction of the Company's proved reserves of approximately 76 Bcf of natural gas equivalents. The Company's investments in the affiliated companies are being accounted for using the cost method.

     The following table shows gas and oil, condensate and natural gas liquids production volumes of the Company, including quantities attributable to its natural gas system, for the three years ended December 31, 1999:

                                                                                    1999         1998         1997
                                                                                    ----         ----         ----
      Exploration and Production
           Gas (MMcf)......................................................        5,495       10,949       12,365
           Oil, Condensate and Natural Gas Liquids (000 barrels)...........           80           64          129

      Natural Gas System
           Gas (MMcf)......................................................       35,634       39,058       38,135
           Oil, Condensate and Natural Gas Liquids (000 barrels)...........           24           44           57

     The following table summarizes sales price and unit cost information of the Company's exploration and production operations for the three years ended December 31, 1999:

                                                                                    1999         1998         1997
                                                                                    ----         ----         ----
      Average sales price:
           Gas - per Mcf...................................................      $  1.93      $  1.69     $   1.96
           Oil, Condensate and Natural Gas Liquids - per barrel............        15.30        13.36        14.84

      Average production cost per unit (equivalent Mcf)....................      $  0.59      $  0.58     $   0.43

     Acreage held under gas and oil mineral leases as of December 31, 1999 is summarized as follows:

                                                                       Undeveloped                 Developed
                                                                ------------------------  -------------------------
                                 Area                               Gross         Net         Gross         Net
      --------------------------------------------------------  -----------  -----------  -----------   -----------
      Exploration and Production..............................       10,044        9,561       10,749         6,040
      Natural Gas System......................................            -            -      262,474       259,276
                                                                -----------  -----------  -----------   -----------
                                                                     10,044        9,561      273,223       265,316
                                                                ===========  ===========  ===========   ===========

     The net developed acreage is concentrated principally in Texas (92%) and Oklahoma (7%). The net undeveloped acreage is principally in Utah (98%).

     Information on wells drilled in the three years ended December 31, 1999, is summarized as follows:

                                                1999                      1998                       1997
                                      ------------------------  ------------------------  -------------------------
                                         Gross         Net          Gross         Net         Gross         Net
                                      -----------  -----------  -----------  -----------  -----------   -----------
      Exploration and Production
      --------------------------
      Development Wells
      -----------------
         Oil........................            -            -            -            -            -             -
         Gas........................           11         6.90           20        17.66           29         20.82
         Dry Holes..................            -            -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                               11         6.90           20        17.66           29         20.82
                                      -----------  -----------  -----------  -----------  -----------   -----------

      Natural Gas System
      ------------------
      Development Wells
      -----------------
         Oil........................            -            -            -            -            -             -
         Gas........................           22        13.10            6         6.00            3          3.00
         Dry Holes..................            -            -            -            -            -             -
                                      -----------  -----------  -----------  -----------  -----------   -----------
                                               22        13.10            6         6.00            3          3.00
                                      -----------  -----------  -----------  -----------  -----------   -----------

             Total..................           33        20.00           26        23.66           32         23.82
                                      ===========  ===========  ===========  ===========  ===========   ===========

     Productive wells as of December 31, 1999 are as follows:

                                         Type of Well                                         Gross         Net
      ----------------------------------------------------------------------------------  -----------   -----------
      Exploration and Production
           Oil..........................................................................            -             -
           Gas..........................................................................           31         15.20
                                                                                          -----------   -----------
                  Total Exploration and Production......................................           31         15.20
                                                                                          -----------   -----------

      Natural Gas System
           Oil..........................................................................            9          8.24
           Gas..........................................................................          805        792.44
                                                                                          -----------   -----------
                  Total Natural Gas System..............................................          814        800.68
                                                                                          -----------   -----------

                              Total.....................................................          845        815.88
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

                                  ENVIRONMENTAL

     Colorado's environmental matters are discussed in Note 8 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 3. Legal Proceedings.

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998, and the parties are awaiting the Court's decision.

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Colorado, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States will not intervene in these cases at this time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants have filed a motion to dismiss which will be argued in March of 2000.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including Colorado and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit has been removed to the U.S. District Court for the District of Kansas. The plaintiffs have filed a motion to remand the case back to the state court, and several defendants have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings for pre-trial proceedings.

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



                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.

     All common stock of Colorado is owned by Coastal Natural Gas. At December 31, 1999, there were no restrictions on retained earnings as to its availability for dividends on common stock. Additional information relating to dividends is set forth under the "Statement of Consolidated Retained Earnings and Additional Paid-In Capital" included herein.

Item 6. Selected Financial Data.

     This information called for by this item is omitted pursuant to General Instruction (I) of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 and F-2 herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company has issued fixed rate debt to partially finance expenditures and debt retirements. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents hypothetical changes in fair values in the Company's debt obligations at December 31, 1999 and 1998. The modeling technique used measures the change in fair values arising from selected changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                             ---------      ------------------------    -------------------

       Impact of changes in market             Fair            Fair        Increase         Fair         Increase
          rates of interest on:                Value           Value      (Decrease)        Value       (Decrease)
---------------------------------------    -----------      -----------   ----------    -----------     ----------
   Long-term debt subject to fixed
     interest rates
         1999.........................     $     288.8      $     280.2  $      (8.6)   $     298.1     $      9.3
         1998.........................           321.2            312.3         (8.9)         328.8            7.6

     The Company has notes receivable from related parties with a carrying value of $297.2 million and $243.0 million and a note payable to a related party with a carrying value of $2.5 million and $2.8 million at December 31, 1999 and 1998, respectively. These notes earn interest at a variable rate tied to market rates of interest and therefore, the carrying amount is a reasonable estimate of its fair value. A 10% change in interest rates from the December 31 levels would not have a material impact on earnings.

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

    1.  Financial Statements and Supplemental Information.

              The following Consolidated Financial Statements of Colorado and Subsidiaries and Supplemental Information are included in response to
        Item 8 hereof on the attached pages as indicated:

                                                                                                          Page
        Independent Auditors' Report....................................................................  F-3
        Consolidated Balance Sheet at December 31, 1999 and 1998........................................  F-4
        Statement of Consolidated Earnings for the Years Ended December 31, 1999, 1998 and 1997.........  F-6
        Statement of Consolidated Retained Earnings and Additional Paid-In Capital for the Years
           Ended December 31, 1999, 1998 and 1997.......................................................  F-6
        Statement of Consolidated Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.......  F-7
        Notes to Consolidated Financial Statements......................................................  F-8
        Supplemental Information on Oil and Gas Producing Activities (Unaudited)........................  F-20

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

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

     COLORADO INTERSTATE GAS COMPANY
     (Registrant)


By:  JON R. WHITNEY
     ---------------------------
     Jon R. Whitney
     President and Chief Executive Officer
     February 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  JEFFREY A. CONNELLY                     By:  DAVID A. ARLEDGE
     ---------------------------                  -----------------------------
     Jeffrey A. Connelly                          David A. Arledge
     Director                                     Director
     February 25, 2000                            February 25, 2000


By:  HAROLD BURROW                           By:  DAN A. HOMEC
     ----------------------------                 -----------------------------
     Harold Burrow                                Dan A. Homec
     Director                                     Principal Accounting Officer
     February 25, 2000                            February 25, 2000


By:  JON R. WHITNEY                          By:  C. SCOTT HOBBS
     ---------------------------                  -----------------------------
     Jon R. Whitney                               C. Scott Hobbs
     Director                                     Director
     February 25, 2000                            February 25, 2000


By: DONALD H. GULQUIST
    ----------------------------
    Donald H. Gulquist
    Senior Vice President and
    Principal Financial Officer
    February 25, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction (I) of Form 10-K.

                              Results of Operations

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                              Year Ended
                                                                                             December 31,
                                                                                      --------------------------
                                                                                          1999           1998
                                                                                      -----------    -----------
      Natural gas.................................................................    $   299,276    $   368,056
      Exploration and production..................................................         11,776         19,325
      Eliminations................................................................            (41)        (7,016)
                                                                                      -----------    -----------
                                                                                      $   311,011    $   380,365
                                                                                      ===========    ===========

     Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment were as follows (thousands of dollars):

                                                                                              Year Ended
                                                                                             December 31,
                                                                                      --------------------------
                                                                                          1999           1998
                                                                                      -----------    -----------
      Natural gas.................................................................    $   159,303    $   140,482
      Exploration and production..................................................          2,844          1,976
                                                                                      -----------    -----------
                                                                                      $   162,147    $   142,458
                                                                                      ===========    ===========

Natural Gas

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

     Operating Revenues

     Operating revenues from natural gas operations decreased $69 million in 1999 as compared to 1998 due to a $57 million decrease related to gas sales volumes and a $14 million decrease related to average gas sales prices, net of reservations, caused primarily by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998, and a $3 million decrease related to extracted products revenue partially offset by increased gathering revenues of $5 million.

     Cost of Gas Sold.

     Cost of gas sold decreased $75 million before intercompany eliminations in 1999 as compared to 1998 due to the decrease in gas purchase volumes caused by the assignment of the Company's Merchant Division activity to an affiliate effective July 1, 1998.

     Operation and Maintenance

     Operation and maintenance expense decreased $13 million in 1999 as compared to 1998 due primarily to a $6 million increase in administrative expense transfers, a $5 million decrease in gas transportation expenses and a $2 million decrease in materials and supplies expense.

Exploration and Production

     Operating Revenues

     Operating revenues from exploration and production decreased $7 million in 1999 as compared to 1998 due to a $9 million decrease related to gas sales volumes partially offset by an increase of $1 million related to average natural gas sales prices and other net increases of $1 million.

     Operation and Maintenance

     Operation and maintenance expense decreased by $3 million in 1999 as compared to 1998 primarily due to certain properties sold to affiliates, decreased operating rents and lower management service fees.

     Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization decreased by $5 million in 1999 as compared to 1998 primarily due to lower production volumes.

Taxes on Income

     Taxes on income increased by $10 million in 1999 as compared to 1998 primarily as a result of an increase in income before taxes and changes in effective income tax rates. The effective federal income tax rate for the Company was 35% in 1999 and 32% in 1998.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
Colorado Interstate Gas Company
Colorado Springs, Colorado


     We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (an indirect, wholly owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, retained earnings and additional paid-in capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colorado Interstate Gas Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP




Denver, Colorado
February 8, 2000

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                              December 31,
                                                                                      ---------------------------
                                ASSETS                                                    1999           1998
                                                                                      ------------   ------------
Current Assets:
   Cash...........................................................................    $        731   $        109
   Notes receivable from affiliates...............................................         297,201        243,049
   Accounts receivable............................................................          48,808         41,309
   Accounts receivable from affiliates............................................          40,031         43,057
   Materials and supplies.........................................................           8,303          8,666
   Prepaid expenses...............................................................             419            820
   Current portion of deferred income taxes.......................................          39,505         34,653
                                                                                      ------------   ------------
                                                                                           434,998        371,663
                                                                                      ------------   ------------

Plant, Property and Equipment, at cost:
   Gas pipeline...................................................................       1,248,949      1,227,928
   Gas and oil properties, at full-cost...........................................          96,650        136,334
                                                                                      ------------   ------------
                                                                                         1,345,599      1,364,262

   Accumulated depreciation, depletion and amortization...........................         704,790        711,957
                                                                                      ------------   ------------
                                                                                           640,809        652,305
                                                                                      ------------   ------------

Other Assets:
   Investments in related parties.................................................          64,336         48,742
   Other deferred charges.........................................................          45,504         43,557
                                                                                      ------------   ------------
                                                                                           109,840         92,299
                                                                                      ------------   ------------

                                                                                      $  1,185,647   $  1,116,267
                                                                                      ============   ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                              December 31,
                                                                                      ---------------------------
                 LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999           1998
                                                                                      ------------   ------------
Current Liabilities:
   Note payable to affiliate......................................................    $      2,452   $      2,784
   Accounts payable and accrued expenses..........................................         119,215        123,070
   Accounts payable to affiliates.................................................          20,278         41,147
   Taxes on income................................................................          21,526         21,565
                                                                                      ------------   ------------
                                                                                           163,471        188,566
                                                                                      ------------   ------------

Debt:
   Long-term debt.................................................................         279,594        279,520
                                                                                      ------------   ------------

Deferred Credits:
   Deferred income taxes..........................................................         118,168        111,679
   Other..........................................................................          40,888         40,031
                                                                                      ------------   ------------
                                                                                           159,056        151,710
                                                                                      ------------   ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value.......................................          27,561         27,561
   Additional paid-in capital.....................................................          19,037         19,037
   Retained earnings..............................................................         536,928        449,873
                                                                                      ------------   ------------
                                                                                           583,526        496,471
                                                                                      ------------   ------------

                                                                                      $  1,185,647   $  1,116,267
                                                                                      ============   ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1999        1998         1997
                                                                              ----------  ----------   ----------
Revenues:
   Operating revenues:
      Nonaffiliates.......................................................    $  225,477  $  293,653   $ 326,694
      Affiliates..........................................................        85,534      86,712     122,382
                                                                              ----------  ----------   ---------
                                                                                 311,011     380,365     449,076
   Other income - net.....................................................        15,425      15,641      12,547
                                                                              ----------  ----------   ---------
                                                                                 326,436     396,006     461,623
                                                                              ----------  ----------   ---------
Costs and Expenses:
   Cost of gas sold:
      Nonaffiliates.......................................................             -      60,869     117,166
      Affiliates..........................................................             -       7,346      12,623
                                                                              ----------  ----------   ---------
                                                                                       -      68,215     129,789
   Operation and maintenance..............................................       135,440     151,920     146,452
   Depreciation, depletion and amortization...............................        28,849      33,413      39,327
   Interest expense.......................................................        24,761      23,880      23,816
   Taxes on income........................................................        50,331      40,783      42,015
                                                                              ----------  ----------   ---------
                                                                                 239,381     318,211     381,399
                                                                              ----------  ----------   ---------

Net Earnings..............................................................    $   87,055  $   77,795   $  80,224
                                                                              ==========  ==========   =========


                 STATEMENT OF CONSOLIDATED RETAINED EARNINGS AND
                           ADDITIONAL PAID-IN CAPITAL
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1999        1998         1997
                                                                              ----------  ----------   ----------
Retained Earnings:
Beginning balance.........................................................    $  449,873  $  412,778   $ 370,054
   Net earnings...........................................................        87,055      77,795      80,224
   Less dividends on common stock.........................................             -      40,700      37,500
                                                                              ----------  ----------   ---------
Ending balance............................................................    $  536,928  $  449,873   $ 412,778
                                                                              ==========  ==========   =========

Additional Paid-In Capital:
Beginning and ending balance..............................................    $   19,037  $   19,037   $  19,037
                                                                              ==========  ==========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1999        1998         1997
                                                                              ----------  ----------   ----------
Net Cash Flow From Operating Activities:
   Net earnings...........................................................    $   87,055  $   77,795   $  80,224
   Add items not requiring cash:
      Depreciation, depletion and amortization............................        28,849      33,413      39,327
      Deferred income taxes...............................................         6,576       3,396      13,177
      Other...............................................................           218        (813)      2,538
   Working capital and other changes, excluding changes relating to cash and non-operating activities:
      Accounts receivable.................................................        (7,499)     22,010     (11,358)
      Accounts receivable from affiliates.................................         3,026      (4,000)     11,999
      Materials and supplies..............................................           363         175         830
      Prepaid expenses....................................................           401        (727)        324
      Accounts payable and accrued expenses...............................        (3,855)    (15,638)      6,067
      Accounts payable to affiliates......................................       (20,869)     14,687       1,104
      Taxes on income.....................................................           (39)     16,136      (7,733)
                                                                              ----------  ----------   ---------

                                                                                  94,226     146,434     136,499
                                                                              ----------  ----------   ---------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.............................       (45,562)    (84,022)    (70,661)
   Proceeds from sale of plant, property and equipment....................        10,417          24       8,374
   Investments in related parties.........................................        (3,975)     (4,525)     (3,161)
   Net increase in notes receivable from affiliates.......................       (54,152)    (23,394)    (80,265)
   Recovery of gas supply prepayments.....................................             -           -          79
                                                                              ----------  ----------   ---------

                                                                                 (93,272)   (111,917)   (145,634)
                                                                              ----------  ----------   ---------

Cash Flow from Financing Activities:
   Net (decrease) increase in note payable to affiliate...................          (332)      2,784           -
   Issuance of senior debentures..........................................             -           -      99,604
   Common dividends paid..................................................             -     (40,700)    (37,500)
   Term loan..............................................................             -           -     (50,000)
                                                                              ----------  ----------   ---------

                                                                                    (332)    (37,916)     12,104
                                                                              ----------  ----------   ---------

Net Increase (Decrease) in Cash...........................................           622      (3,399)      2,969

Cash at Beginning of Year.................................................           109       3,508         539
                                                                              ----------  ----------   ---------

Cash at End of Year.......................................................    $      731  $      109   $   3,508
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

-    Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany transactions. The equity method of accounting was used for an investment in which the Company had a 50% voting interest and exercised significant influence. Other investments in which the Company has less than a 20% voting interest are accounted for by the cost method.

-    Statement of Cash Flows

     For purposes of this Statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of amounts capitalized, of $24.8 million, $24.6 million and $24.9 million in 1999, 1998 and 1997, respectively. Cash payments for income taxes amounted to $43.8 million, $21.3 million and $32.9 million in 1999, 1998 and 1997, respectively.

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

-    Plant, Property and Equipment

     Property additions and betterments are capitalized at cost. Property additions include capitalized interest costs allocable to construction. Such costs amounted to $.3 million, $.5 million and $.2 million in 1999, 1998 and 1997, respectively. All costs incurred in the acquisition, exploration and development of gas and oil properties, including unproductive wells, are capitalized under the full-cost method of accounting. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities. All other general and administrative costs, as well as production costs, are expensed as incurred.

     The Company provides for depreciation of gas system facilities on a straight-line basis with rates that vary by type of property (2% to 27% during 1997-1999). Depreciation, depletion and amortization of gas and oil properties are provided on the unit-of-production basis whereby the unit rate for depreciation, depletion and amortization is determined by dividing the total unrecovered carrying value of gas and oil properties (excluding costs related to unevaluated properties) plus estimated future development costs by the estimated proved reserves included therein. Estimated proved reserves for 1999 and 1998 were prepared by Huddleston for the Natural Gas System while the Exploration and Production portions were prepared by Coastal's engineers and reviewed by Huddleston. Estimated proved reserves for 1997 were prepared by Huddleston. The average exploration and production segment amortization rate per equivalent unit of a thousand cubic feet of gas production for oil and gas operations was $.87 for the year 1999, $.89 for the year 1998 and $.91 for the year 1997. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved gas and oil properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to depreciation, depletion and amortization expense. No such charge was required in the periods presented.

     In 1997, the Company re-examined the useful lives of its assets and revised the depreciation rates for certain of its assets, which had the effect of increasing net earnings by approximately $3.6 million in 1998 and $1 million in 1997.

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

     The Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     The Company adopted the FASB Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts in Energy Trading and Risk Management Activities" in 1999. The application of Issue No. 98-10 did not have a material effect on the Company's consolidated financial statements.

-    Income Taxes

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

2.   Long-Term Debt

     Balances at December 31 were as follows (thousands of dollars):

                                                                                              1999         1998
                                                                                            ---------   ---------
      6.85% Senior Debentures, due 2037.................................................    $ 100,000   $ 100,000
      10% Senior Debentures, due 2005...................................................      179,594     179,520
                                                                                            ---------   ---------
                                                                                            $ 279,594   $ 279,520
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

     Alternatives to finance capital expenditures and other cash needs are primarily limited by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1999, the Company and certain affiliates could incur an aggregate of approximately $3 billion of additional indebtedness.

3.   Common Stock and Other Stockholder's Equity

     All of the Company's common stock is owned by Coastal Natural Gas.

     At December 31, 1999, there were no restrictions on retained earnings as to the Company's ability to declare dividends on common stock.

4.   Fair Value of Financial Instruments

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                             December 31, 1999              December 31, 1998
                                                       ---------------------------    ---------------------------
                                                        Carrying           Fair         Carrying          Fair
                                                         Amount            Value         Amount           Value
                                                       -----------     -----------    -----------      ----------
                                                                          (Thousands of Dollars)
      Financial assets:
         Cash.......................................   $       731     $       731    $       109      $      109
         Notes receivable from affiliates...........       297,201         297,201        243,049         243,049
      Financial liabilities:
         Long-term debt.............................       279,594         288,793        279,520         321,186
         Note payable to affiliate..................         2,452           2,452          2,784           2,784

     The carrying values of cash, notes receivable from affiliates and note payable to affiliate are reasonable estimates of their fair values. The estimated value of the Company's long-term debt is based on interest rates at December 31, 1999 and 1998, respectively, for new issues with similar remaining maturities.

5.   Taxes On Income

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
      Current Income Taxes:
         Federal.............................................................    $ 40,331    $ 34,721    $ 25,697
         State...............................................................       3,424       2,666       3,141
                                                                                 --------    --------    --------
                                                                                   43,755      37,387      28,838
                                                                                 --------    --------    --------

      Deferred Income Taxes:
         Federal.............................................................       5,764       2,124      13,059
         State...............................................................         812       1,272         118
                                                                                 --------    --------    --------
                                                                                    6,576       3,396      13,177
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 50,331    $ 40,783    $ 42,015
                                                                                 ========    ========    ========

     Coastal and the Internal Revenue Service ("IRS") Appeals Office have concluded a final settlement of adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987 and have concluded a tentative settlement of the additional adjustments proposed by the IRS to those returns. Coastal and the IRS Appeals Office have also concluded a tentative settlement of the adjustments proposed to Coastal's federal income tax returns filed for the years 1988 through 1990. Coastal has received notice of proposed adjustments to Coastal's federal income tax returns filed for the years 1991 through 1994, and Coastal is currently contesting certain of these adjustments before the IRS Appeals Office. Examination of Coastal's federal income tax returns filed for the years 1995, 1996 and 1997 began in 1999. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

     Provisions for federal income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (thousands of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
      Tax expense computed by applying the U.S. federal income
         tax rate of 35%.....................................................    $ 48,085    $ 41,502    $ 42,784

      Increases (reductions) in taxes resulting from:
         State income tax cost...............................................       2,753       2,560       2,118
         Tight sands gas credit..............................................      (1,419)     (2,756)     (2,309)
         Other...............................................................         912        (523)       (578)
                                                                                 --------    --------    --------

      Taxes on Income........................................................    $ 50,331    $ 40,783    $ 42,015
                                                                                 ========    ========    ========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (thousands of dollars):

                                                                                                 December 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
      Excess of book basis over tax basis of plant, property and equipment..............    $ 116,446   $ 110,459
      Other.............................................................................        1,722       1,220
                                                                                            ---------   ---------
         Deferred tax liabilities.......................................................      118,168     111,679
                                                                                            ---------   ---------

      Provisions for rate refunds and contested claims..................................      (25,447)    (26,219)
      Accrued expenses..................................................................      (10,804)     (7,852)
      Other.............................................................................       (3,254)       (582)
                                                                                            ---------   ---------
         Deferred tax assets............................................................      (39,505)    (34,653)
                                                                                            ---------   ---------

         Deferred income taxes..........................................................    $  78,663   $  77,026
                                                                                            =========   =========

6.   Benefit Plans

     The Company participates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1999, the Plan did not have an unfunded accumulated benefit obligation. The Company's funding policy is to contribute the amount necessary for the plan to maintain its qualified status under the Employee Retirement Income Security Act of 1974, as amended. Colorado made no contributions to the Plan for 1999, 1998 or 1997. Assets of the Plan are not segregated or restricted by participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

     The Company also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to approximately $2.6 million for 1999 and $2.3 million for 1998 and 1997, respectively.

     The Company provides certain health care and life insurance benefits for retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services.

     The following tables provide a reconciliation of the changes in the postretirement benefit obligation, the fair value of plan assets over each of the years ended December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998 (millions of dollars):

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------
Change in Postretirement Benefit Obligation
      Accumulated postretirement benefit obligation at beginning of year.................    $   14.3    $   14.3
      Service cost.......................................................................          .3          .3
      Interest cost......................................................................          .9          .9
      Participant contributions..........................................................          .5          .5
      Benefit payments...................................................................        (1.4)       (1.7)
                                                                                             --------    --------
      Accumulated postretirement benefit obligation at end of year.......................    $   14.6    $   14.3
                                                                                             ========    ========

Change in Plan Assets
      Fair value of plan assets at beginning of year.....................................    $    9.1    $    9.0
      Actual return on plan assets.......................................................          .5         (.2)
      Employer contributions.............................................................         1.4         1.4
      Administrative expenses............................................................         (.7)          -
      Benefit payments...................................................................         (.8)       (1.1)
                                                                                             --------    --------
      Fair value of plan assets at end of year...........................................    $    9.5    $    9.1
                                                                                             ========    ========


                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------
Funded Status
      Funded status at year end..........................................................    $   (5.1)   $   (5.2)
      Unrecognized gain..................................................................        (4.7)       (5.4)
      Unrecognized transition obligation.................................................        10.8        11.6
                                                                                             --------    --------
      Prepaid postretirement benefit asset...............................................    $    1.0    $    1.0
                                                                                             ========    ========

     The following table provides the components of net periodic postretirement benefit cost for 1999, 1998 and 1997 (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
      Service cost...........................................................    $     .3    $     .3    $     .2
      Interest cost..........................................................          .9          .9          .9
      Amortization of transition obligation..................................          .8          .8          .8
      Expected return on assets..............................................         (.2)        (.2)        (.2)
      Amortization of net gain...............................................         (.3)        (.4)        (.3)
                                                                                 --------    --------    --------
      Net periodic postretirement benefit cost...............................    $    1.5    $    1.4    $    1.4
                                                                                 ========    ========    ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4% in 1999, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% in 1998 and 9.7% in 1997. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately 3.83% and the net postretirement health care cost by approximately 3.45%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately 4.13% and the net postretirement health care cost by approximately 3.98%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1999, 7.0% in 1998 and 7.25% in 1997 and the expected long-term rate of return on assets was 4.3% in 1999, 1998 and 1997.

7.   Commitments

     The Company had rental expense of approximately $5.3 million, $5.1 million and $5.2 million in 1999, 1998 and 1997, respectively (excluding leases covering natural resources). The aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $4.1 million, $3.9 million, $2.6 million, $2.4 million and $2.4 million for the years 2000-2004, respectively, and $.7 million thereafter.

     The Company has executed a service agreement with WIC, an affiliate, providing for the availability of pipeline transportation capacity through December 31, 2007. Under the service agreement, the Company is required to make minimum payments on a monthly basis with minimum annual payments of $9.9 million per year for 2000-2004 and $11.5 million for later years. In 1999, the Company expensed approximately $5.2 million related to this agreement.

8.   Litigation, Environmental and Regulatory Matters

-    Litigation Matters

     In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit. Oral arguments were heard before the Fifth Circuit Court of Appeals on December 4, 1998, and the parties are awaiting the Court's decision.

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Colorado, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States will not intervene in these cases at this time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants have filed a motion to dismiss which will be argued in March of 2000.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including Colorado and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit has been removed to the U.S. District Court for the District of Kansas. The plaintiffs have filed a motion to remand the case back to the state court, and several defendants have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings for pre-trial proceedings.

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

     The Company spent approximately $.4 million in 1999 on environmental capital projects and anticipates capital expenditures of approximately $1 million per year over the next several years in order to comply with such laws and regulations.

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

-    Regulatory Matters

     On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of-first-refusal granted to long term shippers to retain their capacity; and (e) expands pipeline reporting requirements. Colorado and its affiliates will seek clarification of certain aspects of the final rule.

     On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, Colorado and its affiliates sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on its companion notice proposing to eliminate its optional certificate regulations.

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

9.   Segment Information

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

     The Company's operating revenues from external customers and intersegment revenues; earnings before interest and income taxes; depreciation, depletion and amortization; equity income (loss) from investments; and capital expenditures for the years ended December 31, 1999, 1998 and 1997 are shown as follows (thousands of dollars):

                                                                                  1999        1998         1997
                                                                               ----------   ---------   ----------
      Operating Revenues
         Natural gas.........................................................  $  299,276   $ 368,056   $ 437,445
         Exploration and production..........................................      11,776      19,325      26,280
         Exploration and production intersegment revenue eliminations........         (41)     (7,016)    (14,649)
                                                                               ----------   ---------   ---------
           Consolidated Totals...............................................  $  311,011   $ 380,365   $ 449,076
                                                                               ==========   =========   =========

      Earnings Before Interest and Income Taxes
         Natural gas.........................................................  $  159,303   $ 140,482   $ 138,576
         Exploration and production..........................................       2,844       1,976       7,479
                                                                               ----------   ---------   ---------
           Consolidated Totals...............................................  $  162,147   $ 142,458   $ 146,055
                                                                               ==========   =========   =========

      Depreciation, Depletion and Amortization
         Natural gas.........................................................  $   23,677   $  23,305   $  27,419
         Exploration and production..........................................       5,172      10,108      11,908
                                                                               ----------   ---------   ---------
           Consolidated Totals...............................................  $   28,849   $  33,413   $  39,327
                                                                               ==========   =========   =========

      Equity Income (Loss) From Investments
         Natural gas.........................................................  $     (444)  $   6,765   $   5,211
         Exploration and production..........................................           -           -           -
                                                                               ----------   ---------   ---------
           Consolidated Totals...............................................  $     (444)  $   6,765   $   5,211
                                                                               ==========   =========   =========

      Capital Expenditures
         Natural gas.........................................................  $   39,461   $  69,364   $  52,090
         Exploration and production..........................................       6,101      14,658      18,571
                                                                               ----------   ---------   ---------
           Consolidated Totals...............................................  $   45,562   $  84,022   $  70,661
                                                                               ==========   =========   =========

     Effective July 1, 1998, those gas purchases and sales of the natural gas segment formerly conducted by the Company's unincorporated Merchant Division were assigned to an affiliate. Therefore, revenues and cost of gas sold associated with such activities subsequent to June 30, 1998 are not included in the Company's consolidated financial statements.

     Intersegment revenues are accounted for on the basis of contract, current market or internally established transfer prices. The equity income (loss) from investments is included in operating revenues.

     The Company's assets and amount of investment in equity method investees by segment as of December 31, 1999 and 1998 are as follows (thousands of dollars):

                                                                                            1999         1998
                                                                                        -----------  -----------
      Assets
         Natural gas..............................................................      $ 1,141,860  $ 1,085,483
         Exploration and production...............................................           43,787       30,784
                                                                                        -----------  -----------
             Consolidated Totals..................................................      $ 1,185,647  $ 1,116,267
                                                                                        ===========  ===========

      Equity Method Investments (included in Investments
        in related parties)
         Natural gas..............................................................      $         -  $    12,034
         Exploration and production...............................................                -            -
                                                                                        -----------  -----------
             Consolidated Totals..................................................      $         -  $    12,034
                                                                                        ===========  ===========

     Revenues from sales, storage and transportation of natural gas to individual customers amounting to 10% or more of the Company's consolidated revenues were as indicated below (thousands of dollars):

                                                                                     Year Ended December 31,
                                                                               -----------------------------------
                                                                                  1999        1998         1997
                                                                               ----------   ---------   ----------
      PSCo

         Amount..............................................................  $   87,141   $ 112,468   $ 165,793
                                                                               ==========   =========   =========

         Percent.............................................................         27%         28%         36%
                                                                               ==========   =========   =========

      Pioneer

         Amount..............................................................  $   36,453   $  39,805   $   *
                                                                               ==========   =========   =========

         Percent.............................................................         11%         10%       *   %
                                                                               ==========   =========   =========

      *Less than 10% of consolidated revenues.

     Revenues from any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1999, 1998 and 1997. The Company does not have any foreign operations.

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

10.  Transactions with Related Parties

     The Statement of Consolidated Earnings includes the following major transactions with related parties (thousands of dollars):

                                                           1999                  1998                  1997
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------
Revenues
--------
   Gathering and Transportation -
      Engage Energy US, L.P.(1)..................   $  *          *  %    $ 12,268      6.1%    $  *         *  %
      CIG Merchant Company.......................     20,353      9.4       13,760      6.8        *         *

   Gas Sales -
      CIG Resources Company......................   $  *          *  %    $  6,319      5.0%    $ 35,981    18.9%
      CIG Merchant Company.......................     24,184     41.6       25,751     20.4       32,481    17.1

   Extracted Products and Gas Processing -
      Coastal Refining & Marketing, Inc..........   $   -          - %    $  *          *  %    $  6,415    27.6%
      Coastal Field Services Company.............     12,226     77.9       11,535     81.9       11,295    48.6

   Incidental Gasoline, Oil and Condensate
   Sales -
      Coastal Refining & Marketing, Inc..........   $  1,114     26.3%    $  1,156     31.6%    $  2,403    37.0%
      Coastal States Trading, Inc................        903     21.3          973     26.6        1,560    24.0

   Natural Gas Production -
      Engage Energy US, L.P.(1)..................   $      -        -%    $      -        -%    $  3,161    13.3%
      CIG Merchant Company.......................      9,650     81.5        5,855     47.4            -       -

Costs and Expenses
------------------
   Gas Purchases -
      Coastal Oil & Gas Corporation..............   $      -        -%    $  7,234     10.0%    $ 11,482    12.2%

   Gathering, Transportation and Compression -
      WIC........................................   $  5,230     68.5%    $  8,500     92.0%    $  5,969    72.5%

* Less than 5% of total

     ------------------

     1 Formerly Coastal Gas Marketing Company, which became a part of Engage Energy US, L.P. and Engage Energy Canada, L.P. in February 1997. Coastal has a 50% interest in these two companies.

     Services provided by the Company at cost for affiliated companies were $9.6 million for 1999, $7.7 million for 1998 and $6.3 million for 1997. Services provided by affiliated companies for the Company at cost were $8.0 million for 1999, $7.7 million for 1998 and $7.5 million for 1997. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing/operating of facilities and general and administrative functions. Such costs are allocated using a three-factor formula consisting of revenue, property and payroll, or other methods which have been applied on a reasonable and consistent basis.

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowings from outside sources. The Company had advanced $279.9 million and $243.0 million to associated companies at a market rate of interest at December 31, 1999 and 1998, respectively. Such amount is repayable on demand. Additionally, at December 31, 1999, the Company had advanced $17.3 million to an affiliate on a long-term basis at a market rate of interest.

     The Company's investment in an affiliate, Coastal Medical Services, Inc., was $35.1 million and $36.7 million on December 31, 1999 and 1998, respectively. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

      In 1999, the Company conveyed certain oil and gas properties to affiliated companies in exchange for common stock, resulting in a reduction of the Company's proved reserves of approximately 76 Bcf of natural gas equivalents. The Company's investments in the affiliated companies are being accounted for using the cost method.

11.  Quarterly Results of Operations (Unaudited)

     The results of operations by quarter for the years ended December 31, 1999 and 1998 were (thousands of dollars):

                                                                                 1999 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------     --------   ---------    --------
      Revenues.................................................   $  90,388   $   73,824  $   73,783   $  88,441
      Other costs and expenses.................................      59,694       59,698      61,281      58,708
                                                                  ---------   ----------  ----------   ---------
         Net earnings..........................................   $  30,694   $   14,126  $   12,502   $  29,733
                                                                  =========   ==========  ==========   =========


                                                                                 1998 Quarter Ended
                                                                  ----------------------------------------------
                                                                  March 31,     June 30,   Sept. 30,    Dec. 31,
                                                                  ---------     --------   ---------    --------
      Revenues.................................................   $ 133,184   $  105,307  $   67,189   $  90,326
      Cost of gas sold.........................................      38,205       30,297           -        (287)
                                                                  ---------   ----------  ----------   ---------
         Revenues less cost of gas sold........................      94,979       75,010      67,189      90,613
      Other costs and expenses.................................      66,191       59,656      58,926      65,223
                                                                  ---------   ----------  ----------   ---------
         Net earnings..........................................   $  28,788   $   15,354  $    8,263   $  25,390
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

12.  Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.

    SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

      Reserves, capitalized costs, costs incurred in oil and gas acquisition, exploration and development activities, results of operations and the standardized measure of discounted future net cash flows are presented for the exploration and production segment. Natural gas system reserves and the related standardized measure of discounted future net cash flows are presented separately for natural gas operations. All reserves are located in the United States. The reserve information for 1999 and 1998 for the Natural Gas System shown below were prepared by Huddleston, Colorado's independent engineers, while the Exploration and Production portions are as prepared by Coastal's engineers and reviewed by Huddleston. The reserves as of December 31, 1997 are as prepared by Huddleston. In 1999, the Company conveyed certain oil and gas properties to affiliated companies in exchange for common stock, resulting in a reduction of the Company's proved reserves of approximately 76 Bcf of natural gas equivalents. The Company's investments in the affiliated companies are being accounted for using the cost method.

Estimated Quantities of Proved Reserves

                                                             Natural Gas           Exploration
      Company-Owned Reserves                                   System            and Production
      ----------------------                                 -----------   -------------------------
                                                              Developed    Developed      Undeveloped     Total
                                                             -----------   ---------      -----------    -------
      Natural Gas (MMcf):
      ------------------

           1999.............................................   197,649          6,877        1,144        205,670
           1998.............................................   211,761         91,302       21,739        324,802
           1997.............................................   248,248         75,200       38,883        362,331

      Oil, Condensate and Natural Gas Liquids (000 barrels):
      -----------------------------------------------------

           1999.............................................       249            140           19            408
           1998.............................................       237            383          167            787
           1997.............................................       349            543          363          1,255

     Changes in proved reserves since the end of 1996 are shown in the following table:

                                                           Natural Gas                 Oil, Condensate and NGL
                                                             (MMcf)                         (000 barrels)
                                                   -----------------------------    ----------------------------
                                                     Natural        Exploration       Natural       Exploration
                                                       Gas              and             Gas             and
Total Proved Reserves                                System         Production        System        Production
---------------------                              ----------     --------------    ----------    --------------
Total, end of 1996..............................     267,927          114,766             391             709
                                                    --------         --------        --------        --------
Production during 1997..........................     (38,135)         (12,365)            (57)           (129)
Extensions and discoveries......................       8,870           18,169               -             284
Acquisitions....................................           -                -               -               -
Sales of reserves in-place......................           -          (12,924)              -             (15)
Revisions of previous quantity estimates and
    other.......................................       9,586            6,437              15              57
                                                    --------         --------        --------        --------
Total, end of 1997..............................     248,248          114,083             349             906
                                                    --------         --------        --------        --------
Production during 1998..........................     (39,058)        ( 10,949)            (44)            (64)
Extensions and discoveries......................         404              338               -               -
Sales of reserves in-place......................           -          (13,619)              -            (192)
Acquisitions....................................           -                -               -               -
Revisions of previous quantity estimates and
    other.......................................       2,167           23,188             (68)           (100)
                                                    --------         --------        --------        --------
Total, end of 1998..............................     211,761          113,041             237             550
                                                    --------         --------        --------        --------
Production during 1999..........................     (35,634)          (5,495)            (24)            (80)
Extensions and discoveries......................           -              930               -              19
Sales of reserves in-place......................           -                -               -               -
Acquisitions....................................           -                -               -               -
Revisions of previous quantity estimates and
   other........................................      21,522         (100,455)             36            (330)
                                                    --------         --------        --------        --------
Total, end of 1999..............................     197,649            8,021             249             159
                                                    ========         ========        ========        ========

     Total proved reserves for the natural gas system exclude storage gas and liquids volumes. The natural gas system storage gas volumes are 41,472, 41,213 and 40,376 MMcf and storage liquids volumes are approximately 301,000, 232,000 and 209,000 barrels at December 31, 1999, 1998 and 1997, respectively. Volumes are based on Huddleston's report and include estimates which differ slightly from actuals.

Capitalized Costs Relating to Exploration and Production Activities (thousands of dollars)

                                                                                               December 31,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        -----------    -----------
Proved and Unproved Properties

Proved Properties...................................................................    $    95,535    $   135,812
Unproved Properties.................................................................          1,115            522
                                                                                        -----------    -----------
                                                                                             96,650        136,334
Accumulated depreciation, depletion and amortization................................        (93,639)      (108,791)
                                                                                        -----------    -----------
                                                                                        $     3,011    $    27,543
                                                                                        ===========    ===========

     The Company follows the full-cost method of accounting for oil and gas properties.

Costs Excluded from Amortization
(thousands of dollars)

     The following table summarizes the costs related to unevaluated properties which are excluded from amounts subject to amortization at December 31, 1999. The Company regularly evaluates these costs to determine whether impairment has occurred.

                                                                            Years Costs Incurred
                                                            ------------------------------------------------------
                                                                                                          Prior
                                                 Total         1999           1998          1997         to 1997
                                             -----------    -----------   -----------   -----------    -----------
Property Acquisition......................   $       977    $         -   $       977   $         -    $         -
Exploration...............................            48             48             -             -              -
Capitalized Interest......................            90             90             -             -              -
                                             -----------    -----------   -----------   -----------    -----------
                                             $     1,115    $       138   $       977   $         -    $         -
                                             ===========    ===========   ===========   ===========    ===========


Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities (thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
Property acquisition costs:
      Proved.................................................................    $     67    $  1,797    $     27
      Unproved...............................................................          31       1,449           8
Exploration costs............................................................         138         177         237
Development costs............................................................       5,852      11,363      18,178


Results of Operations for Exploration and Production Activities
(thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
Revenues:
   Sales.....................................................................    $  3,282    $  4,605    $  5,255
   Transfers.................................................................       8,552      14,766      20,847
                                                                                 --------    --------    --------
      Total..................................................................      11,834      19,371      26,102

Production costs.............................................................      (3,506)     (6,585)     (5,660)
Operating expenses...........................................................      (1,445)     (2,338)     (2,467)
Depreciation, depletion and amortization.....................................      (5,172)    (10,108)    (11,908)
                                                                                 --------    --------    --------
                                                                                    1,711         340       6,067

Income tax benefit ..........................................................         820       2,637         186
                                                                                 --------    --------    --------

Results of operations for producing activities
   (excluding corporate overhead and interest costs).........................    $  2,531    $  2,977    $  6,253
                                                                                 ========    ========    ========

     The average exploration and production segment amortization rate per equivalent Mcf was $.87 in 1999, $0.89 in 1998 and $0.91 in 1997.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

     Future cash inflows from the sale of proved reserves and estimated production and development costs for the year ended December 31, 1999, are discounted at 10% after they are reduced by the Company's estimate for future income taxes. The calculations are based on year-end prices and costs, statutory tax rates and nonconventional fuel source tax credits that relate to existing proved oil and gas reserves in which the Company has mineral interests.

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by changes in both natural gas and crude oil prices, may be subject to material future revisions (thousands of dollars):

                                                               Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1999                         1998                        1997
                               -------------------------   -------------------------   --------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 System      Production      System      Production       System      Production
                               -----------   ----------    -----------   -----------   -----------   -----------
Future cash inflows..........  $   228,888   $    20,406   $   256,442   $   227,546   $   291,333   $   239,278
Future production and
   development costs.........      (73,652)       (7,201)      (79,376)     (118,847)      (87,111)     (112,544)
Future income tax (expenses)
    benefits.................      (48,879)        2,781       (57,301)      (22,640)      (66,657)      (28,622)
                               -----------   -----------   -----------   -----------   -----------   -----------
Future net cash flows........      106,357        15,986       119,765        86,059       137,565        98,112
10% annual discount for
   estimated timing of cash
   flows.....................      (40,972)       (2,415)      (50,376)      (37,479)      (57,330)      (37,876)
                               -----------   -----------   -----------   -----------   -----------   -----------
Standardized measure of
   discounted future net
   cash flows................  $    65,385   $    13,571   $    69,389   $    48,580   $    80,235   $    60,236
                               ===========   ===========   ===========   ===========   ===========   ===========

     Principal sources of change in the standardized measure of discounted future net cash flows during each year are as follows (thousands of dollars):

                                                               Year Ended December 31,
                               -----------------------------------------------------------------------------------
                                         1999                         1998                        1997
                               -------------------------   -------------------------   ---------------------------
                                 Natural     Exploration     Natural     Exploration      Natural     Exploration
                                   Gas           and           Gas           and            Gas           and
                                 System      Production      System      Production       System      Production
                               -----------   ----------    -----------   -----------   -----------   -----------
Sales and transfers, net of
   production costs..........  $   (36,176)  $    (8,328)  $   (33,732)  $   (12,785)  $   (34,454)  $   (19,411)
Net changes in prices and
   production costs..........       (5,580)       13,203         2,909        (2,376)      (52,962)      (80,968)
Extensions and discoveries...            -         1,468           392           303        10,343        12,625
Acquisitions.................            -             -             -             -             -             -
Sales of reserves in-place...            -             -             -        (9,926)            -       (19,840)
Development costs incurred
   during the period that
   reduced estimated future
   development costs.........            -         2,190             -         7,958             -             -
Revisions of previous quantity
   estimates, timing and other      27,897       (55,872)        5,539        (7,611)      (34,149)       (4,187)
Accretion of discount........        6,497         4,509         8,435         5,948        17,924        15,171
Net change in income taxes...        3,358         7,821         5,611         6,833        33,888        37,645
                               -----------   -----------   -----------   -----------   -----------   -----------
     Net change..............  $    (4,004)  $   (35,009)  $   (10,846)  $   (11,656)  $   (59,410)  $   (58,965)
                               ===========   ===========   ===========   ===========   ===========   ============

     None of the amounts include any value for storage gas and liquids volumes, which were approximately 41 Bcf and 301 thousand barrels, respectively, at the end of 1999. Volumes are based on Huddleston's report and include estimates which differ slightly from actuals.

                                  EXHIBIT INDEX


Exhibit
Number                                Document
--------  ---------------------------------------------------------------------
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