Form 10-Q
period 2000-03-31
COLORADO INTERSTATE GAS CO
filed 2000-05-11
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of April 28, 2000, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   March 31,        December 31,
                                     ASSETS                                         2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Assets:
   Cash....................................................................    $         497        $        731
   Notes receivable from affiliates........................................          355,695             297,201
   Accounts receivable.....................................................           33,092              48,808
   Accounts receivable from affiliates.....................................           32,633              40,031
   Materials and supplies..................................................            8,313               8,303
   Prepaid expenses........................................................              314                 419
   Current portion of deferred income taxes................................           36,284              39,505
                                                                               -------------        ------------
                                                                                     466,828             434,998
                                                                               -------------        ------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................        1,265,393           1,248,949
   Gas and oil properties, at full-cost....................................          100,698              96,650
                                                                               -------------        ------------
                                                                                   1,366,091           1,345,599

   Accumulated depreciation, depletion and amortization....................          713,187             704,790
                                                                               -------------        ------------
                                                                                     652,904             640,809
                                                                               -------------        ------------

Other Assets:
   Investments in related parties..........................................           64,336              64,336
   Other deferred charges..................................................           44,936              45,504
                                                                               -------------        ------------
                                                                                     109,272             109,840
                                                                               -------------        ------------

                                                                               $   1,229,004        $  1,185,647
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Note payable to affiliate...............................................    $       1,884        $      2,452
   Accounts payable and accrued expenses...................................          127,894             119,215
   Accounts payable to affiliates..........................................           26,475              20,278
   Taxes on income.........................................................           20,177              21,526
                                                                               -------------        ------------
                                                                                     176,430             163,471
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,613             279,594
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          116,816             118,168
   Other...................................................................           41,626              40,888
                                                                               -------------        ------------
                                                                                     158,442             159,056
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          567,921             536,928
                                                                               -------------        ------------
                                                                                     614,519             583,526
                                                                               -------------        ------------

                                                                               $   1,229,004        $  1,185,647
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                                              Three Months Ended
                                                                                            ----------------------
                                                                                                   March 31,
                                                                                               2000        1999
                                                                                            ----------  ----------
                                                                                                  (Unaudited)
Revenues:
   Operating revenues:
      Nonaffiliates....................................................................     $  78,115   $  69,703
      Affiliates.......................................................................        14,719      17,356
                                                                                            ---------   ---------
                                                                                               92,834      87,059
   Other income - net..................................................................         5,438       3,329
                                                                                            ---------   ---------
                                                                                               98,272      90,388
                                                                                            ---------   ---------

Costs and Expenses:
   Operation and maintenance...........................................................        34,780      29,045
   Depreciation, depletion and amortization............................................         7,949       7,671
   Interest expense....................................................................         6,140       6,142
   Taxes on income.....................................................................        18,410      16,836
                                                                                            ---------   ---------
                                                                                               67,279      59,694
                                                                                            ---------   ---------

Net Earnings...........................................................................     $  30,993   $  30,694
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      -----------      -----------
                                                                                               (Unaudited)
Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    30,993      $   30,694
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................          7,949           7,671
      Deferred income taxes.......................................................          1,873           3,781
      Other.......................................................................          1,665           2,235

   Working capital and other changes, excluding changes relating to cash and nonoperating activities:
         Receivables..............................................................         15,716          13,063
         Receivables from affiliates..............................................          7,398          11,261
         Materials and supplies...................................................            (10)           (131)
         Prepaid expenses.........................................................            105             105
         Accounts payable and accrued expenses....................................          8,679          (6,399)
         Accounts payable to affiliates...........................................          6,197         (23,557)
         Taxes on income..........................................................         (1,349)         (6,235)
                                                                                      -----------      ----------
                                                                                           79,216          32,488
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (20,520)         (7,857)
   Net proceeds from sale of plant, property and equipment........................            132            (252)
   Investments in related parties.................................................              -          12,034
   Net increase in notes receivable from affiliates...............................        (58,494)        (33,999)
                                                                                      -----------      ----------
                                                                                          (78,882)        (30,074)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Net decrease in note payable to affiliate......................................           (568)         (1,626)
                                                                                      -----------      ----------
                                                                                             (568)         (1,626)
                                                                                      -----------      ----------

Net (Decrease) Increase in Cash...................................................           (234)            788

Cash at Beginning of Period.......................................................            731             109
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       497      $      897
                                                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated results of operations, financial position or cash flows.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") as amended by Statement of Financial Accounting Standards No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were not material for the three-month periods ended March 31, 2000 and March 31, 1999. Cash payments for income taxes amounted to $17.9 million and $19.3 million for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
   Current Income Taxes:
      Federal.....................................................................          $  15,087   $  12,367
      State.......................................................................              1,450         688
                                                                                            ---------   ---------
                                                                                               16,537      13,055
                                                                                            ---------   ---------

   Deferred Income Taxes:
      Federal.....................................................................              1,728       3,423
      State.......................................................................                145         358
                                                                                            ---------   ---------
                                                                                                1,873       3,781
                                                                                            ---------   ---------

   Taxes on Income................................................................          $  18,410   $  16,836
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

4.   Segment Information

     The Company's operating revenues from external customers and intersegment revenues and earnings before interest and income taxes for the three months ended March 31, 2000 and 1999 are shown as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Operating Revenues:
   Natural gas....................................................................          $  89,914   $  83,701
   Exploration and production.....................................................              2,920       3,370
   Exploration and production intersegment revenue eliminations...................                  -         (12)
                                                                                            ---------   ---------
      Consolidated Totals.........................................................          $  92,834   $  87,059
                                                                                            =========   =========

Earnings Before Interest and Income Taxes:
   Natural gas....................................................................          $  53,397   $  53,580
   Exploration and production.....................................................              2,146          92
                                                                                            ---------   ---------
      Consolidated Totals.........................................................          $  55,543   $  53,672
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

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Colorado, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States would not intervene in these cases at that time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in

Wyoming. The defendants filed a motion to dismiss which was argued in March 2000, and the parties are awaiting the Court's decision.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including Colorado and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

     Regulatory Matters

     On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of- first-refusal granted to long term shippers to retain their capacity; and (e) expands pipeline reporting requirements. Colorado, its affiliates and others have sought clarification of certain aspects of the final rule.

     On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits, i.e., a balancing of adverse impacts and benefits. On October 19, 1999, Colorado and its affiliates sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on a companion FERC notice proposing to eliminate the current optional certificate regulations.

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

6.   Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. On May 5, 2000, the merger was approved by the shareholders of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.


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

                              Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 2000, in comparison to the corresponding period in 1999, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $  89,914   $  83,701
      Exploration and production........................................................        2,920       3,370
      Eliminations......................................................................            -         (12)
                                                                                            ---------   ---------

                                                                                            $  92,834   $  87,059
                                                                                            =========   =========

     Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment were as follows (thousands of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Natural gas.......................................................................    $  53,397   $  53,580
      Exploration and production........................................................        2,146          92
                                                                                            ---------   ---------

                                                                                            $  55,543   $  53,672
                                                                                            =========   =========

     Natural Gas. The increase in operating revenues of $6.2 million for the three months ended March 31, 2000 from the comparable 1999 period is due to a $3.0 million increase related to average gas sales prices, a $2.2 million increase related to extracted products revenue, a $1.5 million increase related to incidental gasoline and oil sales, a $1.0 million increase related to increased gas transportation revenues and other net increases of $.3 million partially offset by a $1.8 million decrease related to gas sales volumes.

     Other income increased $1.8 million for the three-month period ended March 31, 2000 from the respective period in 1999 due to increased interest income from affiliates.

     Operation and maintenance expenses increased by $6.9 million for the three months ended March 31, 2000 from the comparable period in 1999 due to a $3.1 million increase in salaries and benefits, primarily related to a non-recurring adjustment made in 1999, a $1.6 million increase in taxes other than income taxes, a $.7 million increase related to gas royalties and net gas system requirements, a $.6 million increase related to gas transportation expense, a $.4 million increase related to professional services, and other net increases of $.5 million.

     Depreciation, depletion and amortization increased $1.3 million for the three-month period ended March 31, 2000 from the comparable period in 1999 due primarily to increased depreciable plant.

     Exploration and Production. The decrease in operating revenues of $.4 million for the three months ended March 31, 2000 from the comparable 1999 period is primarily due to a $1.7 million decrease related to gas sales volumes partially offset by a $1.2 million increase related to average natural gas sales prices and other net increases of $.1 million.

     Other income increased by $.3 million for the three-month period ended March 31, 2000 from the respective 1999 period as a result of increased interest income from affiliates.

     Operation and maintenance expenses decreased by $1.2 million for the three-month period ended March 31, 2000 from the respective 1999 period primarily as a result of lower production volumes and decreased management service fees.

     Depreciation, depletion and amortization expenses decreased by $1.0 million for the three-month period ended March 31, 2000 from the comparable 1999 period due to lower production volumes.

     Taxes on Income. The income tax increase of $1.6 million for the three-month period ended March 31, 2000 compared to the same period in 1999 is due to increased earnings before income taxes and changes in effective income tax rates.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY
                                                     (Registrant)



Date:  May 11, 2000                       By:         DAN A. HOMEC
                                             ----------------------------------
                                                      Dan A. Homec
                                                 Assistant Vice President
                                                       and Controller
                                                (As Authorized Officer and
                                                 Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
--------------------------------------------------------------------------------

   27                Financial Data Schedule