Form 10-Q
period 2000-06-30
COLORADO INTERSTATE GAS CO
filed 2000-08-11
CIK 200155

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 2000, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore are subject to year- end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   June 30,         December 31,
                                     ASSETS                                         2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Assets:
   Cash....................................................................    $           628     $          731
   Notes receivable from affiliates........................................            314,794            297,201
   Accounts receivable.....................................................             27,747             48,808
   Accounts receivable from affiliates.....................................             46,315             40,031
   Materials and supplies..................................................              8,159              8,303
   Prepaid expenses........................................................                210                419
   Current portion of deferred income taxes................................             40,964             39,505
                                                                               ---------------     --------------
                                                                                       438,817            434,998
                                                                               ---------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,271,161          1,248,949
   Gas and oil properties, at full-cost....................................            102,032             96,650
                                                                               ---------------     --------------
                                                                                     1,373,193          1,345,599

   Accumulated depreciation, depletion and amortization....................            722,268            704,790
                                                                               ---------------     --------------
                                                                                       650,925            640,809
                                                                               ---------------     --------------

Other Assets:
   Investments.............................................................             64,336             64,336
   Other deferred charges..................................................             50,385             45,504
                                                                               ---------------     --------------
                                                                                       114,721            109,840
                                                                               ---------------     --------------

                                                                               $     1,204,463     $    1,185,647
                                                                               ===============     ==============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)

                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Notes payable to affiliates.............................................    $         327        $      2,452
   Accounts payable and accrued expenses...................................          129,787             119,215
   Accounts payable to affiliates..........................................           19,070              20,278
   Taxes on income.........................................................           14,701              21,526
                                                                               -------------        ------------
                                                                                     163,885             163,471
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,631             279,594
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          123,018             118,168
   Other...................................................................           42,230              40,888
                                                                               -------------        ------------
                                                                                     165,248             159,056
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          549,101             536,928
                                                                               -------------        ------------
                                                                                     595,699             583,526
                                                                               -------------        ------------

                                                                               $   1,204,463        $  1,185,647
                                                                               =============        ============


                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   58,924  $   46,716   $ 137,039   $ 116,419
      Affiliates................................................       25,207      23,460      39,926      40,816
                                                                   ----------  ----------   ---------   ---------
                                                                       84,131      70,176     176,965     157,235
   Other income - net...........................................        5,780       3,648      11,218       6,977
                                                                   ----------  ----------   ---------   ---------
                                                                       89,911      73,824     188,183     164,212
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance....................................       43,370      37,859      78,150      66,904
   Depreciation, depletion and amortization.....................        8,613       8,027      16,562      15,698
   Interest expense.............................................        6,264       6,231      12,404      12,373
   Taxes on income..............................................       11,484       7,581      29,894      24,417
                                                                   ----------  ----------   ---------   ---------
                                                                       69,731      59,698     137,010     119,392
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   20,180  $   14,126   $  51,173   $  44,820
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                          2000            1999
                                                                                      -----------      ----------
                                                                                               (Unaudited)
Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    51,173      $   44,820
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         16,562          15,698
      Deferred income taxes.......................................................          3,384           6,754

   Working capital and other changes, excluding changes relating to cash and non-operating activities:
         Receivables..............................................................         21,061          16,543
         Receivables from affiliates..............................................         (6,284)         10,263
         Materials and supplies...................................................            144             229
         Prepaid expenses.........................................................            209             203
         Accounts payable and accrued expenses....................................         10,572         (19,353)
         Accounts payable to affiliates...........................................         (1,208)        (26,154)
         Taxes on income..........................................................         (6,825)        (14,873)
         Other....................................................................         (2,799)          2,217
                                                                                      -----------      ----------
                                                                                           85,989          36,347
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (27,575)        (14,114)
   Proceeds from sale of plant, property and equipment............................            201             435
   Investments in related parties.................................................              -          12,034
   Net increase in notes receivable from affiliates...............................        (17,593)        (34,569)
                                                                                      -----------      ----------
                                                                                          (44,967)        (36,214)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Net (decrease) increase in notes payable to affiliates.........................         (2,125)            206
   Common dividends paid..........................................................        (39,000)              -
                                                                                      -----------      ----------
                                                                                          (41,125)            206
                                                                                      -----------      ----------

Net (Decrease) Increase in Cash...................................................           (103)            339

Cash at Beginning of Period.......................................................            731             109
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       628      $      448
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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

     The Company may periodically enter into swaps, futures and other contracts to hedge the price risk of natural gas anticipated to be sod. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair market value of these contracts is recognized in income.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were $12.4 million for each of the six-month periods ended June 30, 2000 and 1999. Cash payments for income taxes amounted to $33.3 million and $32.6 million for the six-month periods ended June 30, 2000 and 1999, respectively.

2.   Income Taxes

     Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
   Current Income Taxes:
      Federal...................................................   $    9,656  $    4,320   $  24,743   $  16,687
      State.....................................................          317         288       1,767         976
                                                                   ----------  ----------   ---------   ---------
                                                                        9,973       4,608      26,510      17,663
                                                                   ----------  ----------   ---------   ---------

   Deferred Income Taxes:
      Federal...................................................        1,329       2,627       3,057       6,050
      State.....................................................          182         346         327         704
                                                                   ----------  ----------   ---------   ---------
                                                                        1,511       2,973       3,384       6,754
                                                                   ----------  ----------   ---------   ---------

   Taxes on Income..............................................   $   11,484  $    7,581   $  29,894   $  24,417
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

4.   Segment Information

     The Company's operating revenues from external customers and intersegment revenues and earnings before interest and income taxes for the three and six months ended June 30, 2000 and 1999 are shown as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Operating Revenues:
   Natural gas..................................................   $   79,910  $   65,636   $ 169,824   $ 149,337
   Exploration and production...................................        4,221       4,551       7,141       7,921
   Exploration and production intersegment revenue
     eliminations...............................................            -         (11)          -         (23)
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   84,131  $   70,176   $ 176,965   $ 157,235
                                                                   ==========  ==========   =========   =========

Earnings Before Interest and Income Taxes:
   Natural gas..................................................   $   35,177  $   26,939   $  88,574   $  80,519
   Exploration and production...................................        2,751         999       4,897       1,091
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   37,928  $   27,938   $  93,471   $  81,610
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

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including Colorado, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States would not intervene in these cases at that time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants filed a motion to dismiss which was argued in March 2000, and the parties are awaiting the Court's decision. The United States has filed a motion to dismiss part of the Grynberg case.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999, instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including Colorado and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

     Regulatory Matters

     Certain regulatory issues remain unresolved among the Company, its customers, its suppliers and the Federal Energy Regulatory Commission. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

6.   Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced, on January 18, 2000, the execution of definitive agreements for the merger of Coastal and a subsidiary of El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. On May 5, 2000, the merger was approved by the shareholders of Coastal and El Paso Energy. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to additional conditions, particularly federal regulatory approval.

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

                              Results of Operations

     The change in the Company's earnings for the three- and six-month periods ended June 30, 2000, in comparison to the corresponding periods in 1999, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
        Natural gas.............................................   $   79,910  $   65,636   $ 169,824   $ 149,337
        Exploration and production..............................        4,221       4,551       7,141       7,921
        Eliminations............................................            -         (11)          -         (23)
                                                                   ----------  ----------   ---------   ---------

                                                                   $   84,131  $   70,176   $ 176,965   $ 157,235
                                                                   ==========  ==========   =========   =========

     Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
        Natural gas.............................................   $   35,177  $   26,939   $  88,574   $  80,519
        Exploration and production..............................        2,751         999       4,897       1,091
                                                                   ----------  ----------   ---------   ---------

                                                                   $   37,928  $   27,938   $  93,471   $  81,610
                                                                   ==========  ==========   =========   =========

     Natural Gas. The increase in operating revenues of $14.3 million for the three months ended June 30, 2000 from the comparable 1999 period is due to an $11.1 million increase related to average gas sales prices, primarily related to a $5.8 million gas sales contract balancing adjustment, a $2.6 million increase related to extracted products revenue, a $1.0 million increase related to incidental gasoline and oil sales and other net increases of $.7 million, partially offset by a $1.1 million decrease related to gas sales volumes. The increase in operating revenues of $20.5 million for the six months ended June 30, 2000 from the comparable 1999 period is due to a $14.1 million increase related to average gas sales prices, $5.8 million of which relates to the adjustment noted above, a $4.8 million increase related to extracted products revenue, a $2.5 million increase related to incidental gasoline and oil sales, a $1.4 million increase related to increased gas transportation revenues and other net increases of $.6 million, partially offset by a $2.9 million decrease related to gas sales volumes.

     Other income - net increased $2.0 million for the three-month period and $3.8 million for the six-month period ended June 30, 2000 from the respective periods in 1999 due to increased interest income from affiliates.

     Operation and maintenance expenses increased by $6.6 million for the three months ended June 30, 2000 from the comparable period in 1999 due to a $3.5 million increase related to gas royalties, transportation and net gas system balancing requirements, a $1.2 million increase in taxes other than income taxes, a $1.0 million increase in salaries and benefits and other net increases of $.9 million. Operation and maintenance expenses increased by $13.5 million for the six months ended June 30, 2000 from the comparable period in 1999 due to a $4.8 million increase related to gas royalties, transportation and net gas system balancing requirements, a $2.8 million increase in taxes other than income taxes, a $2.3 million non-recurring adjustment to benefits made in 1999, a $1.8 million increase in salaries and benefits and other net increases of $1.8 million.

     Depreciation, depletion and amortization increased $1.5 million for the three-month and $2.7 million for the six- month periods ended June 30, 2000 from the comparable periods in 1999 due primarily to increased depreciable plant.

     Exploration and Production. The decrease in operating revenues of $.3 million for the three months ended June 30, 2000 from the comparable 1999 period is primarily due to a $2.1 million decrease related to gas sales volumes partially offset by a $1.5 million increase related to average natural gas sales prices and other net increases of $.3 million. The decrease in operating revenues of $.8 million for the six months ended June 30, 2000 from the comparable 1999 period is primarily due to a $3.8 million decrease related to gas sales volumes partially offset by a $2.7 million increase related to average natural gas sales prices and other net increases of $.3 million.

     Other income - net increased by $.1 million for the three-month and $.4 million for the six-month periods ended June 30, 2000 from the respective 1999 periods as a result of increased interest income from affiliates.

     Operation and maintenance expenses decreased by $1.1 million for the three-month period and $2.3 million for the six-month period ended June 30, 2000 from the respective 1999 periods primarily as a result of lower production volumes and decreased management service fees.

     Depreciation, depletion and amortization expenses decreased by $1.0 million for the three-month period and $1.9 million for the six-month period ended June 30, 2000 from the comparable 1999 periods due to lower production volumes.

     Taxes on Income. The income tax increase for the three-month and six-month periods ended June 30, 2000 compared to the same periods in 1999 is due primarily to increased earnings before income taxes.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COLORADO INTERSTATE GAS COMPANY
                                                       (Registrant)



Date:  August 10, 2000                  By:            DAN A. HOMEC
                                           ------------------------------------
                                                       Dan A. Homec
                                                 Assistant Vice President
                                                       and Controller
                                                (As Authorized Officer and
                                                 Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
-------------------------------------------------------------------------------

27                         Financial Data Schedule