Form 10-Q
period 2000-09-30
COLORADO INTERSTATE GAS CO
filed 2000-11-13
CIK 200155

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 2000, there were outstanding 10 shares of common stock of the Registrant, $5.00 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

      The financial statements of Colorado Interstate Gas Company and its subsidiaries (the "Company" or "Colorado") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore, are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas sales and transportation services.




                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Assets:
   Cash....................................................................     $          625     $          731
   Notes receivable from affiliates........................................            324,269            297,201
   Accounts receivable.....................................................             28,989             48,808
   Accounts receivable from affiliates.....................................             16,264             40,031
   Materials and supplies..................................................              8,205              8,303
   Prepaid expenses........................................................                100                419
   Current portion of deferred income taxes................................             40,644             39,505
                                                                                --------------     --------------
                                                                                       419,096            434,998
                                                                                --------------     --------------

Plant, Property and Equipment, at cost:
   Gas pipeline............................................................          1,284,761          1,248,949
   Gas and oil properties, at full-cost....................................            102,096             96,650
                                                                                --------------     --------------
                                                                                     1,386,857          1,345,599

   Accumulated depreciation, depletion and amortization....................            728,695            704,790
                                                                                --------------     --------------
                                                                                       658,162            640,809
                                                                                --------------     --------------

Other Assets:
   Investments in related parties..........................................             64,336             64,336
   Other deferred charges..................................................             58,272             45,504
                                                                                --------------     --------------
                                                                                       122,608            109,840
                                                                                --------------     --------------

                                                                                $    1,199,866     $    1,185,647
                                                                                ==============     ==============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Notes payable to affiliates.............................................    $           -        $      2,452
   Accounts payable and accrued expenses...................................          116,280             119,215
   Accounts payable to affiliates..........................................           13,548              20,278
   Taxes on income.........................................................           10,313              21,526
                                                                               -------------        ------------
                                                                                     140,141             163,471
                                                                               -------------        ------------

Debt:
   Long-term debt..........................................................          279,649             279,594
                                                                               -------------        ------------

Deferred Credits:
   Deferred income taxes...................................................          125,600             118,168
   Other...................................................................           43,200              40,888
                                                                               -------------        ------------
                                                                                     168,800             159,056
                                                                               -------------        ------------

Common Stock and Other Stockholder's Equity:
   Common stock, $5 par value, authorized 10,000 shares; issued and
      outstanding 10 shares at stated value................................           27,561              27,561
   Additional paid-in capital..............................................           19,037              19,037
   Retained earnings.......................................................          564,678             536,928
                                                                               -------------        ------------
                                                                                     611,276             583,526
                                                                               -------------        ------------

                                                                               $   1,199,866        $  1,185,647
                                                                               =============        ============



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Thousands of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Operating revenues:
      Nonaffiliates.............................................   $   50,132  $   45,415   $ 187,171   $ 161,834
      Affiliates................................................       29,061      24,444      68,987      65,260
                                                                   ----------  ----------   ---------   ---------
                                                                       79,193      69,859     256,158     227,094
   Other income - net...........................................        5,571       3,924      16,789      10,901
                                                                   ----------  ----------   ---------   ---------
                                                                       84,764      73,783     272,947     237,995
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance....................................       45,705      39,624     123,855     106,528
   Depreciation, depletion and amortization.....................        8,394       7,742      24,956      23,440
   Interest expense.............................................        6,060       6,192      18,464      18,565
   Taxes on income..............................................        9,028       7,723      38,922      32,140
                                                                   ----------  ----------   ---------   ---------
                                                                       69,187      61,281     206,197     180,673
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $   15,577  $   12,502   $  66,750   $  57,322
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                COLORADO INTERSTATE GAS COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Thousands of Dollars)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                          2000            1999
                                                                                      -----------      ----------
                                                                                               (Unaudited)
Cash Flow From Operating Activities:
   Net earnings ..................................................................    $    66,750      $   57,322
   Add items not requiring cash:
      Depreciation, depletion and amortization....................................         24,956          23,440
      Deferred income taxes.......................................................          6,265           7,894

   Working capital and other changes, excluding changes relating to cash and nonoperating activities:
         Receivables..............................................................         19,819          11,297
         Receivables from affiliates..............................................         23,767          (1,300)
         Materials and supplies...................................................             98             108
         Prepaid expenses.........................................................            319             304
         Accounts payable and accrued expenses....................................         (2,935)          3,745
         Accounts payable to affiliates...........................................         (6,730)        (20,040)
         Taxes on income..........................................................        (11,213)        (13,609)
         Other....................................................................         (9,255)           (745)
                                                                                      -----------      ----------
                                                                                          111,841          68,416
                                                                                      -----------      ----------

Cash Flow from Investing Activities:
   Purchases of plant, property and equipment.....................................        (43,572)        (26,814)
   Proceeds from sale of plant, property and equipment............................            145           1,022
   Investments in related parties.................................................              -          11,633
   Net increase in notes receivable from affiliates...............................        (27,068)        (52,247)
                                                                                      -----------      ----------
                                                                                          (70,495)        (66,406)
                                                                                      -----------      ----------

Cash Flow from Financing Activities:
   Net decrease in notes payable to affiliates....................................         (2,452)           (964)
   Common dividends paid..........................................................        (39,000)              -
                                                                                      -----------      ----------
                                                                                          (41,452)           (964)
                                                                                      -----------      ----------

Net (Decrease) Increase in Cash...................................................           (106)          1,046

Cash at Beginning of Period.......................................................            731             109
                                                                                      -----------      ----------

Cash at End of Period.............................................................    $       625      $    1,155
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

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The corresponding offset for the change in fair value of the derivative instruments will be to income or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under FAS 133. The Company will adopt FAS 133 beginning January 1, 2001, and will apply the standard to all derivative instruments that exist on that date except for derivative instruments embedded in other contracts. As provided for in FAS 133, the Company will apply the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantially modified after December 31, 1998. The Company is continuing to study the impact of FAS 133 and has not yet quantified the effects, if any, on its financial statements.

      The Company may periodically enter into swaps, futures and other contracts to hedge the price risk of natural gas anticipated to be sold. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair market value of these contracts is recognized in income.

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: cash payments the Company made for interest and financing fees, net of amounts capitalized, were $12.4 million and $12.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Cash payments for income taxes amounted to $43.9 million and $37.9 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

2.    Income Taxes

      Provisions for income taxes are composed of the following (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
   Current Income Taxes:
      Federal...................................................   $    5,627   $   5,757   $  30,370   $  22,444
      State.....................................................          520         826       2,287       1,802
                                                                   ----------   ---------   ---------   ---------
                                                                        6,147       6,583      32,657      24,246
                                                                   ----------   ---------   ---------   ---------

   Deferred Income Taxes
      Federal...................................................        2,593       1,073       5,650       7,123
      State.....................................................          288          67         615         771
                                                                   ----------   ---------   ---------   ---------
                                                                        2,881       1,140       6,265       7,894
                                                                   ----------   ---------   ---------   ---------

   Taxes on Income..............................................   $    9,028   $   7,723   $  38,922   $  32,140
                                                                   ==========   =========   =========   =========

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

4.    Segment Information

      The Company's operating revenues from external customers and intersegment revenues and earnings before interest and income taxes for the three and nine months ended September 30, 2000 and 1999 are shown as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Operating Revenues
   Natural gas..................................................   $   75,477  $   64,455   $ 245,301   $ 213,792
   Exploration and production...................................        3,716       5,422      10,857      13,343
   Exploration and production intersegment revenue
     eliminations...............................................            -         (18)          -         (41)
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   79,193  $   69,859   $ 256,158   $ 227,094
                                                                   ==========  ==========   =========   =========

Earnings Before Interest and Income Taxes
   Natural gas..................................................   $   28,037  $   24,509   $ 116,611   $ 105,028
   Exploration and production...................................        2,628       1,908       7,525       2,999
                                                                   ----------  ----------   ---------   ---------
      Consolidated Totals.......................................   $   30,665  $   26,417   $ 124,136   $ 108,027
                                                                   ==========  ==========   =========   =========

5.    Litigation, Environmental and Regulatory Matters

      Litigation Matters

      In December 1992, certain of Colorado's natural gas lessors in the West Panhandle Field filed a complaint in the U.S. District Court, Northern District of Texas, claiming underpayment of royalties, breach of fiduciary duty, fraud and negligent misrepresentation. Management believes that Colorado has numerous defenses to the lessors' claims, including (i) that the royalties were properly paid, (ii) that the majority of the claims were released by written agreement, and (iii) that the majority of the claims are barred by the statute of limitations. In March of 1995, the trial court granted a partial summary judgment in favor of Colorado, holding that the four-year statute of limitations had not been tolled and the releases are valid and dismissing all tort claims and claims for breach of any duty of disclosure. The remaining claim for underpayment of royalties was tried to a jury which, in May 1995, made findings favorable to Colorado. On June 7, 1995, the trial court entered a judgment that the lessors recover no monetary damages from Colorado and permanently estopping the lessors from asserting any claim based on an interpretation of the contract different than that asserted by Colorado in the litigation. The lessors' motion for new trial was denied on July 18, 1997, and both parties filed appeals. On June 7, 1996, the same plaintiffs sued Colorado in state court in Amarillo, Texas, for underpayment of royalties. Colorado removed the second lawsuit to federal court which granted a stay of the second lawsuit pending the outcome of the first lawsuit. The Fifth Circuit Court of Appeals heard oral arguments in December 1998 and affirmed the trial court judgment in September 2000. The plaintiffs have filed a motion for rehearing of the September 2000 decision.

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

      In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999, instituted a legal proceeding in State Court in Stevens County, Kansas, against over 200 gas companies, including Colorado and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

                              Results of Operations

      The change in the Company's earnings for the three- and nine-month periods ended September 30, 2000, in comparison to the corresponding periods in 1999, is a result of the following:

     Operating Revenues. The operating revenues by segment were as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
        Natural gas.............................................   $   75,477  $   64,455   $ 245,301   $ 213,792
        Exploration and production..............................        3,716       5,422      10,857      13,343
        Eliminations............................................            -         (18)          -         (41)
                                                                   ----------  ----------   ---------   ---------

                                                                   $   79,193  $   69,859   $ 256,158   $ 227,094
                                                                   ==========  ==========   =========   =========

     Earnings Before Interest and Income Taxes. The earnings before interest and income taxes by segment was as follows (thousands of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
        Natural gas.............................................   $   28,037  $   24,509   $ 116,611   $ 105,028
        Exploration and production..............................        2,628       1,908       7,525       2,999
                                                                   ----------  ----------   ---------   ---------

                                                                   $   30,665  $   26,417   $ 124,136   $ 108,027
                                                                   ==========  ==========   =========   =========

      Natural Gas. The increase in operating revenues of $11.0 million for the three months ended September 30, 2000, from the comparable 1999 period is due to a $5.8 million increase related to average gas sales prices, a $1.8 million increase related to extracted products revenue, a $1.3 million increase related to gas transportation revenues, a $1.1 million increase in gas gathering revenues and other net increases of $1.0 million. The increase in operating revenues of $31.5 million for the nine months ended September 30, 2000 from the comparable 1999 period is due to a $19.9 million increase related to average gas sales prices, $5.8 million of which related to a gas sales contract balancing adjustment, a $6.6 million increase related to extracted products revenue, a $2.8 million increase related to incidental gasoline and oil sales, a $2.7 million increase related to increased gas transportation revenues, a $1.9 million increase in gas gathering revenues and other net increases of $.8 million, partially offset by a $3.2 million decrease related to gas sales volumes.

      Other income increased $1.7 million for the three-month period and $5.5 million for the nine-month period ended September 30, 2000, from the respective periods in 1999 due to increased interest income from affiliates.

      Operation and maintenance expenses increased by $7.3 million for the three months ended September 30, 2000, from the comparable period in 1999 due to a $5.5 million increase related to gas royalties, transportation and net gas system balancing requirements, a $1.0 million increase in salaries and benefits and other net increases of $.8 million. Operation and maintenance expenses increased by $20.8 million for the nine months ended September 30, 2000, from the comparable period in 1999 due to a $10.4 million increase related to gas royalties, transportation and net gas system balancing requirements, a $5.8 million increase in salaries, benefits and a non-recurring benefits adjustment made in 1999 and other net increases of $4.6 million.

      Depreciation, depletion and amortization increased $1.9 million for the three-month and $4.6 million for the nine-month periods ended September 30, 2000, from the comparable periods in 1999 due primarily to increased depreciable plant.

      Exploration and Production. The decrease in operating revenues of $1.7 million for the three months ended September 30, 2000, from the comparable 1999 period is primarily due to a $2.9 million decrease related to gas sales volumes and other net decreases of $.6 million, partially offset by a $1.8 million increase related to average natural gas sales prices. The decrease in operating revenues of $2.5 million for the nine months ended September 30, 2000, from the comparable 1999 period is primarily due to a $6.7 million decrease related to gas sales volumes and other net decreases of $.3 million, partially offset by a $4.5 million increase related to average natural gas sales prices.

      Other income increased $.4 million for the nine-month period ended September 30, 2000, from the respective 1999 period as a result of increased interest income from affiliates.

      Operation and maintenance expenses decreased by $1.2 million for the three-month period and $3.5 million for the nine-month period ended September 30, 2000, from the respective 1999 periods primarily as a result of lower production volumes and decreased ad valorem taxes and management service fees.

      Depreciation, depletion and amortization expenses decreased by $1.2 million for the three-month period and $3.1 million for the nine-month period ended September 30, 2000, from the comparable 1999 periods due to lower production volumes.

      Taxes on Income. The income tax increase for the three-month and nine-month periods ended September 30, 2000, compared to the same periods in 1999 is due primarily to increased earnings before income taxes and changes in effective income tax rates.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27)  Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COLORADO INTERSTATE GAS COMPANY
                                                         (Registrant)



Date:  November 10, 2000                  By:            DAN A. HOMEC
                                             ----------------------------------
                                                         Dan A. Homec
                                                   Assistant Vice President
                                                        and Controller
                                                  (As Authorized Officer and
                                                   Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                            Description
-------------------------------------------------------------------------------

27         Financial Data Schedule