Form 10-Q
period 2001-03-31
COLORADO INTERSTATE GAS CO
filed 2001-05-15
CIK 200155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, no par value. Shares outstanding on May 4, 2001: 10

     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2001      2000
                                                              ----      ----
Operating revenues..........................................  $125      $93
                                                              ----      ---
Operating expenses
  Operation and maintenance.................................    50       30
  Merger-related costs......................................    12       --
  Depreciation, depletion, and amortization.................    10        8
  Taxes, other than income taxes............................     6        5
                                                              ----      ---
                                                                78       43
                                                              ----      ---
Operating income............................................    47       50
                                                              ----      ---
Non-affiliated interest and debt expense....................     6        6
Affiliated interest income, net.............................    (5)      (5)
Income tax expense..........................................    17       18
                                                              ----      ---
                                                                18       19
                                                              ----      ---
Net income..................................................  $ 29      $31
                                                              ====      ===
Comprehensive income........................................  $ 26      $31
                                                              ====      ===

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................   $    1        $    1
  Accounts and notes receivable, net........................      429           411
  Materials and supplies....................................        7             7
  Deferred income taxes.....................................       15            18
  Other.....................................................       18            --
                                                               ------        ------
          Total current assets..............................      470           437
Property, plant, and equipment, net.........................      677           667
Other.......................................................       76            85
                                                               ------        ------
          Total assets......................................   $1,223        $1,189
                                                               ======        ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................   $   45        $   60
  Taxes payable.............................................       33            15
  Other.....................................................       40            44
                                                               ------        ------
          Total current liabilities.........................      118           119
                                                               ------        ------
Long-term debt..............................................      280           280
                                                               ------        ------
Deferred income taxes.......................................      119           119
                                                               ------        ------
Other.......................................................       19            10
                                                               ------        ------

Commitments and contingencies

  Minority interest.........................................        2             2
                                                               ------        ------

Stockholder's equity
  Common stock, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value..................       28            28
  Additional paid-in capital................................       19            19
  Retained earnings.........................................      641           612
  Accumulated other comprehensive income....................       (3)           --
                                                               ------        ------
          Total stockholder's equity........................      685           659
                                                               ------        ------
          Total liabilities and stockholder's equity........   $1,223        $1,189
                                                               ======        ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2001       2000
                                                              -----      ----
Cash flows from operating activities
  Net income................................................  $  29      $ 31
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............     10         8
     Deferred income tax expense............................      6         2
     Non-cash portion of merger-related costs...............      8        --
     Other..................................................      2         1
  Working capital changes, net of non-cash transactions.....    (37)       37
  Other.....................................................     (2)       --
                                                              -----      ----
          Net cash provided by operating activities.........     16        79
                                                              -----      ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............    (14)      (20)
  Net change in other affiliated notes receivable...........     (2)      (59)
                                                              -----      ----
          Net cash used in investing activities.............    (16)      (79)
                                                              -----      ----
Net change in cash and cash equivalents.....................     --        --
Cash and cash equivalents
  Beginning of period.......................................      1         1
                                                              -----      ----
  End of period.............................................  $   1      $  1
                                                              =====      ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related charges described below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholder's equity.

  Accounting for Price Risk Management Activities

     Our business activities expose us to a variety of risks, including commodity price risk and interest rate risk. Our corporate risk management group identifies risks associates with our businesses and determines which risks we want to manage and which types of instruments we should use to manage those risks.

     With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities, we now record all derivative instruments on the balance sheet at their fair value. These instruments consist of two types, those derivatives entered into and held to mitigate, or hedge a particular risk, and those that are entered into and held for purposes other than risk mitigation. Those instruments that do not qualify as hedges are recorded at their fair value with changes in fair value reported in current period earnings. For those instruments entered into to hedge risk, and which qualify as hedges under the provisions of SFAS No. 133, the appropriate accounting treatment depends on each instrument's intended use and how it is designated. Derivative instruments that qualify as hedges may be designated as:

     - hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedges);

     - hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedges);

     - foreign currency fair value or cash flow hedges (foreign currency hedges); or

     - hedges of a net investment in a foreign operation (net investment hedges).

     In addition to its designation, a hedge must be effective. To be effective, the value of the derivative or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged. If it is determined that the hedge is no longer effective, hedge accounting is discontinued prospectively. Hedge accounting is also discontinued when:

     - the derivative instrument expires or is sold, terminated, or exercised;

     - it is no longer probable that the forecasted transaction will occur;

     - the hedged firm commitment no longer meets the definition of a firm commitment; or

     - management determines that the designation of the derivative instrument as a hedge is no longer appropriate.

     At the time we enter into a hedge, we formally document relationships between the hedging instrument and the hedged item. This documentation includes:

     - the nature of the risk being hedged;

     - our risk management objectives and strategies for undertaking the hedging activity;

     - a description of the hedged item and the derivative instrument used to hedge the item;

     - a description of how effectiveness is tested at the inception of the hedge; and

     - how effectiveness will be tested on an ongoing basis.

     When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, any further changes in its fair value are recognized in current period earnings. Accounting for the item that was being hedged differs depending on how the hedge was originally designated. Our accounting for derivative instruments that qualify as hedges is discussed below:

                                                             IMPACT OF THE DISCONTINUATION OF HEDGE
TYPE OF HEDGE               ACCOUNTING FOR TREATMENT            ACCOUNTING ON ITEM BEING HEDGED
-------------               ------------------------         --------------------------------------
Fair value             Changes in the fair value of a        When hedge accounting is discontinued,
                       derivative that is designated as a    the hedged asset or liability is no
                       fair value hedge and changes in the   longer adjusted for changes in fair
                       fair value of the related asset or    value. When hedge accounting is
                       liability attributable to the         discontinued because the hedged item
                       hedged risk are recorded in current   no longer meets the definition of a
                       period earnings, generally as         firm commitment, any asset or
                       component of revenue in the case of   liability that was recorded related to
                       a sale or as a component of the       the firm commitment is removed from
                       cost of products in the case of a     the balance sheet and recognized in
                       purchase.                             current period earnings.
Cash flow              Changes in the fair value of a        When hedge accounting is discontinued
                       derivative designated as a cash       because it is unlikely that the
                       flow hedge are recorded in other      forecasted transaction will occur,
                       comprehensive income for the          gains or losses that were accumulated
                       portion of the change in value of     in other comprehensive income related
                       the derivative that is effective.     to the forecasted transaction will be
                       The ineffective portion of the        recognized immediately in earnings.
                       derivative is recorded in earnings    When a cash flow hedge is
                       in the current period.                de-designated, but the forecasted
                       Classification in the income          transaction is still probable, the
                       statement of the ineffective          accumulated amounts remain in other
                       portion is based on the income        comprehensive income until the
                       classification of the item being      forecasted transaction occurs. At that
                       hedged.                               time, the accumulated amounts are
                                                             recognized in earnings.

     We evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify, we may document those contracts as normal purchases and normal sales and exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the host contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current period earnings.

2. MERGER-RELATED COSTS

     During the quarter ended March 31, 2001, we incurred merger-related costs of $12 million associated with El Paso's merger with Coastal. These charges consist of employee severance, retention, and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. These costs also include costs for pension and post-retirement benefits settled and curtailed under existing benefit plans. In the workforce reduction, approximately 180 full time positions were eliminated through a combination of early retirement and terminations. Substantially all of the merger costs incurred had been paid as of March 31, 2001.

3. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. In accordance with the transition provisions of the statement, we recorded a cumulative-effect adjustment of $2 million, net of income taxes, in accumulated other comprehensive income in stockholder's equity to recognize the fair value of all derivatives that we have designated as cash flow hedging instruments. A discussion of our hedging activities is as follows:

     For the quarter ended March 31, 2001, all cash flow hedges were 100 percent effective.

     As of March 31, 2001, we estimate that $2 million, net of income taxes, of deferred losses on derivative instruments accumulated in other comprehensive income will be reclassified to earnings during the next twelve months. Events that will cause this reclassification relate to the sale of energy commodities. These deferred amounts, once reclassified into earnings will offset currently anticipated sales and purchases of commodities and will produce a determinable cash flow stream. The maximum term over which we are hedging exposures to cash flow variability, excluding interest rates on variable rate debt, is 2 years.

4. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Property, plant, and equipment, at cost.....................   $1,419        $1,399
Less accumulated depreciation, depletion, and
  amortization..............................................      742           732
                                                               ------        ------
          Total property, plant, and equipment, net.........   $  677        $  667
                                                               ======        ======

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming).

     We were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999, in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2001, we had a reserve of approximately $4 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with air regulations.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In March 2001, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing increased rates of $9 million annually and new and enhanced services for our customers. This filing was required under the settlement of our 1996 general rate case. We received an order from FERC in late April 2001 which suspended the rates to become effective on October 1, 2001, subject to refund. Several regulatory issues remain unresolved among us, our customers, our suppliers and FERC. We have made provisions which represent our assessment of the ultimate resolution of these issues.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

6. SEGMENT INFORMATION

     Following are our results as of and for the periods ended March 31:

                                                                          2001
                                                              -----------------------------
                                                              PIPELINES   OTHER(1)   TOTAL
                                                              ---------   --------   ------
                                                                      (IN MILLIONS)
Revenues from external customers............................   $  122       $ 3      $  125
Merger-related costs........................................       12        --          12
Operating income............................................       45         2          47
Earnings before interest expense and income taxes...........       45         2          47
Segment assets..............................................    1,188        35       1,223

                                                                          2000
                                                              -----------------------------
                                                              PIPELINES   OTHER(1)   TOTAL
                                                              ---------   --------   ------
                                                                      (IN MILLIONS)
Revenues from external customers............................   $   90       $ 3      $   93
Operating income............................................       49         1          50
Earnings before interest expense and income taxes...........       49         1          50
Segment assets..............................................    1,193        36       1,229

---------------

(1) Includes our non-regulated production activities, Corporate eliminations, and other activities.

7. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $333 million at March 31, 2001, at a market rate of interest which was 7.1% at March 31, 2001. At December 31, 2000, we had advanced $331 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

     Below are the operating results and an analysis of those results for the quarters ended:

                             RESULTS OF OPERATIONS

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------    -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $  125    $  93
Operating expenses..........................................     (78)     (43)
                                                              ------    -----
  Earnings before interest expense and income taxes.........  $   47    $  50
                                                              ======    =====

     Operating revenues for the quarter ended March 31, 2001, were $32 million higher than the same period in 2000. The increase was due primarily to higher natural gas sales resulting from higher natural gas prices as well as increased transportation revenues due to improved throughput.

     Operating expenses for the quarter ended March 31, 2001, were $35 million higher than the same period in 2000. The increase was due to primarily higher fuel costs resulting from higher gas prices and merger costs incurred for employee benefits and severance charges, both occurring in the first quarter of 2001.

INCOME TAX EXPENSE

     The income tax expense for the quarters ended March 31, 2001 and 2000, was $17 million and $18 million, resulting in an effective tax rate of 37 percent for both periods. Our effective tax rates were higher than the statutory rate of 35 percent primarily due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 5, which is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

Undertaking

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     We filed a Current Report on Form 8-K dated February 2, 2001, announcing that we became an indirect subsidiary of El Paso Corporation as the result of the merger of a wholly owned subsidiary of El Paso with The Coastal Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY

Date: May 14, 2001                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: May 14, 2001                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)