Form 10-Q
period 2001-06-30
COLORADO INTERSTATE GAS CO
filed 2001-08-13
CIK 200155

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, no par value. Shares outstanding on August 6, 2001: 10

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED       SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                            --------------      ----------------
                                                            2001      2000      2001       2000
                                                            ----      ----      -----      -----
Operating revenues........................................  $132      $84       $257       $177
                                                            ----      ---       ----       ----
Operating expenses
  Operation and maintenance...............................    82       38        132         68
  Merger-related costs....................................    19       --         31         --
  Depreciation, depletion, and amortization...............     8        9         18         17
  Taxes, other than income taxes..........................     5        5         11         10
                                                            ----      ---       ----       ----
                                                             114       52        192         95
                                                            ----      ---       ----       ----
Operating income..........................................    18       32         65         82
                                                            ----      ---       ----       ----
Non-affiliated interest and debt expense..................     6        6         12         12
Affiliated interest income, net...........................    (4)      (6)        (9)       (11)
Income taxes..............................................     6       12         23         30
                                                            ----      ---       ----       ----
                                                               8       12         26         31
                                                            ----      ---       ----       ----
Net income................................................  $ 10      $20       $ 39       $ 51
                                                            ====      ===       ====       ====
Comprehensive income......................................  $ 19      $20       $ 45       $ 51
                                                            ====      ===       ====       ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS


Current assets
  Cash and cash equivalents.................................   $    6       $    1
  Accounts and notes receivable, net
     Customer...............................................       52           61
     Affiliates.............................................      389          349
     Other..................................................       18            1
  Materials and supplies....................................        7            7
  Deferred income taxes.....................................       16           18
  Other.....................................................       13           --
                                                               ------       ------
          Total current assets..............................      501          437
                                                               ------       ------
Property, plant, and equipment, at cost
  Natural gas pipeline......................................    1,338        1,299
  Natural gas and oil properties, at full cost..............      100          100
                                                               ------       ------
                                                                1,438        1,399
Less accumulated depreciation, depletion, and
  amortization..............................................      742          732
                                                               ------       ------
          Total property, plant, and equipment, net.........      696          667
                                                               ------       ------
Other.......................................................       80           85
                                                               ------       ------
          Total assets......................................   $1,277       $1,189
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY


Current liabilities
  Accounts and notes payable
     Trade..................................................   $   24       $   19
     Affiliates.............................................       37            9
     Other..................................................       15           32
  Taxes payable.............................................       32           15
  Other.....................................................       39           44
                                                               ------       ------
          Total current liabilities.........................      147          119
                                                               ------       ------
Long-term debt..............................................      280          280
                                                               ------       ------
Other
  Deferred income taxes.....................................      127          119
  Other.....................................................       18           10
                                                               ------       ------
                                                                  145          129
                                                               ------       ------
Commitments and contingencies

Minority interest...........................................        2            2
                                                               ------       ------
Stockholder's equity
  Common stock, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value..................       28           28
  Additional paid-in capital................................       19           19
  Retained earnings.........................................      650          612
  Accumulated other comprehensive income....................        6           --
                                                               ------       ------
          Total stockholder's equity........................      703          659
                                                               ------       ------
          Total liabilities and stockholder's equity........   $1,277       $1,189
                                                               ======       ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2001       2000
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $ 39       $ 51
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    18         17
     Deferred income tax expense............................     8          3
     Non-cash portion of merger-related costs...............    16         --
     Other..................................................    (1)        --
  Working capital changes, net of non-cash transactions.....   (46)        15
  Other.....................................................    (5)        --
                                                              ----       ----
          Net cash provided by operating activities.........    29         86
                                                              ----       ----
Cash flows from investing activities
  Purchases of property, plant, and equipment...............   (44)       (28)
  Change in other affiliated notes receivable...............    20        (17)
                                                              ----       ----
          Net cash used in investing activities.............   (24)       (45)
                                                              ----       ----
Cash flows from financing activities
  Change in notes payable to affiliates.....................    --         (2)
  Dividends paid............................................    --        (39)
                                                              ----       ----
          Net cash used in financing activities.............    --        (41)
                                                              ----       ----
Net change in cash and cash equivalents.....................     5         --
Cash and cash equivalents
  Beginning of period.......................................     1          1
                                                              ----       ----
  End of period.............................................  $  6       $  1
                                                              ====       ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs discussed in Note 2), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     On June 29, 2001, El Paso CNG, formerly Coastal Natural Gas Company, formed Noric Holdings III, L.L.C. and contributed its investment in us to Noric Holdings III.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below. You should refer to the Form 10-K for a further discussion of those policies.

  Accounting for Price Risk Management Activities

     We use derivatives to mitigate, or hedge cash flow risks associated with natural gas prices. We account for these derivatives under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives and Hedging Activities. Under SFAS No. 133, we record the derivatives we use at their fair value, with an offsetting amount recorded in other comprehensive income. This is done to the extent the derivative is effective, or to the extent that changes in the derivative's value offset changes in the values of the item being hedged. To the extent these changes do not offset one another, or to the extent the derivative and the hedged item are ineffective, value changes are recorded in earnings.

     At the time we enter into a derivative contract, we formally document the relationship between the derivative and the hedged item. This documentation includes:

     - the nature of the risk being hedged;

     - our risk management objectives and strategies for undertaking the hedging activity;

     - a description of the hedged item and the derivative instrument used to hedge the item;

     - a description of how effectiveness is tested at the inception of the hedge; and

     - how effectiveness will be tested on an ongoing basis.

     When hedge accounting is discontinued, the derivative instrument continues to be carried on the balance sheet at its fair value. However, any further changes in its fair value are recognized in current period earnings. Amounts recorded in other comprehensive income on hedge positions that have either been discontinued or are not anticipated to occur remain for the original term of the hedged transaction or are transferred to earnings depending on the basis on which the hedge account was discontinued.

     We evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify as normal purchases and normal sales, we may exclude them from SFAS No. 133 treatment. We also evaluate our contracts for

"embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current period earnings.

2. MERGER-RELATED COSTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs of $19 million and $31 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of employee severance, retention, and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation, costs for pension and post-retirement benefits settled and curtailed under existing benefit plans, and costs to write-off assets whose value was impaired as a result of decisions on the strategic direction of our combined operations following the merger. Following the merger, approximately 180 full time positions were eliminated through a combination of early retirements and terminations. Substantially all of the merger costs accrued in connection with these activities had been paid as of June 30, 2001.

3. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of SFAS No. 133 and recorded a cumulative-effect adjustment of $2 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. As of June 30, 2001, we estimate that $5 million, net of income taxes, of deferred gains on derivative instruments accumulated in other comprehensive income will be reclassified to earnings during the next twelve months. Events that will cause this reclassification relate to the sale of energy commodities. These deferred amounts, once reclassified into earnings will offset currently anticipated sales and purchases of commodities and will produce a determinable cash flow stream. The maximum term over which we are hedging exposures to cash flow variability is 15 months.

     For the quarter and six months ended June 30, 2001, all cash flow hedges were 100 percent effective.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in an action brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $4 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

5. SEGMENT INFORMATION

     Following are our results as of and for the periods ended June 30:

                                                               QUARTER ENDED JUNE 30, 2001
                                                              ------------------------------
                                                              PIPELINES    OTHER(1)    TOTAL
                                                              ---------    --------    -----
                                                                      (IN MILLIONS)
Revenues from external customers............................   $  131        $  1      $ 132
Merger-related costs........................................       19          --         19
Operating income............................................       16           2         18
Earnings before interest expense and income taxes...........       16           2         18
Segment assets..............................................    1,228          49      1,277

                                                                QUARTER ENDED JUNE 30, 2000
                                                              -------------------------------
                                                              PIPELINES    OTHER(1)    TOTAL
                                                              ---------    --------    ------
                                                                       (IN MILLIONS)
Revenues from external customers............................   $   80        $ 4       $   84
Operating income............................................       29          3           32
Earnings before interest expense and income taxes...........       29          3           32
Segment assets..............................................    1,170         34        1,204

                                                              SIX MONTHS ENDED JUNE 30, 2001
                                                              ------------------------------
                                                              PIPELINES    OTHER(1)    TOTAL
                                                              ---------    --------    -----
                                                                      (IN MILLIONS)
Revenues from external customers............................   $  253        $  4      $ 257
Merger-related costs........................................       31          --         31
Operating income............................................       61           4         65
Earnings before interest expense and income taxes...........       61           4         65
Segment assets..............................................    1,228          49      1,277

---------------

(1) Includes our Corporate, eliminations, and other activities.

                                                              SIX MONTHS ENDED JUNE 30, 2000
                                                              -------------------------------
                                                              PIPELINES    OTHER(1)    TOTAL
                                                              ---------    --------    ------
                                                                       (IN MILLIONS)
Revenues from external customers............................   $  170        $ 7       $  177
Operating income............................................       78          4           82
Earnings before interest expense and income taxes...........       78          4           82
Segment assets..............................................    1,170         34        1,204

---------------

(1) Includes our Corporate, eliminations, and other activities.

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $310 million at June 30, 2001, at a market rate of interest which was 4.2%. At December 31, 2000, we had advanced $331 million.

     At June 30, 2001, we had accounts receivable from other related parties of $79 million and $18 million at December 31, 2000. In addition, we had accounts payable to other related parties of $37 million at June 30, 2001, versus $9 million at December 31, 2000. These balances were incurred in the normal course of business.

7. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

     Below are the operating results and an analysis of those results for our Pipelines segment for the quarters and six months ended June 30:

                             RESULTS OF OPERATIONS

                                                       QUARTER ENDED      SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                       --------------     ----------------
                                                       2001      2000      2001      2000
                                                       -----     ----     ------     -----
                                                                  (IN MILLIONS)
  PIPELINES
     Operating revenues..............................  $ 131     $ 80     $ 253      $170
     Operating expenses..............................   (115)     (51)     (192)      (92)
                                                       -----     ----     -----      ----
       Earnings before interest and income taxes.....  $  16     $ 29     $  61      $ 78
                                                       =====     ====     =====      ====

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $51 million higher than the same period in 2000. The increase was a result of higher revenues due to the transfer of gas sales contracts from an affiliate in the second quarter of 2001. Also contributing to the increase were higher transportation and storage revenues as a result of completed system expansions and new contracts during 2001 along with higher realized prices on company owned production.

     Operating expenses for the quarter ended June 30, 2001, were $64 million higher than the same period in 2000. The increase was due to higher natural gas purchases due to the transfer of gas purchase contracts from an affiliate in the second quarter of 2001. Also contributing to the increase were increased merger-related costs arising from employee benefits and severance charges and other merger charges related to El Paso's merger with Coastal in January 2001, higher corporate allocations, and higher fuel costs resulting from higher natural gas prices.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001 were $83 million higher than the same period in 2000. The increase was a result of higher revenues due to the transfer of gas sales contracts from an affiliate in the second quarter of 2001. Also contributing to the increase were higher transportation and storage revenues as a result of completed system expansions and new contracts during 2001 along with higher realized prices on company owned production.

     Operating expenses for the six months ended June 30, 2001 were $100 million higher than the same period in 2000. The increase was due to higher natural gas purchases under gas purchase contracts transferred from an affiliate in the second quarter of 2001. Also contributing to the increase were higher fuel costs resulting from higher natural gas prices, merger-related costs arising from employee benefits and severance charges and other merger charges related to El Paso's merger with Coastal, and higher corporate allocations.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net, for the quarter and six months ended June 30, 2001, was $2 million lower than the same periods in 2000 primarily due to lower interest rates on advances under our cash management program with El Paso.

INCOME TAXES

     The income tax expenses for the quarters ended June 30, 2001 and 2000, were $6 million and $12 million, resulting in effective tax rates of 38 percent for both periods. The income tax expenses for the six months ended June 30, 2001 and 2000, were $23 million and $30 million, resulting in effective tax rates of 37 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent in all periods due to state income taxes.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

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

b. Reports on Form 8-K

     We filed a current report on Form 8-K, dated May 29, 2001, announcing the change in our certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY

Date: August 10, 2001                               /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President
                                                 and Chief Financial Officer

Date: August 10, 2001                              /s/ JEFFREY I. BEASON
                                              ----------------------------------
                                                      Jeffrey I. Beason
                                                  Senior Vice President and
                                                          Controller
                                                  (Chief Accounting Officer)