Form 10-Q
period 2001-09-30
COLORADO INTERSTATE GAS CO
filed 2001-11-13
CIK 200155

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-4874

                             ---------------------

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

     Common stock, no par value. Shares outstanding on November 6, 2001: 10

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                          --------------      ------------------
                                                          2001      2000       2001        2000
                                                          ----      ----      ------      ------
Operating revenues......................................  $118      $79        $375        $256
                                                          ----      ---        ----        ----
Operating expenses
  Operation and maintenance.............................    66       44         198         112
  Merger-related costs..................................    --       --          31          --
  Depreciation, depletion and amortization..............     9        8          27          25
  Taxes, other than income taxes........................     5        2          16          12
                                                          ----      ---        ----        ----
                                                            80       54         272         149
                                                          ----      ---        ----        ----
Operating income........................................    38       25         103         107
                                                          ----      ---        ----        ----
Non-affiliated interest and debt expense................     5        6          17          18
Affiliated interest income, net.........................    (3)      (6)        (12)        (17)
Income taxes............................................    14        9          37          39
                                                          ----      ---        ----        ----
                                                            16        9          42          40
                                                          ----      ---        ----        ----
Net income..............................................  $ 22      $16        $ 61        $ 67
                                                          ====      ===        ====        ====
Comprehensive income....................................  $ 20      $16        $ 65        $ 67
                                                          ====      ===        ====        ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS

Current assets
  Cash and cash equivalents.................................     $   --          $    1
  Accounts and notes receivable, net
     Customer...............................................         40              61
     Affiliates.............................................        275             349
     Other..................................................         10               1
  Materials and supplies....................................          7               7
  Deferred income taxes.....................................         18              18
  Other.....................................................          4              --
                                                                 ------          ------
          Total current assets..............................        354             437
                                                                 ------          ------

Property, plant and equipment, at cost
  Pipeline..................................................      1,298           1,151
  Gathering and processing systems..........................        150             148
  Natural gas and oil properties, at full cost..............        100             100
                                                                 ------          ------
                                                                  1,548           1,399
Less accumulated depreciation, depletion and amortization...        747             732
                                                                 ------          ------
          Total property, plant and equipment, net..........        801             667
                                                                 ------          ------

Other assets
  Investments in unconsolidated affiliates..................         62              62
  Other.....................................................         10              23
                                                                 ------          ------
                                                                     72              85
                                                                 ------          ------
          Total assets......................................     $1,227          $1,189
                                                                 ======          ======


                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts and notes payable
     Trade..................................................     $   49          $   19
     Affiliates.............................................         10               9
     Other..................................................         50              32
  Income taxes payable......................................         27              15
  Other.....................................................         52              44
                                                                 ------          ------
          Total current liabilities.........................        188             119
                                                                 ------          ------
Long-term debt..............................................        280             280
                                                                 ------          ------
Other
  Deferred income taxes.....................................        134             119
  Other.....................................................         19              10
                                                                 ------          ------
                                                                    153             129
                                                                 ------          ------
Commitments and contingencies

Minority interest...........................................          2               2
                                                                 ------          ------
Stockholder's equity
  Common stock, authorized 10,000 shares; issued and
     outstanding 10 shares at stated value..................         28              28
  Additional paid-in capital................................         19              19
  Retained earnings.........................................        553             612
  Accumulated other comprehensive income....................          4              --
                                                                 ------          ------
          Total stockholder's equity........................        604             659
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $1,227          $1,189
                                                                 ======          ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Cash flows from operating activities
  Net income................................................   $ 61        $ 67
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     27          25
     Deferred income tax expense............................     13           6
     Non-cash portion of merger-related costs...............     17          --
  Working capital changes, net of non-cash transactions.....     21          14
  Non-working capital changes and other.....................     (6)         --
                                                               ----        ----
          Net cash provided by operating activities.........    133         112
                                                               ----        ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (152)        (44)
  Change in other affiliated notes receivable...............    136         (27)
  Net proceeds from the sale of assets......................      2          --
                                                               ----        ----
          Net cash used in investing activities.............    (14)        (71)
                                                               ----        ----
Cash flows from financing activities
  Change in notes payable to affiliates.....................     --          (2)
  Dividends paid............................................   (120)        (39)
                                                               ----        ----
          Net cash used in financing activities.............   (120)        (41)
                                                               ----        ----
Decrease in cash and cash equivalents.......................     (1)         --
Cash and cash equivalents
  Beginning of period.......................................      1           1
                                                               ----        ----
  End of period.............................................   $ --        $  1
                                                               ====        ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

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

     We evaluate each of our commercial contracts to see if derivative accounting is appropriate. Contracts that meet the criteria of a derivative are then evaluated to determine whether they qualify as a "normal purchase" or a "normal sale" as those terms are defined in SFAS No. 133. If they qualify as normal purchases and normal sales, we may exclude them from SFAS No. 133 treatment. We also evaluate our contracts for "embedded" derivatives. Embedded derivatives have terms that are not clearly and closely related to the terms of the contract in which they are included. If embedded derivatives exist, they are accounted for separately from the host contract, with changes in their fair value recorded in current period earnings.

2. MERGER-RELATED COSTS

     During the nine months ended September 30, 2001, we incurred merger-related costs of $31 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of employee severance, retention and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation, costs for pension and post-retirement benefits settled and curtailed under existing benefit plans, and costs to write-off assets whose value was impaired as a result of decisions on the strategic direction of our combined operations following the merger. Following the merger, approximately 180 full time positions were eliminated through a combination of early retirements and terminations. Substantially all of the costs accrued in connection with these activities had been paid as of September 30, 2001.

3. ACCOUNTING FOR HEDGING ACTIVITIES

     On January 1, 2001, we adopted the provisions of SFAS No. 133 and recorded a cumulative-effect adjustment of $2 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. As of September 30, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $4 million, net of income taxes. We estimate that this amount will be reclassified to earnings during the next twelve months. Events that will cause this reclassification relate to the sale of energy commodities. These deferred amounts, once reclassified into earnings will offset currently anticipated sales of commodities and will produce a determinable cash flow stream.

     For the quarter and nine months ended September 30, 2001, no ineffectiveness was recorded in earnings on our cash flow hedges.

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

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2001, we had a reserve of approximately $4 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

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

  Rates and Regulatory Matters

     In March 2001, we filed a rate case with the Federal Energy Regulatory Commission (FERC) proposing increased rates of $9 million annually and new and enhanced services for our customers. This filing was required under the settlement of our 1996 general rate case. We received an order from FERC in late April 2001 which suspended the rates until October 1, 2001, subject to refund, and subject to the outcome of an evidentiary hearing. On September 26, 2001, the Commission issued an order rejecting two firm services we had proposed in our rate filing and required us to reallocate the costs allocated to those two services to existing services. We have complied with this order and have arranged with the affected customers to provide service under existing rate schedules.

     In September 2001, FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     While we cannot predict with certainty the final outcome or the timing of the resolution of this and other rate and regulatory matters, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

  Long-term Contract

     We are party to an agreement, known as the Amarillo "B" Contract, under which we are obligated to sell to Pioneer Natural Resources USA, Inc. (Pioneer) 77% of the natural gas production from specified acreage in the Panhandle Field of Texas. The remaining production is being sold to other parties. The agreement remains in effect for as long as the acreage remains commercially productive. In the event that the acreage becomes commercially unproductive and Pioneer has not received its 77%, we will be required to make a cash payment to Pioneer for such make-up volume on a price equal to the higher of our net sales proceeds from this field or a value based on a spot market index. Based on reserve reports prepared by Huddleston & Co., Inc., an independent reserve engineering firm, we have not fully produced our 23% share of the total estimated Panhandle Field reserves.

5. SEGMENT INFORMATION

     Following our parent's merger with El Paso, we aligned our segments to reflect the way they are currently being managed. As a result, we now segregate our business activities into two distinct operating segments: Pipeline and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest expense and income taxes (EBIT). All periods presented have been restated for these changes. The following are our results as of and for the periods ended September 30:

                                                            QUARTER ENDED SEPTEMBER 30, 2001
                                                    -------------------------------------------------
                                                    PIPELINE     FIELD SERVICES    OTHER(1)    TOTAL
                                                    ---------    --------------    --------    ------
                                                                      (IN MILLIONS)
Revenues from external customers..................   $   75           $ 42           $ 1       $  118
Intersegment revenues.............................        1             --            (1)          --
Operating income..................................       23             13             2           38
EBIT..............................................       23             13             2           38
Segment assets....................................    1,091            107            29        1,227

                                                            QUARTER ENDED SEPTEMBER 30, 2000
                                                    -------------------------------------------------
                                                    PIPELINE     FIELD SERVICES    OTHER(1)    TOTAL
                                                    ---------    --------------    --------    ------
                                                                      (IN MILLIONS)
Revenues from external customers..................   $   67           $  9           $ 3       $   79
Operating income..................................       18              5             2           25
EBIT..............................................       18              5             2           25
Segment assets....................................    1,116             52            32        1,200

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                    -------------------------------------------------
                                                    PIPELINE     FIELD SERVICES    OTHER(1)    TOTAL
                                                    ---------    --------------    --------    ------
                                                                      (IN MILLIONS)
Revenues from external customers..................   $  276           $ 94           $ 5       $  375
Intersegment revenues.............................        1             --            (1)          --
Merger-related costs..............................       31             --            --           31
Operating income..................................       74             24             5          103
EBIT..............................................       74             24             5          103
Segment assets....................................    1,091            107            29        1,227

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    -------------------------------------------------
                                                    PIPELINE     FIELD SERVICES    OTHER(1)    TOTAL
                                                    ---------    --------------    --------    ------
                                                                      (IN MILLIONS)
Revenues from external customers..................   $  222           $ 22           $12       $  256
Operating income..................................       90             11             6          107
EBIT..............................................       90             11             6          107
Segment assets....................................    1,116             52            32        1,200

---------------

(1) Includes our Corporate, eliminations and other activities.

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in El Paso's cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $195 million at September 30, 2001, at a market rate of interest which was 3.7%. At December 31, 2000, we had advanced $331 million.

     At September 30, 2001, we had accounts receivable from other related parties of $80 million and $18 million at December 31, 2000. In addition, we had accounts payable to other related parties of $10 million at September 30, 2001, and $9 million at December 31, 2000. These balances were incurred in the normal course of business.

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

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

                                SEGMENT RESULTS

     Our business activities are segregated into two segments: Pipeline and Field Services. These segments are strategic business units that offer a variety of different energy products and services, and each requires different technology and marketing strategies. These segments have been restated to reflect the manner in which we are currently operating them, and all prior period information has been restated to reflect this segment presentation. The results presented in this analysis are not necessarily indicative of the results that would have been achieved had the revised business segment structure been in place during those periods. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of products sold) provides a more accurate and meaningful basis for analyzing operating results for the Field Services segment. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 5.

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          -------------     -----------------
                                                          2001     2000      2001       2000
                                                          ----     ----     ------     ------
                                                                     (IN MILLIONS)
  EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
     Pipeline...........................................  $23      $18       $ 74       $ 90
     Field Services.....................................   13        5         24         11
                                                          ---      ---       ----       ----
       Segment total....................................   36       23         98        101
     Corporate and other, net...........................    2        2          5          6
                                                          ---      ---       ----       ----
       Consolidated EBIT................................  $38      $25       $103       $107
                                                          ===      ===       ====       ====

---------------

(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     =    per day                                          Btu    =    British thermal unit
Bbl    =    barrel                                           Mcf    =    thousand cubic feet
BBtu   =    billion British thermal units

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at
14.73 pounds per square inch.

PIPELINE

     Our Pipeline segment operates our interstate pipeline business under a tariff that governs its operations and rates. Operating results for our pipeline system have generally been stable because the majority of the revenues are based on fixed reservation charges. As a result, we expect changes in this aspect of our business to be primarily driven by regulatory actions and contractual events. Commodity or throughput-based revenues account for a smaller portion of our operating results. These revenues vary from period to period, and are impacted by factors such as weather, operating efficiencies, competition from other pipelines and fluctuations in natural gas prices. Results of operations of the Pipeline segment are as follows for the periods ended September 30:

                                                 QUARTER ENDED       NINE MONTHS ENDED
                                               -----------------     -----------------
                                                2001       2000       2001       2000
                                               ------     ------     ------     ------
                                                            (IN MILLIONS)
Operating revenues...........................  $   76     $   67     $  277     $  222
Operating expenses...........................     (53)       (49)      (203)      (132)
                                               ------     ------     ------     ------
  EBIT.......................................  $   23     $   18     $   74     $   90
                                               ======     ======     ======     ======
Throughput volumes (BBtu/d)..................   1,284      1,224      1,403      1,343
                                               ======     ======     ======     ======

     Included in the Pipeline results of operations for the nine months ended September 30, 2001, are merger-related costs associated with El Paso Corporation's merger with The Coastal Corporation in January 2001 totaling $31 million.

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $9 million higher than the same period in 2000. The increase was due to higher transportation revenues as a result of completed system expansions and new contracts during 2001 along with higher realized prices on segment-owned production.

     Operating expenses for the quarter ended September 30, 2001, were $4 million higher than the same period in 2000. The increase was due to higher corporate allocations and miscellaneous operating expenses, partially offset by the impact of reduced prices on natural gas imbalances.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Operating revenues for the nine months ended September 30, 2001, were $55 million higher than the same period in 2000. The increase was due to higher transportation revenues as a result of completed system expansions and new contracts during 2001 along with higher realized prices on company owned production.

     Operating expenses for the nine months ended September 30, 2001, were $71 million higher than the same period in 2000. The increase was a result of merger-related costs arising from employee benefits and severance charges and other merger charges related to El Paso's merger with Coastal, increased corporate allocations and miscellaneous operating expenses and higher fuel costs resulting from higher natural gas prices.

FIELD SERVICES

     The Field Services segment provides midstream services in the Rockies and Mid-Continent regions, including gathering and treating of natural gas and the processing of natural gas. The gathering and treating operations earn margins substantially from fixed-fee-based services; however, some of these operations earn margins from market-based rates. Revenues for these commodity rate services are the product of the market price, usually related to the monthly natural gas price index and the volume gathered. The processing operations earn a margin based on make-whole contracts. Make-whole contracts allow us to retain the extracted liquid products and return to the producer a Btu equivalent amount of natural gas. Under make-whole contracts, Field Services may have more sensitivity to price changes during periods when natural gas and natural gas liquids prices are volatile.

     Results of operations of the Field Services segment are as follows for each of the periods ended September 30:

                                               QUARTER ENDED          NINE MONTHS ENDED
                                              ----------------        ------------------
                                              2001        2000        2001         2000
                                              ----        ----        -----        -----
                                                            (IN MILLIONS)
Gross margin................................  $15         $ 9          $30         $ 22
Operating expenses..........................   (2)         (4)          (6)         (11)
                                              ---         ---          ---         ----
  EBIT......................................  $13         $ 5          $24         $ 11
                                              ===         ===          ===         ====

  Third Quarter 2001 Compared to Third Quarter 2000

     Total gross margin for the quarter ended September 30, 2001, was $6 million higher than the same period in 2000. The increase was a result of higher volumes due to the transfer of natural gas processing and gathering contracts from an affiliate in 2001. The transfer of these contracts was due to the re-alignment of our activities as a result of our parent's merger with El Paso.

     Operating expenses for the quarter ended September 30, 2001, were $2 million lower than the same period in 2000 due to lower general and administrative expenses.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Total gross margin for the nine months ended September 30, 2001, was $8 million higher than the same period in 2000. The increase was a result of higher volumes due to the transfer of natural gas processing and gathering contracts from an affiliate in 2001. The transfer of these contracts was due to the re-alignment of our activities as a result of our parent's merger with El Paso.

     Operating expenses for the nine months ended September 30, 2001, were $5 million lower than the same period in 2000. The decrease was primarily a result of lower general and administrative expenses.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net, for the quarter and nine months ended September 30, 2001, was $3 million and $5 million lower than the same periods in 2000 primarily due to lower interest rates on advances under our cash management program with El Paso.

INCOME TAXES

     The income tax expense for the quarters ended September 30, 2001 and 2000, were $14 million and $9 million, resulting in effective tax rates of 39 percent and 36 percent. The income tax expense for the nine months ended September 30, 2001 and 2000, were $37 million and $39 million, resulting in effective tax rates of 38 percent and 37 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods due to state income taxes.

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

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY

Date: November 13, 2001                             /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer
                                                  (Chief Accounting Officer)