Form 10-Q
period 2002-03-31
COLORADO INTERSTATE GAS CO
filed 2002-05-15
CIK 200155

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-4874
                                ---------------

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

                        Telephone Number: (713) 420-2600

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

     Common stock, par value $1 per share. Shares outstanding on May 15, 2002:
1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
Operating revenues..........................................  $116      $125
                                                              ----      ----
Operating expenses
  Operation and maintenance.................................    52        50
  Merger-related costs......................................    --        12
  Depreciation, depletion and amortization..................     9        10
  Taxes, other than income taxes............................     6         6
                                                              ----      ----
                                                                67        78
                                                              ----      ----
Operating income............................................    49        47
                                                              ----      ----
Non-affiliated interest and debt expense....................     6         6
Affiliated interest expense (income), net...................     1        (5)
Income taxes................................................    16        17
                                                              ----      ----
                                                                23        18
                                                              ----      ----
Net income..................................................  $ 26      $ 29
Other comprehensive loss....................................    (1)       (3)
                                                              ----      ----
Comprehensive income........................................  $ 25      $ 26
                                                              ====      ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................    $    2         $    1
  Accounts and notes receivable, net
    Customer................................................        46             50
    Affiliates..............................................       313            280
    Other...................................................         9             10
  Materials and supplies....................................         5              5
  Deferred income taxes.....................................        12             11
  Other.....................................................         7              9
                                                                ------         ------
         Total current assets...............................       394            366
                                                                ------         ------
Property, plant and equipment, at cost
  Pipeline..................................................     1,323          1,321
  Gathering and processing systems..........................       153            151
  Natural gas and oil properties, at full cost..............       149            164
                                                                ------         ------
                                                                 1,625          1,636
  Less accumulated depreciation, depletion and
    amortization............................................       808            818
                                                                ------         ------
         Total property, plant and equipment, net...........       817            818
                                                                ------         ------
Other assets
  Investments in unconsolidated affiliates..................        30             29
  Other.....................................................         4              6
                                                                ------         ------
                                                                    34             35
                                                                ------         ------
         Total assets.......................................    $1,245         $1,219
                                                                ======         ======
                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
    Trade...................................................    $   29         $   32
    Affiliates..............................................         8             10
    Other...................................................        12             28
  Taxes payable.............................................        70             56
  Other.....................................................        36             27
                                                                ------         ------
         Total current liabilities..........................       155            153
                                                                ------         ------
Long-term debt..............................................       280            280
                                                                ------         ------
Other liabilities
  Deferred income taxes.....................................       124            121
  Other.....................................................        22             26
                                                                ------         ------
                                                                   146            147
                                                                ------         ------
Commitments and contingencies
Minority interest...........................................         3              3
                                                                ------         ------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
    issued 1,000 shares at March 31, 2002, and no par value;
    authorized 10,000 shares, issued and outstanding 10
    shares at stated value at December 31, 2001.............        --             28
  Additional paid-in capital................................        48             20
  Retained earnings.........................................       611            585
  Accumulated other comprehensive income....................         2              3
                                                                ------         ------
         Total stockholder's equity.........................       661            636
                                                                ------         ------
         Total liabilities and stockholder's equity.........    $1,245         $1,219
                                                                ======         ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002      2001
                                                              ----      ----
Cash flows from operating activities
  Net income................................................  $ 26      $ 29
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     9        10
     Deferred income tax expense............................     1         6
     Non-cash portion of merger-related costs...............    --         8
     Other non-cash income items............................    --         2
  Working capital changes...................................    36       (44)
  Non-working capital changes and other.....................    (1)        5
                                                              ----      ----
          Net cash provided by operating activities.........    71        16
                                                              ----      ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (10)      (14)
  Net proceeds from the sale of assets......................     2        --
  Net change in affiliated advances receivable..............   (62)       (2)
                                                              ----      ----
          Net cash used in investing activities.............   (70)      (16)
                                                              ----      ----
Increase in cash and cash equivalents.......................     1        --
Cash and cash equivalents
  Beginning of period.......................................     1         1
                                                              ----      ----
  End of period.............................................  $  2      $  1
                                                              ====      ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for the merger-related costs which are discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. There was no initial financial statement impact of adopting this standard.

2. DIVESTITURES

     In April 2002, we executed an agreement to sell to Pioneer Natural Resources USA, Inc. (Pioneer) all of our interests in natural gas and oil production properties and related contracts located in the Panhandle Field of Texas, southwest Kansas and the Oklahoma Panhandle for approximately $113 million. We expect to close the transaction early in the third quarter of 2002. We also executed an agreement to sell to Pioneer a federally regulated natural gas gathering system located in the Panhandle Field of Texas for approximately $20 million. The closing of this transaction is subject to the receipt of a certificate to abandon the facilities from the Federal Energy Regulatory Commission (FERC) and is expected to occur either late in 2002 or early 2003. As of March 31, 2002, the production and gathering assets had a net book value of approximately $87 million. These transactions are subject to approvals from financial institutions and the completion by Pioneer of due diligence.

     In addition, during March 2002, we sold natural gas and oil properties located in south Texas, all of which were previously reported as part of the Other segment, to El Paso CGP Company, our parent. Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

3. MERGER-RELATED COSTS

     During the quarter ended March 31, 2001, we incurred merger-related costs of $12 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of employee severance, retention and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation as well as costs for post-retirement benefits settled and curtailed under existing benefit plans. The post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee costs were expensed as incurred and were paid in the first and second quarters of 2001. Following the merger, approximately 180 full-time positions were eliminated through a combination of early retirement and terminations.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motion to dismiss.

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

     In addition, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. As new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of March 31, 2002, we had a reserve of approximately $18 million for all outstanding legal matters.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had a reserve of approximately $7 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based on our evaluation and experience to date, we believe the recorded reserves are adequate.

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

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. In April 2002, the FERC Staff issued a notice of a public conference to be held on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     While we cannot predict with certainty the final outcome or the timing of the resolution of our rates and regulatory matters discussed above, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

  Other

     Currently, we have an agreement, known as the Amarillo "B" contract, under which we are obligated to sell to Pioneer 77 percent of the cumulative natural gas production from the Panhandle Field of Texas. In connection with the agreement executed in April 2002 to sell our interests in the Panhandle Field of Texas properties, we will assign all our rights and obligations under this contract to Pioneer, effective July 1, 2002.

5. SEGMENT INFORMATION

     We segregate our business activities into two distinct operating segments:
Pipeline and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest and income taxes
(EBIT). The following are our segment results as of and for the quarters ended March 31, 2002 and 2001:

                                                                            2002
                                                        ---------------------------------------------
                                                        PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                        --------   --------------   --------   ------
                                                                        (IN MILLIONS)
Revenues from external customers......................   $  86          $ 29          $  1     $  116
Operating income......................................      46             3            --         49
EBIT..................................................      46             3            --         49
Segment assets........................................   1,141            73            31      1,245

                                                                            2001
                                                        ---------------------------------------------
                                                        PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                        --------   --------------   --------   ------
                                                                        (IN MILLIONS)
Revenues from external customers......................   $  116         $  6          $  3     $  125
Merger-related costs..................................       12           --            --         12
Operating income......................................       39            6             2         47
EBIT..................................................       39            6             2         47

---------------

(1) Includes our eliminations and natural gas and oil developing and producing activities.

     The reconciliations of EBIT to net income are presented below for the quarters ended March 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Total EBIT..................................................   $49     $47
Non-affiliated interest and debt expense....................     6       6
Affiliated interest expense (income), net...................     1      (5)
Income taxes................................................    16      17
                                                               ---     ---
          Net income........................................   $26     $29
                                                               ===     ===

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $294 million at March 31, 2002, at a market rate of interest which was 1.9%. At December 31, 2001, we had advanced $232 million at a market rate of interest which was 2.1%.

     At March 31, 2002 and December 31, 2001, we had accounts receivable from affiliates of $19 million and $48 million. In addition, we had accounts payable to affiliates of $8 million and $10 million at March 31, 2002 and December 31, 2001. These balances arose in the normal course of our business.

     In addition, during March 2002, we sold natural gas and oil properties located in south Texas, all of which were previously reported as part of the Other segment to El Paso CGP Company, our parent. Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

7. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing the total number of authorized shares of stock to 1,000 shares of common stock, with a par value of $1.00 per share. As a result, $28 million of common stock was reclassified to additional paid-in capital on our balance sheet as of March 31, 2002. As of December 31, 2001, we had 10,000 authorized shares and 10 issued and outstanding shares at stated value.

8. NEW ACCOUNTING PRONOUNCEMENT ISSUED BUT NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K filed March 28, 2002, in addition to the financial statements and notes presented in
Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                                SEGMENT RESULTS

     Our segments: Pipeline and Field Services are strategic business units that offer a variety of different energy products and services; each requires different technology and marketing strategies. We evaluate our segment performance based on EBIT. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for our Field Services segment. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 5, as well as our Annual Report on Form 10-K for the year ended December 31, 2001. The following table presents EBIT by segment and in total for the quarters ended March 31:

                                                              2002     2001
                                                              -----    -----
                                                              (IN MILLIONS)
Pipeline....................................................   $46      $39
Field Services..............................................     3        6
                                                               ---      ---
     Segment total..........................................    49       45
Other operation, net........................................    --        2
                                                               ---      ---
     Consolidated EBIT......................................   $49      $47
                                                               ===      ===

PIPELINE

     Results of our Pipeline segment were as follows for the quarters ended March 31:

                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $    86     $   116
Operating expenses..........................................       (40)        (77)
                                                               -------     -------
     EBIT...................................................   $    46     $    39
                                                               =======     =======
Throughput volumes (BBtu/d).................................     1,746       1,502
                                                               =======     =======

     Included in our results of operations for the quarter ended March 31, 2001, are merger-related costs of $12 million associated with El Paso Corporation's merger with The Coastal Corporation in January 2001. These costs include employee severance, retention and transition costs and costs for post-retirement benefits settled and curtailed under existing benefit plans.

     Operating revenues for the quarter ended March 31, 2002, were $30 million lower than the same period in 2001. The decrease was primarily due to lower prices on natural gas and liquids sales and lower natural gas recoveries.

     Operating expenses for the quarter ended March 31, 2002, were $37 million lower than the same period in 2001. The decrease was primarily due to lower fuel and liquids feedstock costs resulting from lower natural gas prices in 2002 and merger-related costs related to El Paso's merger with Coastal as discussed above.

---------------

(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     = per day                                         MMBtu  = million British thermal units
BBtu   = billion British thermal units

FIELD SERVICES

     Results of our Field Services segment operations were as follows for the quarters ended March 31:

                                                               2002         2001
                                                              -------      -------
                                                              (IN MILLIONS, EXCEPT
                                                              VOLUMES AND PRICES)
Gathering, treating and processing gross margin.............   $   5        $   8
Operating expenses..........................................      (2)          (2)
                                                               -----        -----
  EBIT......................................................   $   3        $   6
                                                               =====        =====
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d).......................................     409          497
                                                               =====        =====
     Prices ($/MMBtu).......................................   $0.13        $0.18
                                                               =====        =====

     Total gross margin for the quarter ended March 31, 2002, was $3 million lower than the same period in 2001. The decrease was primarily due to lower prices. Also contributing to lower margins was a reduction in lower gathering and treating volumes in 2002 due to natural declines in production volumes in our operating regions. Partially offsetting the decrease was the effect of higher volumes in 2002 due to the transfer of natural gas processing contracts from an affiliate in the second quarter of 2001. This transfer was due to the re-alignment of our activities as a result of our parent's merger with El Paso.

AFFILIATED INTEREST EXPENSE AND INCOME, NET

     Affiliated interest expense and income, net for the quarter ended March 31, 2002, was $6 million lower than the same period in 2001 primarily due to lower short-term interest rates and a decrease in average advances in 2002 to El Paso under our cash management program.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2002 and 2001, was $16 million and $17 million, resulting in effective tax rates of 38 percent and 37 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

                  NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

     See Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Each exhibit identified below is filed as a part of this report.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.A     --   Purchase and Sale Agreement By and Between Colorado
               Interstate Gas Company, El Paso Production GOM Inc. and CIG
               Production Company, L.P., and Pioneer Natural Resources USA,
               Inc. dated as of April 8, 2002 (Exhibit 10.A to our Form 8-K dated April 23, 2002).
 10.B     --   Purchase and Sale Agreement By and Between Colorado
               Interstate Gas Company, and Pioneer Natural Resources USA,
               Inc. dated as of April 13, 2002 (Exhibit 10.B to our Form
               8-K dated April 23, 2002).

Undertaking

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     We filed a current report on Form 8-K, dated April 23, 2002, announcing the execution of agreements to sell our interests in natural gas and oil production properties and a natural gas gathering system to Pioneer Natural Resources USA, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLORADO INTERSTATE GAS COMPANY

Date: May 15, 2002                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director

Date: May 15, 2002                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.A     --   Purchase and Sale Agreement By and Between Colorado
               Interstate Gas Company, El Paso Production GOM Inc. and CIG
               Production Company, L.P., and Pioneer Natural Resources USA,
               Inc. dated as of April 8, 2002 (Exhibit 10.A to our Form 8-K dated April 23, 2002).
 10.B     --   Purchase and Sale Agreement By and Between Colorado
               Interstate Gas Company, and Pioneer Natural Resources USA,
               Inc. dated as of April 13, 2002 (Exhibit 10.B to our Form
               8-K dated April 23, 2002).