Form 10-Q
period 2002-06-30
COLORADO INTERSTATE GAS CO
filed 2002-08-14
CIK 200155

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Common stock, par value $1 per share. Shares outstanding on August 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2002      2001      2002       2001
                                                          ----      ----      -----      -----
Operating revenues......................................  $91       $101      $187       $187
                                                          ---       ----      ----       ----
Operating expenses
  Operation and maintenance.............................   49         71        95        110
  Merger-related costs..................................   --         19        --         31
  Depreciation, depletion and amortization..............    6          3        11          9
  Taxes, other than income taxes........................    4          3         8          7
                                                          ---       ----      ----       ----
                                                           59         96       114        157
                                                          ---       ----      ----       ----
Operating income........................................   32          5        73         30
                                                          ---       ----      ----       ----
Non-affiliated interest and debt expense................    6          6        12         12
Affiliated interest income, net.........................   (2)        (4)       (1)        (9)
Income taxes............................................   10          1        23         10
                                                          ---       ----      ----       ----
                                                           14          3        34         13
                                                          ---       ----      ----       ----
Income from continuing operations before discontinued
  operations............................................   18          2        39         17
Discontinued operations, net of income taxes............    8          8        13         22
                                                          ---       ----      ----       ----
Net income..............................................   26         10        52         39
Other comprehensive income (loss).......................   (2)         9        (3)         6
                                                          ---       ----      ----       ----
Comprehensive income....................................  $24       $ 19      $ 49       $ 45
                                                          ===       ====      ====       ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................   $   --       $    1
  Accounts and notes receivable, net
    Customer................................................       28           40
    Affiliates..............................................      302          280
    Other...................................................        9           10
  Materials and supplies....................................        5            5
  Assets of discontinued operations.........................      149           56
  Deferred income taxes.....................................        3           11
  Other.....................................................       12            4
                                                               ------       ------
         Total current assets...............................      508          407
                                                               ------       ------
Property, plant and equipment, at cost
  Pipeline..................................................    1,112        1,089
  Gathering and processing systems..........................      155          151
  Natural gas and oil properties, at full cost..............      149          164
                                                               ------       ------
                                                                1,416        1,404
  Less accumulated depreciation, depletion and
    amortization............................................      665          675
                                                               ------       ------
         Total property, plant and equipment, net...........      751          729
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................       42           29
  Assets of discontinued operations.........................       --           89
  Other.....................................................        1            6
                                                               ------       ------
                                                                   43          124
                                                               ------       ------
         Total assets.......................................   $1,302       $1,260
                                                               ======       ======
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................   $   23       $   31
    Affiliates..............................................       52           51
    Other...................................................       11           28
  Taxes payable.............................................       79           49
  Liabilities of discontinued operations....................       18            8
  Other.....................................................       18           27
                                                               ------       ------
         Total current liabilities..........................      201          194
                                                               ------       ------
Long-term debt..............................................      280          280
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      103          109
  Liabilities of discontinued operations....................       --           12
  Other.....................................................       30           26
                                                               ------       ------
                                                                  133          147
                                                               ------       ------
Commitments and contingencies
Minority interest...........................................        3            3
                                                               ------       ------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
    issued 1,000 shares at June 30, 2002, and no par value;
    authorized 10,000 shares, issued and outstanding 10
    shares at stated value at December 31, 2001.............       --           28
  Additional paid-in capital................................       48           20
  Retained earnings.........................................      637          585
  Accumulated other comprehensive income....................       --            3
                                                               ------       ------
         Total stockholder's equity.........................      685          636
                                                               ------       ------
         Total liabilities and stockholder's equity.........   $1,302       $1,260
                                                               ======       ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2002       2001
                                                              ------      -----
Cash flows from operating activities
  Net income................................................  $  52       $ 39
     Less income from discontinued operations, net of income
      taxes.................................................     13         22
                                                              -----       ----
  Net income before discontinued operations.................     39         17
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     11          9
     Deferred income tax expense............................      2          9
     Non-cash portion of merger-related costs...............     --         16
     Other non-cash income items............................     (3)        (1)
  Working capital changes...................................     53        (28)
  Non-working capital changes and other.....................     (4)         6
                                                              -----       ----
     Cash provided by continuing operations.................     98         28
     Cash provided by discontinued operations...............     12          1
                                                              -----       ----
            Net cash provided by operating activities.......    110         29
                                                              -----       ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (40)       (38)
  Additions to investments..................................    (13)        --
  Net proceeds from the sale of assets......................      3         --
  Net change in affiliated advances receivable..............    (57)        20
                                                              -----       ----
     Cash used in continuing operations.....................   (107)       (18)
     Cash used in discontinued operations...................     (4)        (6)
                                                              -----       ----
            Net cash used in investing activities...........   (111)       (24)
                                                              -----       ----
Cash flows from financing activities
  Contributions from (distributions to) discontinued
     operations.............................................      8         (5)
                                                              -----       ----
     Cash provided by (used in)continuing operations........      8         (5)
     Cash provided by (used in) discontinued operations.....     (8)         5
                                                              -----       ----
            Net change in cash from financing activities....     --         --
                                                              -----       ----
Increase (decrease) in cash and cash equivalents............     (1)         5
  Less change in cash and cash equivalents related to
     discontinued operations................................     --         --
                                                              -----       ----
  Increase (decrease) in cash and cash equivalents from
     continuing operations..................................     (1)         5
Cash and cash equivalents
  Beginning of period.......................................      1          1
                                                              -----       ----
  End of period.............................................  $  --       $  6
                                                              =====       ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for the items discussed in Notes 3 and 4 below), to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate impairments of assets. It also changes accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. We applied SFAS No. 144 in accounting for our Panhandle Field of Texas, southeast Kansas and the Oklahoma Panhandle natural gas and oil operations and a related gas gathering system, which met all of the requirements to be treated as discontinued operations in the second quarter of 2002. See Note 4 for further information.

2. DIVESTITURES

     In April 2002, we executed an agreement to sell to Pioneer Natural Resources USA, Inc. (Pioneer) all of our interests in natural gas and oil production properties and related contracts located in Texas, Kansas, and Oklahoma that we closed on July 1, 2002. Net proceeds from the sale were approximately $112 million, and we will recognize a gain in the third quarter of 2002 of approximately $23 million, net of $8 million of reserve for contingencies and $14 million of income tax. We also executed an agreement to sell to Pioneer a federally regulated natural gas gathering system located in the Panhandle Field of Texas for its approximate net book value of $20 million. The closing of this transaction is subject to the receipt of a certificate to abandon the facilities from the Federal Energy Regulatory Commission (FERC). We anticipate closing this transaction late in 2002 or early 2003.

     In addition, during March 2002, we sold natural gas and oil properties located in south Texas, all of which were previously reported as part of the Other segment, to El Paso CGP Company, our parent. Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

     Following the completion of the above transactions, our oil and gas properties consist entirely of properties that have a book value of $149 million, accumulated depletion of $148 million and a net book value of $1 million and are reported as part of the Other segment.

3. MERGER-RELATED COSTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs of $19 million and $31 million associated with El Paso Corporation's (El Paso) merger with The Coastal Corporation in

January 2001. These charges consist of employee severance, retention and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation, costs for pension and post-retirement benefits settled and curtailed under existing benefit plans. The pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee costs were expensed as incurred and were paid in the first and second quarters of 2001. Following the merger, approximately 180 full-time positions were eliminated through a combination of early retirement and terminations. Our merger-related costs also included charges relating to the valuation of natural gas imbalances to conform our imbalance valuation methods to El Paso's, the write-off of a software system that was in development and charges related to a disputed gas pricing claim. All charges were accrued as of the merger date with the exception of the gas pricing claim which was expensed when incurred.

4. DISCONTINUED OPERATIONS

     In July 2002, we sold Texas, Kansas and Oklahoma oil and gas properties. These assets and the related gas gathering system have been classified as discontinued operations in our financial statements for all periods presented. See Note 2 for further discussion of this sale. These assets were historically reported in our Pipeline segment.

     As of June 30, 2002, we classified all of these assets and liabilities as current since we are selling them in the next twelve months. The summarized results of discontinued operations are as follows:

                                                         QUARTER ENDED   SIX MONTHS ENDED
                                                           JUNE 30,          JUNE 30,
                                                         -------------   -----------------
                                                         2002    2001     2002       2001
                                                         -----   -----   ------     ------
                                                                   (IN MILLIONS)
Operating Results:
  Revenues.............................................  $ 27    $ 31     $ 47       $ 70
  Costs and expenses...................................   (14)    (18)     (26)       (35)
                                                         ----    ----     ----       ----
  Income before income taxes...........................    13      13       21         35
  Income taxes.........................................    (5)     (5)      (8)       (13)
                                                         ----    ----     ----       ----
  Income from discontinued operations, net of income
     taxes.............................................  $  8    $  8     $ 13       $ 22
                                                         ====    ====     ====       ====

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                                                   (IN MILLIONS)
Financial Position Data:
  Assets
     Current assets.........................................    $ 62         $ 56
     Property, plant and equipment, net.....................      87           89
                                                                ----         ----
          Total assets......................................    $149         $145
                                                                ====         ====
  Liabilities
     Current liabilities....................................    $  7         $  8
     Non-current liabilities................................      11           12
                                                                ----         ----
          Total liabilities.................................    $ 18         $ 20
                                                                ====         ====

5. FINANCIAL INSTRUMENTS

     Included in other comprehensive loss is a $2 million reclassification adjustment we recognized in connection with the sale of our natural gas and oil properties in the first half of 2002. We recognized this reclassification adjustment on derivative positions that no longer qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, because they were designated as hedges of anticipated future production on the properties sold.

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motion to dismiss.

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

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2002, we had reserves totaling $18 million for all outstanding legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2002, we had a reserve of approximately $6 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Rates and Regulatory Matters

     In March 2001, we filed a rate case with the FERC proposing increased rates of $9 million annually and new and enhanced services for our customers. This filing was required under the settlement of our 1996 general rate case. We received an order from the FERC in late April 2001, which suspended the rates until October 1, 2001, subject to refund, and subject to the outcome of an evidentiary hearing. On September 26, 2001, the FERC issued an order rejecting two firm services we had proposed in our rate filing and required us to reallocate the costs allocated to those two services to existing services. We have complied with this order and have arranged with the affected customers to provide service under existing rate schedules. We and our customers entered into a unanimous settlement agreement in May 2002 settling all issues in the case. The settlement, which contained a modest rate increase, was approved by the FERC in July 2002. Provided that no parties seek rehearing within 30 days, this will become a final order. We will pay refunds plus accrued interest within 60 days from the final order date. We have made provisions for these refunds and as a result, the refunds will not have an adverse effect on our financial position or results of operations.

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, at which interested parties were given an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     On July 17, 2002, the FERC issued a Notice of Inquiry (NOI) that seeks comments regarding its policy, established in 1996, of permitting pipelines to enter into negotiated rates transactions. Our pipeline has entered into such transactions over the years. Specifically, the FERC is now undertaking a review of whether negotiated rates should be capped, whether or not a pipeline's "recourse rate" (its cost of service based rate) continues to serve as a viable alternative and safeguard against the exercise of alleged pipeline market power, as well as other issues related to its negotiated rate program. Comments are due on September 25, 2002, with reply comments due on October 25, 2002. We cannot predict the outcome of this NOI.

     On August 1, 2002, the FERC issued a NOPR requiring that all arrangements concerning the cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. Comments on the NOPR are due on August 22, 2002. We cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued, to be effective immediately, an Accounting Release providing guidance on how jurisdictional entities should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. The Accounting Release sets forth the documentation requirements set forth in the NOPR for money pool arrangements, but does not address the requirements in the NOPR that as a condition for participating in money pool arrangements the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent must have investment grade credit ratings. Requests for rehearing are due on September 3, 2002.

     While the outcome of our rates and regulatory matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Other Matters

     In accordance with an agreement executed in April 2002, we sold our interests in production properties to Pioneer on July 1, 2002. We assigned all our rights and obligations under the Amarillo "B" contract to Pioneer, effective July 1, 2002.

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

7. SEGMENT INFORMATION

     We segregate our business activities into two distinct operating segments:
Pipeline and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. During the quarter, we reclassified our historical natural gas and oil production activities from our Pipeline segment to discontinued operations in our financial statements. All periods were restated to reflect this change. We measure segment performance using earnings before interest and income taxes
(EBIT). The following are our segment results as of and for the periods ended June 30:

                                                                 QUARTER ENDED JUNE 30, 2002
                                                        ---------------------------------------------
                                                        PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                        --------   --------------   --------   ------
                                                                        (IN MILLIONS)
Revenues from external customers......................   $  54          $ 37          $ --     $   91
Operating income......................................      28             4            --         32
EBIT..................................................      28             4            --         32

                                                                 QUARTER ENDED JUNE 30, 2001
                                                        ---------------------------------------------
                                                        PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                        --------   --------------   --------   ------
                                                                        (IN MILLIONS)
Revenues from external customers......................   $   53         $ 46          $  2     $  101
Merger-related costs..................................       19           --            --         19
Operating income......................................       (2)           5             2          5
EBIT..................................................       (2)           5             2          5

                                                               SIX MONTHS ENDED JUNE 30, 2002
                                                        ---------------------------------------------
                                                        PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                        --------   --------------   --------   ------
Revenues from external customers......................   $  120         $ 66          $  1     $  187
Operating income......................................       66            7            --         73
EBIT..................................................       66            7            --         73

                                                               SIX MONTHS ENDED JUNE 30, 2001
                                                        ---------------------------------------------
                                                        PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                        --------   --------------   --------   ------
Revenues from external customers......................   $  131         $ 52          $  4     $  187
Merger-related costs..................................       31           --            --         31
Operating income......................................       15           11             4         30
EBIT..................................................       15           11             4         30

---------------

(1) Includes consolidating eliminations and remaining natural gas and oil developing and producing activities. See Note 2.

     The reconciliations of EBIT to income from continuing operations and segment assets to total assets are presented below:

                                                 QUARTER ENDED       SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                                 --------------      -----------------
                                                 2002      2001      2002        2001
                                                 ----      ----      -----       -----
                                                             (IN MILLIONS)
Total EBIT.....................................  $ 32      $ 5       $ 73        $ 30
Non-affiliated interest and debt expense.......    (6)      (6)       (12)        (12)
Affiliated interest income, net................     2        4          1           9
Income taxes...................................   (10)      (1)       (23)        (10)
                                                 ----      ---       ----        ----
          Income from continuing operations
            before discontinued operations.....  $ 18      $ 2       $ 39        $ 17
                                                 ====      ===       ====        ====

                                                              JUNE 30,      DECEMBER 31,
                                                                2002            2001
                                                              --------      ------------
                                                                    (IN MILLIONS)
Pipelines...................................................   $1,037          $1,004
Field Services..............................................       73              78
Other.......................................................       43              33
                                                               ------          ------
          Total segment assets..............................    1,153           1,115
Discontinued operations.....................................      149             145
                                                               ------          ------
          Total consolidated assets.........................   $1,302          $1,260
                                                               ======          ======

8. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced at June 30, 2002 and December 31, 2001, $289 million and $232 million. The market rate of interest at June 30, 2002 and December 31, 2001 was 1.9% and 2.1%.

     At June 30, 2002 and December 31, 2001, we had accounts receivable from affiliates of $13 million and $48 million. In addition, we had accounts payable to affiliates of $52 million and $51 million at June 30, 2002 and December 31, 2001. These balances arose in the normal course of our business.

     In addition, during March 2002, we sold natural gas and oil properties located in south Texas, all of which were previously reported as part of the Other segment to El Paso CGP Company, our parent. Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

9. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing the total number of authorized shares of stock to 1,000 shares of common stock, with a par value of $1.00 per share. As a result, $28 million of common stock was reclassified to additional paid-in capital on our balance sheet as of March 31, 2002. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 10,000 authorized shares and 10 issued and outstanding shares at stated value.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its present value, and the same amount is added to the recorded value of the asset and is amortized over the asset's remaining useful life. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this statement.

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Under current accounting rules, we report any gains or losses on early extinguishment of debt as extraordinary items. When we adopt SFAS No. 145, we will be required to evaluate whether the debt extinguishment is truly extraordinary in nature. If we routinely extinguish debt early, the gain or loss will be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003.

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

                              RECENT DEVELOPMENTS

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our segments: Pipeline and Field Services are strategic business units that offer a variety of different energy products and services; each requires different technology and marketing strategies. We evaluate our segment performance based on EBIT. Operating revenues and expenses by segment include intersegment revenues and expenses which are eliminated in consolidation. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of sales) provides a more accurate and meaningful basis for analyzing operating results for our Field Services segment. We have reclassified our historical natural gas and oil operations from our Pipeline segment to discontinued operations in our financial statements. All periods have been adjusted to reflect these changes. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 7, as well as our Annual Report on Form 10-K for the year ended December 31, 2001. The following table presents EBIT by segment and in total for the periods ended June 30:

                                                 QUARTER ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                                ----------------        ----------------
                                                2002        2001        2002        2001
                                                ----        ----        ----        ----
                                                             (IN MILLIONS)
Pipeline......................................  $28         $(2)        $66         $15
Field Services................................    4           5           7          11
                                                ---         ---         ---         ---
     Segment total............................   32           3          73          26
Other operation, net..........................   --           2          --           4
                                                ---         ---         ---         ---
     Consolidated EBIT........................  $32         $ 5         $73         $30
                                                ===         ===         ===         ===

PIPELINE

     Our Pipeline segment holds our interstate transmission business. Pipeline results are relatively stable, but can be subject to variability from a number of factors, such as weather conditions, including those conditions that may impact the amount of power produced by natural gas fired turbines compared to power generated by less costly coal fired generators, as well as gas supply to market price differentials which can impact our deliveries to off-system markets. Results can also be impacted by a pipeline's fuel recovery level and the ability to operate the pipeline system efficiently. Future revenues may also be impacted by expansion projects in our

---------------

(1) Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     = per day                                         MMBtu  = million British thermal units
BBtu   = billion British thermal units

service areas, competition by other pipelines for those expansion needs and regulatory impacts on rates. Results of our Pipeline segment were as follows for the periods ended June 30:

                                         QUARTER ENDED              SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                      --------------------        --------------------
                                       2002          2001          2002          2001
                                      ------        ------        ------        ------
                                            (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..................  $   54        $   53        $  120        $  131
Operating expenses..................     (26)          (55)          (54)         (116)
                                      ------        ------        ------        ------
     EBIT...........................  $   28        $   (2)       $   66        $   15
                                      ======        ======        ======        ======
Throughput volumes (BBtu/d).........   1,437         1,424         1,591         1,463
                                      ======        ======        ======        ======

     Included in our results of operations for the quarter and six months ended June 30, 2001, are merger-related costs of $19 million and $31 million associated with El Paso Corporation's merger with The Coastal Corporation in January 2001. These costs include employee severance, retention and transition costs, costs for pension and post-retirement benefits settled and curtailed under existing benefit plans and costs related to a disputed gas pricing claim.

  Second Quarter 2002 Compared to Second Quarter 2001

     Operating revenues for the quarter ended June 30, 2002, were $1 million higher than the same period in 2001. The increase was primarily due to higher reservation revenues from our completed system expansion projects which were placed in service in 2001 and changes in the seasonality of rates. The increase was partially offset by lower prices on liquids sales in 2002 and decreased on-system transportation rates.

     Operating expenses for the quarter ended June 30, 2002, were $29 million lower than the same period in 2001. The decrease was primarily due to merger-related costs of $19 million incurred as part of El Paso's merger with Coastal, including employee retention and transition costs, and costs related to a disputed gas pricing claim. Also contributing to the decrease were lower fuel and liquids feedstock costs resulting from lower natural gas prices in 2002 and lower corporate overhead allocations in the second quarter of 2002.

  Six Months Ended 2002 Compared to Six Months Ended 2001

     Operating revenues for the six months ended June 30, 2002, were $11 million lower than the same period in 2001. The decrease was primarily due to lower prices on liquids sales in 2002 and changes in the seasonality of reservation rates. The decrease was partially offset by higher reservation revenues from our completed system expansion projects which were placed in service in 2001.

     Operating expenses for the six months ended June 30, 2002, were $62 million lower than the same period in 2001. The decrease was primarily due to merger-related costs of $31 million incurred as part of El Paso's merger with Coastal, including employee severance, retention and transition costs, costs for post-retirement benefits settled and curtailed under existing benefit plans, and costs related to a disputed gas pricing claim. Also contributing to the decrease were lower fuel and liquids feedstock costs resulting from lower natural gas prices in 2002 and lower corporate overhead allocations in the second quarter of 2002.

FIELD SERVICES

     Results of our Field Services segment operations were as follows for the periods ended June 30:

                                                  QUARTER ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                ------------------      ------------------
                                                 2002        2001        2002        2001
                                                ------      ------      ------      ------
                                                 (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering, treating and processing gross
  margin......................................  $   6       $   7       $  11       $  15
Operating expenses............................     (2)         (2)         (4)         (4)
                                                -----       -----       -----       -----
  EBIT........................................  $   4       $   5       $   7       $  11
                                                =====       =====       =====       =====
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d).........................    418         457         413         477
                                                =====       =====       =====       =====
     Prices ($/MMBtu).........................  $0.17       $0.17       $0.15       $0.17
                                                =====       =====       =====       =====

  Second Quarter 2002 Compared to Second Quarter 2001

     Total gross margins for the quarter ended June 30, 2002, were $1 million lower than the same period in 2001 primarily due to lower volumes in 2002 attributable to natural declines in production in our operating regions.

  Six Months Ended 2002 Compared to Six Months Ended 2001

     Total gross margins for the six months ended June 30, 2002, were $4 million lower than the same period in 2001. The decrease was primarily due to lower volumes and natural gas liquids prices in 2002. Volumes are lower due to natural declines in production in our operating regions.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter and six months ended June 30, 2002, was $2 million and $8 million lower than the same periods in 2001 primarily due to lower short-term interest rates and a decrease in average advances in 2002 to El Paso under our cash management program.

INCOME TAXES

     Income tax expense for the quarters ended June 30, 2002 and 2001, was $10 million and $1 million, resulting in effective tax rates of 36 percent and 33 percent. Income tax expense for the six months ended June 30, 2002 and 2001, was $23 million and $10 million, resulting in effective tax rates of 37 percent in both periods. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 10, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

       *99.A     -- Certification of Chief Executive Officer pursuant to 18
                    U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

       *99.B     -- Certification of Chief Financial Officer pursuant to 18
                    U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: August 13, 2002                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: August 13, 2002                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

       *99.A     -- Certification of Chief Executive Officer pursuant to 18
                    U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

       *99.B     -- Certification of Chief Financial Officer pursuant to 18
                    U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.