Form 10-Q
period 2002-09-30
COLORADO INTERSTATE GAS CO
filed 2002-11-14
CIK 200155

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Common stock, par value $1 per share. Shares outstanding on November 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                         QUARTER ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                         --------------      -----------------
                                                         2002      2001      2002        2001
                                                         ----      ----      -----       -----
Operating revenues.....................................  $ 81      $ 89      $268        $276
                                                         ----      ----      ----        ----
Operating expenses
  Operation and maintenance............................    46        58       141         168
  Merger-related costs.................................    --        --        --          31
  Depreciation, depletion and amortization.............     5         5        16          14
  Taxes, other than income taxes.......................    (3)        3         5          10
                                                         ----      ----      ----        ----
                                                           48        66       162         223
                                                         ----      ----      ----        ----
Operating income.......................................    33        23       106          53
Non-affiliated interest and debt expense...............    (5)       (5)      (17)        (17)
Affiliated interest income, net........................     1         3         2          12
                                                         ----      ----      ----        ----
Income before income taxes.............................    29        21        91          48
Income taxes...........................................    11         9        34          19
                                                         ----      ----      ----        ----
Income from continuing operations......................    18        12        57          29
Discontinued operations, net of income taxes...........    22        10        35          32
                                                         ----      ----      ----        ----
Net income.............................................  $ 40      $ 22      $ 92        $ 61
                                                         ====      ====      ====        ====
Comprehensive income...................................  $ 40      $ 20      $ 89        $ 65
                                                         ====      ====      ====        ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --          $    1
  Accounts and notes receivable, net
    Customer................................................         13              40
    Affiliates..............................................        459             280
    Other...................................................          8              10
  Materials and supplies....................................          5               5
  Assets of discontinued operations.........................         21              56
  Deferred income taxes.....................................          6              11
  Other.....................................................          3               4
                                                                 ------          ------
         Total current assets...............................        515             407
                                                                 ------          ------
Property, plant and equipment, at cost
  Pipeline..................................................      1,162           1,089
  Gathering and processing systems..........................        157             151
  Natural gas and oil properties, at full cost..............        149             164
                                                                 ------          ------
                                                                  1,468           1,404
  Less accumulated depreciation, depletion and
    amortization............................................        670             675
                                                                 ------          ------
         Total property, plant and equipment, net...........        798             729
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................         41              29
  Assets of discontinued operations.........................         --              89
  Other.....................................................          3               6
                                                                 ------          ------
                                                                     44             124
                                                                 ------          ------
         Total assets.......................................     $1,357          $1,260
                                                                 ======          ======
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................     $   16          $   31
    Affiliates..............................................         30              51
    Other...................................................         15              28
  Taxes payable.............................................         91              49
  Accrued liabilities.......................................         26              24
  Liabilities of discontinued operations....................          4               8
  Other.....................................................         13               3
                                                                 ------          ------
         Total current liabilities..........................        195             194
                                                                 ------          ------
Long-term debt..............................................        280             280
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        105             109
  Liabilities of discontinued operations....................         --              12
  Other.....................................................         49              26
                                                                 ------          ------
                                                                    154             147
                                                                 ------          ------
Commitments and contingencies
Minority interest...........................................          3               3
                                                                 ------          ------
Stockholder's equity
  Common stock, par value $1 per share; authorized and
    issued 1,000 shares at September 30, 2002, and no par
    value; authorized 10,000 shares, issued and outstanding
    10 shares at stated value at December 31, 2001..........         --              28
  Additional paid-in capital................................         48              20
  Retained earnings.........................................        677             585
  Accumulated other comprehensive income....................         --               3
                                                                 ------          ------
         Total stockholder's equity.........................        725             636
                                                                 ------          ------
         Total liabilities and stockholder's equity.........     $1,357          $1,260
                                                                 ======          ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2002        2001
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $  92       $  61
     Less income from discontinued operations, net of income
      taxes.................................................     35          32
                                                              -----       -----
  Net income before discontinued operations.................     57          29
  Adjustments to reconcile net income before discontinued
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............     16          14
     Deferred income tax expense............................      3          15
     Non-cash portion of merger-related costs...............     --          17
     Other non-cash income items............................     (4)          5
  Working capital changes...................................     74          43
  Non-working capital changes...............................     13         (28)
                                                              -----       -----
     Cash provided by continuing operations.................    159          95
     Cash provided by discontinued operations...............     36           2
                                                              -----       -----
            Net cash provided by operating activities.......    195          97
                                                              -----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (82)       (107)
  Additions to investments..................................    (13)         --
  Net proceeds from the sale of assets......................      1           1
  Net change in affiliated advances receivable..............   (210)        136
                                                              -----       -----
     Cash provided by (used in) continuing operations.......   (304)         30
     Cash provided by (used in) discontinued operations.....    108          (8)
                                                              -----       -----
            Net cash provided by (used in) investing
              activities....................................   (196)         22
                                                              -----       -----
Cash flows from financing activities
  Contributions from (distributions to) discontinued
     operations.............................................    144          (6)
                                                              -----       -----
     Cash provided by (used in)continuing operations........    144          (6)
     Cash provided by (used in) discontinued operations.....   (144)          6
     Dividends paid.........................................     --        (120)
                                                              -----       -----
            Net cash used in financing activities...........     --        (120)
                                                              -----       -----
Decrease in cash and cash equivalents.......................     (1)         (1)
  Less change in cash and cash equivalents related to
     discontinued operations................................     --          --
                                                              -----       -----
  Decrease in cash and cash equivalents from continuing
     operations.............................................     (1)         (1)
Cash and cash equivalents
  Beginning of period.......................................      1           1
                                                              -----       -----
  End of period.............................................  $  --       $  --
                                                              =====       =====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for the items discussed in Note 3 below), to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate assets for impairment. It also changed accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. We applied SFAS No. 144 in accounting for our Panhandle Field of Texas, southeast Kansas and the Oklahoma Panhandle natural gas and oil operations and a related gas gathering system, which met all of the requirements to be treated as discontinued operations in 2002. See Note 2 for further information.

2. DIVESTITURES

     In April 2002, we executed an agreement to sell to Pioneer Natural Resources USA, Inc. or its affiliate (Pioneer) all of our interests in natural gas and oil production properties and related contracts located in Texas, Kansas and Oklahoma. The sale was completed on July 1, 2002, and as part of the sale, we assigned all our rights and obligations under the Amarillo "B" contract to Pioneer. Net proceeds from the sale were approximately $112 million, and we recognized a gain in the third quarter of 2002 of approximately $23 million, net of an $8 million reserve for environmental contingencies and $13 million of income taxes. We also executed an agreement to sell to Pioneer a federally regulated natural gas gathering system located in the Panhandle Field of Texas for its approximate net book value of $19 million. We have received proceeds from Pioneer related to this transaction, which we have recorded as other liabilities until we close this sale. The closing is subject to the receipt of a certificate to abandon the facilities from the Federal Energy Regulatory Commission (FERC). We filed an application to abandon these facilities on July 31, 2002. We anticipate closing this transaction late in 2002 or early 2003.

     These assets and the related natural gas gathering system were historically reported in our Pipeline segment, but have been reclassified as discontinued operations in our financial statements for all periods presented. In addition, we classified all of these assets and liabilities as other current assets and liabilities since we have sold or are selling them within the next twelve months. The summarized financial results of our discontinued operations are as follows:

                                                        QUARTER ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                        -------------   ------------------
                                                        2002    2001     2002        2001
                                                        -----   -----   ------      ------
                                                                  (IN MILLIONS)
Operating Results:
  Revenues............................................   $--    $ 29     $ 47        $ 99
  Costs and expenses..................................    (1)    (14)     (27)        (49)
                                                         ---    ----     ----        ----
  Operating income....................................    (1)     15       20          50
  Gain on sale of assets..............................    36      --       36          --
                                                         ---    ----     ----        ----
  Income before income taxes..........................    35      15       56          50
  Income taxes........................................   (13)     (5)     (21)        (18)
                                                         ---    ----     ----        ----
  Income from discontinued operations, net of income
     taxes............................................   $22    $ 10     $ 35        $ 32
                                                         ===    ====     ====        ====

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Financial Position Data:
  Assets of discontinued operations
     Accounts receivable....................................       $ 1            $ 51
     Property, plant and equipment, net.....................        19              89
     Other..................................................         1               5
                                                                   ---            ----
          Total assets......................................       $21            $145
                                                                   ===            ====
  Liabilities of discontinued operations
     Accounts payable and other current liabilities.........       $ 4            $  8
     Deferred income taxes..................................        --              12
                                                                   ---            ----
          Total liabilities.................................       $ 4            $ 20
                                                                   ===            ====

     In addition, during March 2002, we sold natural gas and oil production properties located in south Texas, all of which were previously reported as part of the Other segment, to El Paso CGP Company, our parent. Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

     In November 2002, El Paso Corporation (El Paso) entered into an agreement with Westport Resources Corporation to sell our Natural Buttes natural gas gathering facilities. These assets include 225 miles of natural gas gathering pipelines with approximately 160 million cubic feet per day (MMcf/d) of capacity. The transaction is expected to close by year end.

3. MERGER-RELATED COSTS

     During the nine months ended September 30, 2001, we incurred merger-related costs of $31 million associated with El Paso's merger with our parent company, The Coastal Corporation (now known as El Paso CGP Company), in January 2001. These charges include employee costs of $13 million which consist of employee severance, retention and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation, costs for pension and post-retirement benefits settled and curtailed under existing benefit plans. Following the merger, approximately 180 full-time positions were eliminated through a combination of early retirement and terminations. The pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee costs were expensed as incurred and were paid in the first and second quarters of 2001. Also included in merger-related costs were $18 million, primarily associated with a $7 million write-off related to the valuation of natural gas imbalances to conform our imbalance valuation methods to El Paso's, and $9 million related to a disputed gas pricing claim. All charges were accrued as of the merger date with the exception of the gas pricing claim which was expensed when incurred.

4. FINANCIAL INSTRUMENTS

     As a result of the sale of most of our natural gas and oil properties, in June 2002 we recognized a $2 million reduction in Comprehensive Income on derivative positions that no longer qualified as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We terminated all of our derivative positions in 2002, and are no longer involved in hedging activities.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motion to dismiss.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of gas working interest owners and gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification has been filed and we have filed our response.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2002, we had approximately $18 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2002, we had accrued approximately $14 million for expected remediation costs at sites that we operate, and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Below is a reconciliation of our liability as of December 31, 2001 to our environmental remediation liability as of September 30, 2002 (in millions):

Balance as of December 31, 2001.............................  $ 7
Additions/adjustments for remediation activities............    8
Payment for remediation activities..........................   (1)
                                                              ---
Balance as of September 30, 2002............................  $14
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

  Rates and Regulatory Matters

     Rate Case. In March 2001, we filed a rate case with the FERC proposing increased rates of $9 million annually and new and enhanced services for our customers. We received an order from the FERC in late April 2001, which suspended the rates until October 1, 2001, subject to refund, and subject to the outcome of hearing. On September 26, 2001, the FERC rejected two firm services proposed in our rate filing and required us to reallocate the costs allocated to those two services to existing services. We complied with this order and arranged with the affected customers to provide service under existing rate schedules. We and our customers entered into a settlement agreement in May 2002 settling all issues in the case. The settlement, which contained a rate increase, was approved by the FERC in August 2002, and became final in September 2002. The settlement obligates us to file a rate case to be effective no later than October 1, 2006. We will pay approximately $12 million in refunds on November 25, 2002. These refunds are included in accrued liabilities, and will not have an adverse effect on our financial position or results of operations.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, providing an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, as well as other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, to be effective immediately, providing guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, the Accounting Release did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on the information we know now and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations and on our cash flows in the period the event occurs.

6. SEGMENT INFORMATION

     We segregate our business activities into two distinct operating segments:
Pipeline and Field Services. These segments are strategic business units that provide a variety of energy products and services. They are managed separately as each business unit requires different technology and marketing strategies. During the second quarter, we reclassified the majority of our natural gas and oil production activities from our Pipeline segment to discontinued operations in our financial statements. All periods were restated to reflect this change. We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as operating income, adjusted for gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and discontinued operations. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow. The following are our segment results as of and for the periods ended September 30:

                                                                QUARTER ENDED SEPTEMBER 30, 2002
                                                          --------------------------------------------
                                                          PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                          --------   --------------   --------   -----
                                                                         (IN MILLIONS)
Revenues from external customers........................    $52           $29           $--       $81
Operating income........................................     27             5             1        33
EBIT....................................................     27             5             1        33

                                                                QUARTER ENDED SEPTEMBER 30, 2001
                                                          --------------------------------------------
                                                          PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                          --------   --------------   --------   -----
                                                                         (IN MILLIONS)
Revenues from external customers........................    $46           $42           $ 1       $89
Intersegment revenues...................................      1            --            (1)       --
Operating income........................................      9            13             1        23
EBIT....................................................      9            13             1        23

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         --------------------------------------------
                                                         PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                         --------   --------------   --------   -----
Revenues from external customers.......................    $172          $95            $1      $268
Operating income.......................................      93           12             1       106
EBIT...................................................      93           12             1       106

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                         --------------------------------------------
                                                         PIPELINE   FIELD SERVICES   OTHER(1)   TOTAL
                                                         --------   --------------   --------   -----
Revenues from external customers.......................    $177          $94           $ 5      $276
Intersegment revenues..................................       1           --            (1)       --
Merger-related costs...................................      31           --            --        31
Operating income.......................................      24           24             5        53
EBIT...................................................      24           24             5        53

---------------

(1) Includes consolidating eliminations of less than $1 million in both of the quarters ended September 30, 2002 and 2001, and $1 million in both the nine month periods ended September 30, 2002 and 2001. It also includes our remaining natural gas and oil developing and producing activities.

     The reconciliations of EBIT to income from continuing operations and segment assets to total assets are presented below:

                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                 --------------      -----------------
                                                 2002      2001      2002        2001
                                                 ----      ----      -----       -----
                                                             (IN MILLIONS)
Total EBIT.....................................  $ 33      $23       $106        $ 53
Non-affiliated interest and debt expense.......    (5)      (5)       (17)        (17)
Affiliated interest income, net................     1        3          2          12
Income taxes...................................   (11)      (9)       (34)        (19)
                                                 ----      ---       ----        ----
          Income from continuing operations....  $ 18      $12       $ 57        $ 29
                                                 ====      ===       ====        ====

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2002               2001
                                                           -------------      ------------
                                                                    (IN MILLIONS)
Pipeline.................................................     $1,221             $1,004
Field Services...........................................         73                 78
Other....................................................         42                 33
                                                              ------             ------
          Total segment assets...........................      1,336              1,115
Discontinued operations..................................         21                145
                                                              ------             ------
          Total consolidated assets......................     $1,357             $1,260
                                                              ======             ======

7. RELATED PARTY TRANSACTIONS

  Cash Management Program

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. As of September 30, 2002 and December 31, 2001, we had advanced $442 million and $232 million. The market rate of interest at September 30, 2002 and December 31, 2001 was 1.8% and 2.1%.

     At September 30, 2002 and December 31, 2001, we had accounts receivable from related parties of $17 million and $48 million. In addition, we had accounts payable to related parties of $30 million and $51 million at September 30, 2002 and December 31, 2001. These balances arose in the normal course of our business.

  Sale of Assets

     During March 2002, we sold natural gas and oil production properties located in south Texas, all of which were previously reported as part of the Other segment, to El Paso CGP Company, our parent. Proceeds from this sale were approximately $2 million, and we did not recognize a gain or loss on the properties sold.

  Accounts Receivable Sales Program

     In September of 2002, we sold approximately $18 million of our trade accounts receivable at a discount to El Paso Energy Finance Company, an unconsolidated affiliate, as part of an accounts receivable sales program. El Paso Finance Company, in turn, sold these receivables to a bank. The program was initiated to accelerate the collection of funds for El Paso, and the proceeds we received from the sale were advanced to our parent company through our cash management program described above.

  Investment in Unconsolidated Affiliate

     During the second quarter of 2002, we increased our investment in El Paso Oil and Gas Resources, L.P. (formerly Coastal Oil and Gas Resources, Inc.) by approximately $12 million. As of September 30, 2002, our investment in El Paso Oil and Gas Resources was $27 million and our ownership interest was approximately 4 percent.

8. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing our authorized shares of stock to 1,000 shares of common stock, with a par value of $1 per share. As a result, $28 million of common stock was reclassified to additional paid-in capital on our balance sheet as of March 31, 2002. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 10,000 authorized shares and 10 shares issued and outstanding at stated value.

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently assessing and quantifying the asset retirement obligations associated with our long-lived assets. We expect to complete our assessment of these asset retirement obligations and be able to estimate their effect on our financial statements in the fourth quarter of 2002.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2001 Annual Report on Form 10-K, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Throughout this Management's Discussion and Analysis are terms that are common to our industry:

/d     = per day                             MMBtu  = million British thermal units
BBtu   = billion British thermal units

                              RECENT DEVELOPMENTS

     Since the fourth quarter of 2001, a number of recent developments in our business and industry have impacted our operations and liquidity. These have included:

     - The bankruptcy of Enron Corp. and the resulting decline in the energy trading industry, and

     - The modification of credit standards by the rating agencies.

     Credit rating agencies have recently re-evaluated the credit ratings of companies involved in energy trading activities, which included our indirect parent and our affiliates. The recent developments referenced above, as well as the Administrative Law Judge's decision dated September 23, 2002 in the FERC proceeding entitled Public Utilities Commission of the State of California v. El Paso Natural Gas Company, et al., appear to have influenced both Moody's and Standard & Poor's in downgrading our parent's credit rating, and it remains on negative credit watch by both. Our senior unsecured debt was downgraded from Baa1 to Baa2 by Moody's and from BBB+ to BBB by Standard & Poor's and we remain on a negative credit watch by both rating agencies.

     While these developments do not have an immediate impact on our financial position or results of operations, a further downgrade of our debt securities could result in higher cash requirements to conduct our operations (through cash collateral requirements). If this were to occur, we would have less cash available to use for capital expenditures and other purposes, although we do believe we would have sufficient operating resources to fund our ongoing operating activities.

     In addition, as a result of the rating agencies' downgrading the credit rating of several of our customers and placing them on negative credit watch, the credit-worthiness of these companies has been questioned. We have taken actions to mitigate our exposure by requesting these companies to provide us with a letter of credit or prepayment as permitted by our tariff. Our tariff permits us to request additional credit assurance from our shippers equal to the cost of performing transportation services for a two month period. With respect to new construction projects, we have requested credit assurance for longer periods of time from shippers supporting those projects. If these companies file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, or if the capacity is unavailable for resale, it could have a material adverse effect on our financial position, operating results or cash flows.

                                SEGMENT RESULTS

     Our segments: Pipelines and Field Services are strategic business units that offer a variety of different energy products and services; each requires different technology and marketing strategies. We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. We define EBIT as operating income, adjusted for gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and discontinued operations. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow. For a further discussion of our individual segments, see Item 1, Financial Statements, Note 6, as well as our 2001 Annual Report on Form 10-K. The segment EBIT results for the periods presented below include the charges discussed above:

                                               QUARTER ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                              ----------------        -----------------
                                              2002        2001        2002         2001
                                              ----        ----        ----         ----
                                                            (IN MILLIONS)
Pipeline....................................  $27         $ 9         $ 93         $24
Field Services..............................    5          13           12          24
                                              ---         ---         ----         ---
     Segment total..........................   32          22          105          48
Other operations............................    1           1            1           5
                                              ---         ---         ----         ---
     Consolidated EBIT......................  $33         $23         $106         $53
                                              ===         ===         ====         ===

PIPELINE

     Our Pipeline segment includes our interstate natural gas transmission and gas storage businesses. Our interstate natural gas transmission system faces varying degrees of competition from other pipelines, as well as alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil. We are regulated by the Federal Energy Regulatory Commission. The FERC sets the rates we can recover from our customers. These rates are generally a function of our costs of providing service to our customers, as well as a return on our invested capital. As a result, our results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices, regulatory actions and the credit-worthiness of our customers. In addition, our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant extension or expiration dates. While we make every attempt to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, we must, in many cases, discount our rates to remain competitive.

     Results of our Pipeline segment were as follows for the periods ended September 30:

                                         QUARTER ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                      --------------------        --------------------
                                       2002          2001          2002          2001
                                      ------        ------        ------        ------
                                            (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..................  $   52        $   47        $  172        $  178
Operating expenses..................     (25)          (38)          (79)         (154)
                                      ------        ------        ------        ------
     EBIT...........................  $   27        $    9        $   93        $   24
                                      ======        ======        ======        ======

Throughput volumes (BBtu/d)(1)......   1,404         1,205         1,477         1,320
                                      ======        ======        ======        ======

---------------

(1) Throughput volumes exclude those related to discontinued operations.

  Third Quarter 2002 Compared to Third Quarter 2001

     Operating revenues for the quarter ended September 30, 2002, were $5 million higher than the same period in 2001. The increase was primarily due to higher reservation revenues of $8 million, partially offset by reduced throughput-based revenues of $1 million. The increase in reservation rates is due to completed system expansions in 2001 as well as a change in our tariff structure that was effective on October 1, 2001. The new rates provide for a higher portion of our revenues to be collected through reservation charges instead of through throughput-based rates and also provide for a larger portion of our gas storage revenues to be collected in the summer and fall months. Also offsetting the increases discussed above were lower liquids sales in 2002 of $1 million.

     Operating expenses for the quarter ended September 30, 2002, were $13 million lower than the same period in 2001. Of the decrease, $4 million was due to lower gas costs for our system supply purchases to meet our operating needs. Also contributing to the decrease were lower ad valorem taxes of $4 million and lower corporate overhead allocations of $4 million in the third quarter of 2002.

 Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Operating revenues for the nine months ended September 30, 2002, were $6 million lower than the same period in 2001. A decrease of $10 million occurred due to lower prices and volumes on our liquids sales. Also contributing to the decrease was a $7 million decrease from reduced throughput-based revenues and $3 million due to lower fuel recoveries from our customers. These decreases were partially offset by a $13 million increase in reservation revenues due to completed system expansion in 2001 as well as changes in our tariff rates that provide for a higher portion of our revenues to now be collected through reservation charges instead of through throughput-based rates and also provide for a larger portion of our gas storage revenues to be collected in the summer and fall months.

     Operating expenses for the nine months ended September 30, 2002, were $75 million lower than the same period in 2001. A decrease of $31 million was due to merger-related costs incurred as part of El Paso's merger with our parent company, The Coastal Corporation (now known as El Paso CGP Company), in January 2001. For a discussion of these costs, see Item 1, Financial Statements, Note 3. Also contributing to the decrease were $29 million due to lower gas costs for our system supply purchases to meet our operating needs during 2002, lower corporate overhead allocations of $10 million in 2002 and lower ad valorem taxes of $3 million in 2002.

FIELD SERVICES

     The Field Services segment provides midstream services in the Rockies and Mid-Continent regions, including gathering and processing of natural gas. The gathering operations earn margins substantially from fixed-fee-based services; however, some of these operations earn margins from market-based rates. Processing operations earn a margin based on make-whole contracts which allow us to retain the extracted liquid products and return to the producer a British thermal units equivalent amount of natural gas. Under market-based rates and make-whole contracts, Field Services may have more sensitivity to price changes during periods when natural gas and natural gas liquids prices are volatile.

     In November 2002, we entered into an agreement to sell our Natural Buttes natural gas gathering facilities to Westport Resources Corporation. These assets generated EBIT of $6 million during the year ended December 31, 2001.

     Results of our Field Services segment operations were as follows for the periods ended September 30:

                                                 QUARTER ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                ----------------      ------------------
                                                2002       2001        2002        2001
                                                -----      -----      ------      ------
                                                (IN MILLIONS, EXCEPT VOLUMES AND PRICES)
Gathering and processing gross margin.........  $   7      $  15      $  18       $  30
Operating expenses............................     (2)        (2)        (6)         (6)
                                                -----      -----      -----       -----
  EBIT........................................  $   5      $  13      $  12       $  24
                                                =====      =====      =====       =====
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d).........................    401        425        409         459
                                                =====      =====      =====       =====
     Prices ($/MMBtu).........................  $0.12      $0.20      $0.14       $0.18
                                                =====      =====      =====       =====

  Third Quarter 2002 Compared to Third Quarter 2001

     Total gross margins for the quarter ended September 30, 2002, were $8 million lower than the same period in 2001. The decrease was primarily due to lower gathering volumes and lower realized natural gas prices in 2002. Volumes were lower due to natural declines in natural gas production in our operating regions.

  Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Total gross margins for the nine months ended September 30, 2002, were $12 million lower than the same period in 2001. The decrease was due to lower gathering volumes and lower realized natural gas prices in 2002. Volumes were lower due to natural declines in natural gas production in our operating regions.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the quarter ended September 30, 2002, was $1 million, or $2 million lower than the same period in 2001, due to lower short-term interest rates and lower average advances to El Paso under our cash management program. The average short-term interest rates for the third quarter decreased from 3.8% in 2001 to 1.8% in 2002.

     Affiliated interest income, net, for the nine months ended September 30, 2002, was $2 million, or $10 million lower than the same period in 2001 due to lower short-term interest rates and a decrease in average advances to El Paso under our cash management program. The average short-term interest rates for the nine months decreased from 4.9% in 2001 to 1.9% in 2002.

INCOME TAXES

     Income tax expense for the quarters ended September 30, 2002 and 2001, was $11 million and $9 million, resulting in effective tax rates of 38 percent and 43 percent. Income tax expense for the nine months ended September 30, 2002 and 2001, was $34 million and $19 million, resulting in effective tax rates of 37 percent and 40 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*99.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*99.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: November 13, 2002                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: November 13, 2002                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Colorado Interstate Gas Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)
                                             Colorado Interstate Gas Company

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Colorado Interstate Gas Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                             Colorado Interstate Gas Company

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*99.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*99.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.