Form 10-K
period 2002-12-31
COLORADO INTERSTATE GAS CO
filed 2003-03-28
CIK 200155

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                             .............................NONE

     INDICATE THE NUMBER OF SHARE OUTSTANDING AT EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $1 per share. Shares outstanding on March 27, 2003:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COLORADO INTERSTATE GAS COMPANY

                               TABLE OF CONTENTS

                                     CAPTION                               PAGE
                                     -------                               ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................      4
Item 3.    Legal Proceedings...........................................      4
Item 4.    Submission of Matters to a Vote of Security Holders.........      *

                                    PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................      4
Item 6.    Selected Financial Data.....................................      *
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      5
           Risk Factors and Cautionary Statement for purposes of the
             "Safe Harbor" Provisions of the Private Securities
             Litigation Reform Act of 1995.............................     10
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     16
Item 8.    Financial Statements and Supplementary Data.................     17
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     41

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........      *
Item 11.   Executive Compensation......................................      *
Item 12.   Security Ownership of Management............................      *
Item 13.   Certain Relationships and Related Transactions..............      *
Item 14.   Controls and Procedures.....................................     41

                                    PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     43
           Signatures..................................................     45
           Certifications..............................................     46

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
Btu      = British thermal unit
Mcf      = thousand cubic feet
MMcf     = million cubic feet

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing Colorado Interstate Gas Company and/or our subsidiaries.

                                       (i)

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1927. In January 2001, we became a wholly owned subsidiary of El Paso Corporation (El Paso) through the merger of a wholly owned El Paso subsidiary with El Paso CGP Company (El Paso
CGP), formerly The Coastal Corporation (Coastal). On June 29, 2001, all of our outstanding common stock was contributed by our former parent company, El Paso CNG Company (formerly Coastal Natural Gas Company) to Noric Holdings III L.L.C. (Noric III), a wholly owned subsidiary of El Paso. Our primary business is the ownership and operation of an interstate natural gas pipeline system, natural gas processing facilities and gathering systems.

                                    SEGMENTS

     Our operations are segregated into two primary business segments: Pipeline and Field Services. These segments are strategic business units that provide a variety of energy services. We manage each segment separately, and each segment requires different marketing strategies. For information relating to operating revenues, operating income, earnings before interest and income taxes (EBIT) and identifiable assets by segment, you should see Part II, Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference. On July 1, 2002, we sold our interests in natural gas and oil production properties and contracts located in Texas, Kansas and Oklahoma to Pioneer Natural Resources USA, Inc. and affiliates (Pioneer). We also executed an agreement with Pioneer to sell a federally regulated natural gas gathering system in the Panhandle field of Texas. These assets were historically included in our Pipeline segment and as a result of the sale, we reclassified all activities associated with these assets as discontinued operations. For a further discussion of the sale, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2.

PIPELINE SEGMENT

     Our Pipeline segment provides natural gas transmission, storage and processing services and consists of approximately 4,000 miles of pipeline with a design capacity of approximately 3,100 MMcf/d. During 2002, 2001 and 2000, average throughput was 1,525 BBtu/d, 1,359 BBtu/d and 1,291 BBtu/d. Our system extends from most production areas in the Rocky Mountain region and the Anadarko Basin to the front range of the Rocky Mountains and interconnects with several pipeline systems transporting gas to the Midwest, the Southwest, California and the Pacific Northwest. Along our system, we have approximately 29 Bcf of underground working gas storage capacity. In 2002, we completed a number of expansion projects, including the Front Range Expansion and Raton Basin Expansion projects. These projects installed compression and pipeline looping to increase deliverability along the Colorado Front Range market area and to increase exports from the Raton Basin. These projects added approximately 317 MMcf/d to our capacity.

     On February 20, 2003, we were authorized by the Federal Energy Regulatory Commission (FERC) to construct and operate additional gas compression and air blending facilities necessary to expand the deliverability of the Valley Line portion of our Front Range system by a total of approximately 92 MMcf/d. The in-service date for these facilities is expected to be during the fourth quarter of 2003.

     Regulatory Environment. Our interstate system is regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. This system operates under a FERC-approved tariff that establishes rates and terms and conditions for services to our customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation and storage;

     - certification and construction of new facilities;

     - extension or abandonment of facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariffs are a function of our costs of providing services to our customers, as well as a reasonable return on our invested capital. Approximately 90 percent of our transportation services revenue is attributable to a capacity reservation, or demand charge, paid by firm customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 10 percent of our transportation services revenue is primarily attributable to charges based solely on the volumes of gas actually transported or stored on our pipeline system. Consequently, our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local pipeline safety and environmental statutes and regulations. We have continuing programs designed to keep all of our facilities in compliance with pipeline safety and environmental requirements. We believe that our system is in material compliance with the applicable requirements.

     A discussion of significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8 and is incorporated herein by reference.

     Markets and Competition. We have approximately 125 firm and interruptible customers, including distribution and industrial customers, electric generation companies, gas producers, other gas pipelines and gas marketing and trading companies. We provide transportation services in both our gas supply and market areas. We have approximately 170 firm transportation contracts with an average remaining term of approximately seven years. Substantially all of our firm capacity is fully subscribed. The largest customer we served during 2002 was Public Service Company of Colorado with a capacity of 1,557 BBtu/d under contracts that expire between 2007 and 2025. Of this amount, 1,095 BBtu/d expires in 2007.

     We serve two major markets, our "on-system" market, consisting of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming, and our "off-system" market, consisting of the transportation of Rocky Mountain production from multiple supply basins to interconnections with other pipelines bound for the Midwest, the Southwest, California and the Pacific Northwest. We face different types of competition in both markets, as well as from alternate energy sources used to generate electricity such as hydroelectric, coal and fuel oil. Competition for the on-system market consists of local production from the Denver-Julesburg basin, an intrastate pipeline, and long-haul shippers who elect to sell into this market rather than the off-system market. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services. Competition for the off-system market consists of other interstate pipelines that are directly connected to our supply sources and transport these volumes to markets in the West, Northwest, Southwest and Midwest. The Rockies region has experienced substantial growth in production, which has resulted in a situation where supply is greater than the currently available transportation export capacity.

     Electric power generation is one of the fastest growing demand sectors of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased generation efficiency and more effective use of surplus electric capacity as a result of open market access.

     Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future trends and volatility. We attempt to resubscribe our capacity at the maximum rates allowed under our tariff; however, at times we discount our rates to remain competitive.

FIELD SERVICES SEGMENT

     Our Field Services segment provides midstream services in the Rocky Mountain and Mid-Continent regions, including natural gas gathering and processing. Our natural gas gathering and processing facilities are located throughout the production areas adjacent to our transmission system. During 2002, we owned and operated various gathering lines, field compressors and gathering systems which gathered 404 BBtu/d, 451 BBtu/d and 510 BBtu/d for the years ended December 31, 2002, 2001 and 2000.

     We own and operate one natural gas processing plant which has operating capacity of 13 BBtu/d. We also have processing arrangements with three additional plants in which we pay a fee to the plant owners to have natural gas processed at these locations. The products that these plants recover include ethane, propane, isobutane, normal butane, natural gas and helium.

     In December 2002, we sold our Natural Buttes gas gathering facilities which included 225 miles of natural gas gathering pipelines with approximately 140 MMcf/d of capacity. These assets gathered 117 BBtu/d for the year ended December 31, 2002. In January 2003, we sold several of our small gathering systems located in Wyoming, which included 450 miles of natural gas gathering pipelines with a capacity of 215 MMcf/d. These assets gathered 125 BBtu/d for the year ended December 31, 2002. In March 2003, we received appropriate management approval to sell our remaining assets in the Mid-Continent region. These assets primarily include our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems which include 1,680 miles of natural gas gathering pipelines. These gathering systems have a capacity of 225 MMcf/d and gathered 162 BBtu/d for the year ended December 31, 2002. Our processing plant and arrangements at three additional processing plants are also included in the proposed sale. We expect this sale to close by the end of 2003.

     Regulatory Environment. Our Field Services operations are subject to the Natural Gas Pipeline Safety Act of 1968, the Hazardous Liquid Pipeline Safety Act and the National Environmental Policy Act. We have continuing programs designed to keep all of the facilities in compliance with environmental and pipeline safety requirements, and we believe that our systems are in material compliance with the applicable requirements.

     Markets and Competition. We compete with major integrated energy companies, independent natural gas gathering and processing companies, natural gas marketers and oil and natural gas producers in gathering and processing natural gas and natural gas liquids. Competition for throughput and natural gas supplies is based on a number of factors, including price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service and access to favorable downstream markets.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 26, 2003, we had approximately 240 full-time employees, none of whom are subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by Noric III and, accordingly, there is no public trading market for our common stock. Noric III, is an indirect subsidiary of El Paso CGP. On January 29, 2001, El Paso CGP became a wholly owned subsidiary of El Paso.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. We paid cash dividends of $120 million to our parent in 2001. No common stock dividends were declared or paid in 2002.

     On February 7, 2003 we declared and paid a cash dividend of approximately $41 million.

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

                                    GENERAL

     Our business consists of interstate natural gas transportation, storage, processing and gathering. Our interstate natural gas transportation system faces varying degrees of competition from other pipelines, as well as from alternate energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. We are regulated by the FERC which regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, and include a return on our invested capital. As a result, our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend our existing customer contracts or re-market expiring contracted capacity at maximum rates is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We attempt to resubscribe our capacity at the maximum rates allowed under our tariff; however, at times we discount our rates to remain competitive.

                             RESULTS OF OPERATIONS

     We use EBIT to assess the operating results and effectiveness of our business segments. We define EBIT as operating income, adjusted for gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, affiliated interest income, income taxes and discontinued operations. Below is a reconciliation of operating results to EBIT and income from continuing operations for the year ended December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
  Operating revenues........................................  $ 383   $ 376
  Operating expenses........................................   (229)   (286)
                                                              -----   -----
       Operating income.....................................    154      90
                                                              -----   -----
  Net gain on sale of assets................................     26      --
  Affiliated dividend income................................     14       3
                                                              -----   -----
       Other................................................     40       3
                                                              -----   -----
       EBIT.................................................    194      93
  Interest and debt expense.................................    (23)    (23)
  Affiliated interest income................................      4      11
  Income taxes..............................................    (59)    (26)
                                                              -----   -----
       Income from continuing operations....................  $ 116   $  55
                                                              =====   =====

     We believe EBIT is a useful measurement for our investors because it provides information that can be used to evaluate the effectiveness of our businesses and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow.

SEGMENT RESULTS

     Our Pipeline and Field Services segments are strategic business units that offer different energy services and require different marketing strategies. Operating revenues and expenses by segment include intersegment revenues and expenses which have been eliminated in consolidation. On July 1, 2002, we sold our interests in natural gas and oil production contracts and properties located in Texas, Kansas and Oklahoma to Pioneer. We also executed an agreement with Pioneer to sell a federally regulated natural gas gathering system in the Panhandle field of Texas and completed the sale of the gathering system in February 2003. These assets were historically included in our Pipeline segment and as a result of the sale, we reclassified all activities associated with these assets as discontinued operations. For a further discussion of the sale and our individual segments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 2 and 11. The following table presents EBIT by segment and in total for each of the years ended December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
  Pipeline..................................................  $141     $66
  Field Services............................................    39      22
                                                              ----     ---
       Segment total........................................   180      88
  Other operations..........................................    14       5
                                                              ----     ---
       Consolidated EBIT from continuing operations.........  $194     $93
                                                              ====     ===

  PIPELINE

     Our Pipeline segment includes our interstate natural gas transmission, storage and processing businesses. Our interstate natural gas transmission system faces varying degrees of competition from other pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. We are regulated by the FERC, which regulates the rates we can charge our customers. These rates are a function of our costs of providing service to our customers, and include a return on our invested capital. Our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend our existing customer contracts or re-market expiring contracted capacity at maximum rates is dependent on competitive alternatives, the regulatory environment and market supply and demand factors at the relevant dates these contracts are extended or expire. We attempt to resubscribe our capacity at the maximum rates allowed under our tariff; however, at times we discount our rates to remain competitive.

     Results of our Pipeline segment operations were as follows for the year ended December 31:

                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  247      $  245
Operating expenses..........................................     (107)       (182)
Other income................................................        1           3
                                                               ------      ------
     EBIT...................................................   $  141      $   66
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    1,525       1,359
                                                               ======      ======

---------------
(1) Throughput volumes exclude those related to discontinued operations.

     Operating revenues for the year ended December 31, 2002, were $2 million higher than 2001. Our reservation revenues increased $16 million during 2002 due to completed system expansions as well as changes in our tariff rates that provide for a higher portion of our revenues to be collected through reservation charges instead of throughput-based rates. This increase was partially offset by lower prices and volumes on our liquids sales which totaled $9 million, and a $6 million decrease in throughput-based revenues.

     Operating expenses for the year ended December 31, 2002, were $75 million lower than 2001. A decrease of $33 million was due to reduced gas costs for our system supply operating needs during 2002. Also contributing to the decrease was $31 million of merger-related costs incurred as part of El Paso's merger with our former parent company in January 2001 (for a discussion of these costs, see
Item 8, Financial Statements and Supplementary Data, Note 3) and $14 million from reduced corporate allocations in 2002.

  FIELD SERVICES

     The Field Services segment provides midstream natural gas services in the Rocky Mountain and Mid-Continent regions, including gathering and processing of natural gas. The gathering operations earn margins substantially from fixed-fee-based services; however, some of these operations earn margins from market-based rates. Processing operations earn a margin based on make-whole contracts which allow us to retain the extracted liquid products and return to the producer a Btu equivalent amount of natural gas. Under market-based rates and make-whole contracts, our Field Services segment may have more sensitivity to price changes during periods when natural gas and natural gas liquids prices are volatile. Because changes in energy commodity prices have a similar impact on both our operating revenues and cost of products sold from period to period, we believe that gross margin (revenue less cost of products sold) provides a more accurate and meaningful basis for analyzing operating results for our Field Services segment.

     In December 2002, we sold the Natural Buttes gas gathering facilities to Westport Resources Corporation. These assets generated EBIT of $5 million during the year ended December 31, 2002.

     In January 2003, we sold several small gathering systems located in Wyoming to Western Gas Resources, Inc. These assets generated EBIT of approximately $5 million during the year ended December 31, 2002. These assets are classified as assets held for sale as of December 31, 2002.

     In March 2003, we received appropriate management approval to sell our remaining assets in the Mid-Continent region. These assets primarily include our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our processing plant and our processing arrangements at three additional processing plants. These assets generated EBIT of approximately $4 million during the year ended December 31, 2002. We expect this sale to close by the end of 2003. After this sale is completed, we will no longer have any operating assets in this segment.

     Results of our Field Services segment operations were as follows for the year ended December 31:

                                                              2002     2001
                                                              -----    -----
                                                              (IN MILLIONS,
                                                              EXCEPT VOLUMES
                                                               AND PRICES)
Gathering and processing gross margins......................  $  25    $  31
Operating expenses..........................................    (11)      (9)
Other income................................................     25       --
                                                              -----    -----
     EBIT...................................................  $  39    $  22
                                                              =====    =====
Volumes and prices
  Gathering and treating
     Volumes (BBtu/d).......................................    404      451
                                                              =====    =====
     Prices ($/MMBtu).......................................  $0.14    $0.17
                                                              =====    =====

     Total gross margins for the year ended December 31, 2002, were $6 million lower than 2001. The decrease was due to lower gathering volumes and lower realized natural gas prices in 2002. Volumes were lower due to natural declines in natural gas production in our operating regions.

     Other income for the year ended December 31, 2002, was $25 million higher than 2001 due to the gain on the sale of our Natural Buttes gas gathering facilities in December 2002.

  OTHER OPERATIONS

     Our other operations consist of investments in unconsolidated affiliates and a minor amount of natural gas and oil production properties located in South Texas that we owned. During 2002, we received $14 million in affiliated dividend income. Income from our natural gas and oil production activities was less than $1 million versus $5 million in 2001. During 2002, we sold our natural gas and oil properties to our parent (El Paso CGP). In addition, we sold or liquidated our investments in unconsolidated affiliates in the fourth quarter of 2002. See
Item 8, Financial Statements and Supplementary Data, Notes 2 and 14 for further discussions of these transactions.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the year ended December 31, 2002, was $7 million lower than the same period in 2001. The decrease was due to lower short-term interest rates in 2002 and lower average advances to El Paso under its cash management program. The average short-term interest rates for the twelve months decreased from 4.3% in 2001 to 1.8% in 2002, and the average advance balances decreased from $257 million in 2001 to $230 million in 2002.

INCOME TAXES

     Income tax expense from continuing operations for the years ended December 31, 2002 and 2001, was $59 million and $26 million, resulting in effective tax rates of 34 percent and 32 percent. Our effective tax rates differed from the statutory rate of 35 percent in both periods primarily due to the impact of state income taxes and affiliated dividend income. For a reconciliation of the statutory rate of 35 percent to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 4.

                        LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

     Our liquidity needs are provided by cash flow from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these activities as investing activities in our statement of cash flows. As of December 31, 2002, we had receivables from El Paso and affiliates of $469 million as a result of this program. These receivables are due upon demand. However, $444 million is classified as non-current because we do not anticipate settlement within twelve months. We believe that cash flow from operating activities and cash provided by El Paso's cash management program will be adequate to meet our short-term capital requirements for existing operations. Our cash flows from continuing operations for the years ended December 31 were as follows:

                                                               YEAR ENDED
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 167   $ 150
Cash flows from investing activities........................   (302)    (25)
Cash flows from financing activities........................    145    (125)

     In a series of credit rating agency actions in late 2002 and early 2003, and contemporaneously with the downgrades of the senior unsecured indebtedness of El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's and B+ by Standard & Poor's with a negative outlook from both agencies. These downgrades will increase our cost of capital and collateral requirements and could impede our access to capital markets in the future.

     These downgrades prevent us from providing our excess cash to El Paso under its cash management program. Each quarter, our parent company is required to pay from these excess funds a specified amount

(based on our cash-based earnings) to retire the amounts outstanding under an El Paso financing arrangement which is referred to as Clydesdale and collateralized by us and other El Paso affiliates. In February 2003, our parent, Noric III, was obligated to pay approximately $41 million under this provision, and on February 7, 2003, we declared and paid a $41 million cash dividend to our parent. This provision will continue until the amounts outstanding under the financing arrangement have been repaid. As of December 31, 2002, the total amount outstanding on the Clydesdale arrangement was approximately $950 million.

     In August 2002, the FERC issued a notice of proposed rulemaking requiring, among other things, that FERC regulated entities participating in cash management arrangements with non-FERC regulated parents maintain a minimum proprietary capital balance of 30 percent, and that the FERC regulated entity and its parent maintain investment grade credit ratings, as a condition of participating in the cash management program. If this proposal is adopted, our participation in El Paso's cash management program with El Paso would terminate, which could affect our liquidity. We cannot predict the outcome of this proposal at this time.

  CAPITAL EXPENDITURES

     Our capital expenditures, including our investments in unconsolidated affiliates, during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................  $ 57    $ 36
Expansion/Other.............................................    91     123
                                                              ----    ----
     Total..................................................  $148    $159
                                                              ====    ====

     Under our current plan, we expect to spend between approximately $40 million and $50 million in each of the next three years for capital expenditures to maintain the integrity of our pipeline and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between approximately $5 million and $25 million in each of the next three years to expand the capacity of our system for long-term contracts. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and external financing.

  DEBT

     For a discussion of our debt obligations, See Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounts Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

ACCOUNTING FOR GUARANTEES

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this Standard, it will impact any guarantees we issue in the future.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," "plan," "budget" and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission (SEC) from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is the transportation, storage, processing and gathering of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current service volumes and rates, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources;

     - price competition;

     - drilling activity and supply availability;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of customer base;

     - increased cost of capital; and

     - natural gas and liquids prices.

THE REVENUES OF OUR PIPELINE BUSINESSES ARE GENERATED UNDER CONTRACTS THAT MUST BE RENEGOTIATED PERIODICALLY.

     Our revenues are generated under service contracts which expire periodically and must be renegotiated and extended or replaced. We cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. For a further discussion of these matters, see Part I, Item 1, Business -- Markets and Competition.

     In particular, our ability to extend and/or replace service contracts could be adversely affected by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

     - reduced demand and market conditions;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

WE FACE COMPETITION THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our competitors include other pipeline companies, as well as participants in other industries supplying and transporting alternative fuels. If we are unable to compete effectively, our future profitability may be negatively impacted.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     Revenues generated by our contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in loss of load from our customers, such as power companies not dispatching gas fired power plants, industrial plant shutdown or load loss to competitive fuels and local distribution companies' loss of customer base due to conversion from natural gas. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. Fluctuations in energy prices are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation facilities;

     - energy legislation;

     - federal and state taxes, if any, on the transportation of natural gas;

     - abundance of supplies of alternative energy sources; and

     - political unrest among oil-producing countries.

THE AGENCIES THAT REGULATE US AND OUR CUSTOMERS AFFECT OUR PROFITABILITY.

     Our pipeline businesses are regulated by the FERC, the U.S. Department of Transportation and various state and local regulatory agencies. Regulatory actions taken by those agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. If our tariff rates were reduced in a future rate proceeding, if our volume of business under our currently permitted rates was decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.

     Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

COSTS OF ENVIRONMENTAL LIABILITIES, REGULATIONS AND LITIGATION COULD EXCEED OUR ESTIMATES.

     Our operations are subject to various environmental laws and regulations. These laws and regulations obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. We are also party to legal proceedings involving environmental matters pending in various courts and agencies.

     It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

     - the uncertainties in estimating clean up costs;

     - the discovery of new sites or information;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

     - the nature of environmental laws and regulations; and

     - the possible introduction of future environmental laws and regulations.

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data,
Note 8.

OUR OPERATIONS ARE SUBJECT TO OPERATIONAL HAZARDS AND UNINSURED RISKS.

     Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires and adverse weather conditions, and other hazards, each of which could result in damage to or destruction of our facilities or damages to persons and property. In addition, our operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, we could suffer substantial losses.

     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

ONE CUSTOMER CONTRACTS FOR A SUBSTANTIAL PORTION OF OUR FIRM TRANSPORTATION CAPACITY.

     At December 31, 2002, contracts with Public Service Company of Colorado represented approximately 50% of our firm transportation capacity. For additional information, see Part I, Item 1, Business -- Markets and Competition and Part II, Item 8, Financial Statements and Supplementary Data, Note 12. The loss of this customer or a decline in its credit-worthiness could adversely affect our results of operations, financial position and cash flow.

TERRORIST ATTACKS AIMED AT OUR FACILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

     On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scale. Since the September 11th attacks, the U.S. government has issued warnings that energy assets, including our nation's pipeline infrastructure, may be a future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.

                 RISKS RELATED TO OUR AFFILIATION WITH EL PASO

     El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference herein.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The outstanding senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's and B by Standard & Poor's (with a negative outlook at both agencies), which in turn resulted in a similar downgrading of our outstanding senior unsecured indebtedness to B1 by Moody's and B+ by Standard & Poor's (with a negative outlook at both agencies). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these recent downgrades, El Paso has realized substantial demands on its liquidity, which demands have included:

     - application of cash required to be withheld from El Paso's cash management program in order to redeem preferred membership interests at one of El Paso's minority interest financing structures; and

     - cash collateral or margin requirements associated with contractual commitments of El Paso subsidiaries.

These downgrades may subject El Paso to additional liquidity demands in the future. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     In order to meet its short term liquidity needs, El Paso has embarked on its 2003 Operational and Financial Plan that contemplates drawing all or part of its availability under its existing bank facilities and consummating significant asset sales. In addition, El Paso may take additional steps, such as entering into other financing activities, renegotiating its credit facilities, and further reducing capital expenditures, which should provide additional liquidity. There can be no assurance that these actions will be consummated on favorable terms, if at all, or even if consummated, that such actions will be successful in satisfying El Paso's liquidity needs. In the event that El Paso's liquidity needs are not satisfied, El Paso could be forced to seek protection from its creditors in bankruptcy. Such a development could materially adversely affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2002, we have net receivables of approximately $496 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. As a result of the downgrades discussed above, we are currently unable to participate in El Paso's cash management program. If El Paso is unable to meet its liquidity needs, there can be no assurance that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness.

For a further discussion of these matters, see Part II, Item 8. Financial Statements and Supplementary Data, Note 14.

WE COULD BE SUBSTANTIVELY CONSOLIDATED WITH EL PASO IF EL PASO WERE FORCED TO SEEK PROTECTION FROM ITS CREDITORS IN BANKRUPTCY.

     If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.

ONGOING LITIGATION AND INVESTIGATIONS REGARDING EL PASO COULD SIGNIFICANTLY ADVERSELY AFFECT OUR BUSINESS.

     On March 20, 2003, El Paso entered into an agreement in principle (the Western Energy Settlement) with various public and private claimants, including the states of California, Washington, Oregon, and Nevada, to resolve the principal litigation, claims, and regulatory proceedings against El Paso and its subsidiaries relating to the sale or delivery of natural gas and electricity from September 1996 to the date of the Western Energy Settlement. A more detailed description of the Western Energy Settlement can be found in El Paso's reports filed with the SEC. If El Paso is unable to negotiate definitive settlement agreements, or if the settlement is not approved by the courts or the FERC, the proceedings and litigation will continue.

     Since July 2002, twelve purported shareholder class action suits alleging violations of federal securities laws have been filed against El Paso and several of its officers. Eleven of these suits are now consolidated in federal court in Houston before a single judge. The suits generally challenge the accuracy or completeness of press releases and other public statements made during 2001 and 2002. The twelfth shareholder class action lawsuit was filed in federal court in New York City in October 2002 challenging the accuracy or completeness of El Paso's February 27, 2002 prospectus for an equity offering that was completed on June 21, 2002. It has since been dismissed, in light of similar claims being asserted in the consolidated suits in Houston. Four shareholder derivative actions have also been filed. One shareholder derivative lawsuit was filed in federal court in Houston in August 2002. This derivative action generally alleges the same claims as those made in the shareholder class action, has been consolidated with the shareholder class actions pending in Houston and has been stayed. A second shareholder derivative lawsuit was filed in Delaware State Court in October 2002 and generally alleges the same claims as those made in the consolidated shareholder class action lawsuit. A third shareholder derivative suit was filed in state court in Houston in March 2002 and a fourth shareholder derivative suit was filed in state court in Houston in November 2002. The third and fourth shareholder derivative suits both generally allege that manipulation of California gas supply and gas prices exposed El Paso to claims of antitrust conspiracy, FERC penalties and erosion of share value. At this time, El Paso's legal exposure related to these lawsuits and claims is not determinable.

     Another action was filed against El Paso in December 2002, on behalf of participants in El Paso's 401(k) plan.

     If El Paso does not prevail in these cases (or any of the other litigation, administrative or regulatory matters disclosed in El Paso's 2002 Form 10-K to which El Paso is, or may be, a party), and if the remedy adopted in these cases substantially impairs El Paso's financial position, the long-term adverse impact on El Paso's credit rating, liquidity and its ability to raise capital to meet its ongoing and future investing and financing needs could be substantial. Such a negative impact on El Paso could have a material adverse effect on us as well.

THE PROXY CONTEST INITIATED BY SELIM ZILKHA TO REPLACE EL PASO'S BOARD OF DIRECTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial position.

WE ARE A WHOLLY OWNED SUBSIDIARY OF NORIC HOLDINGS III L.L.C., AN INDIRECT SUBSIDIARY OF EL PASO.

     El Paso has substantial control over:

     - our payment of dividends;

     - decisions on our financings and our capital raising activities;

     - mergers or other business combinations;

     - our acquisitions or dispositions of assets; and

     - our participation in El Paso's cash management program.

     El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

                      RISKS RELATED TO OUR LONG-TERM DEBT

SOME OF OUR LONG-TERM DEBT IS SUBJECT TO CROSS-ACCELERATION PROVISIONS.

     It is an event of default in the indentures governing an issue of our long-term debt if we fail to pay principal or interest beyond a stated grace period on any of our other indebtedness with an outstanding principal amount that exceeds $5 million, and such indebtedness could be accelerated as a result of such missed payment, or if we otherwise default in compliance with the terms of any such indebtedness, and the default results in the acceleration of such indebtedness. If this were to occur, this issue of long-term debt would be subject to possible acceleration, and we may not be able to repay such long-term debt upon such acceleration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates and the fair value of those securities. As of December 31, 2002, the fair values of our long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                         DECEMBER 31, 2002
                                     ---------------------------------------------------------     DECEMBER 31,
                                       EXPECTED FISCAL YEAR OF MATURITY OF CARRYING AMOUNTS            2001
                                     ---------------------------------------------------------   ----------------
                                                                                         FAIR    CARRYING   FAIR
                                     2003-2004   2005   2006-2007   THEREAFTER   TOTAL   VALUE   AMOUNTS    VALUE
                                     ---------   ----   ---------   ----------   -----   -----   --------   -----
                                                                    (IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
     portion -- fixed rate.........    $ --      $180     $ --         $100      $280    $250      $280     $306
     Average interest rate.........              10.1%                  6.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COLORADO INTERSTATE GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Operating revenues..........................................   $383     $376     $288
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................    198      225      119
  Merger-related costs......................................     --       31       --
  Depreciation, depletion and amortization..................     24       20       20
  Taxes, other than income taxes............................      7       10       12
                                                               ----     ----     ----
                                                                229      286      151
                                                               ----     ----     ----
Operating income............................................    154       90      137
Net gain on sale of assets..................................     26       --       --
Affiliated dividend income..................................     14        3       --
Other income................................................     --       --        3
Interest and debt expense...................................    (23)     (23)     (24)
Affiliated interest income..................................      4       11       22
                                                               ----     ----     ----
Income before income taxes..................................    175       81      138
Income taxes................................................     59       26       50
                                                               ----     ----     ----
Income from continuing operations...........................    116       55       88
Discontinued operations, net of income taxes................     41       38       26
                                                               ----     ----     ----
Net income..................................................    157       93      114
Other comprehensive income (loss)...........................     (3)       3       --
                                                               ----     ----     ----
Comprehensive income........................................   $154     $ 96     $114
                                                               ====     ====     ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                   ASSETS

Current assets
  Cash and cash equivalents.................................  $   11   $    1
  Accounts and notes receivable
    Customer, net of allowance of $3 for 2002 and less than
      $1 for 2001...........................................      50       45
    Affiliates..............................................      61      285
    Other...................................................       1       --
  Materials and supplies....................................       5        5
  Assets of discontinued operations.........................      22       56
  Assets held for sale......................................      13       --
  Deferred income taxes.....................................      13       11
  Other.....................................................       1        4
                                                              ------   ------
         Total current assets...............................     177      407
                                                              ------   ------
Property, plant and equipment, at cost
  Pipeline..................................................   1,175    1,089
  Gathering and processing systems..........................      98      151
  Other.....................................................      --      164
                                                              ------   ------
                                                               1,273    1,404
  Less accumulated depreciation, depletion and
    amortization............................................     487      675
                                                              ------   ------
         Total property, plant and equipment, net...........     786      729
                                                              ------   ------
Other assets
  Note receivable from affiliate............................     444       --
  Investments in unconsolidated affiliates..................      --       29
  Assets of discontinued operations.........................      --       89
  Other.....................................................       3        6
                                                              ------   ------
                                                                 447      124
                                                              ------   ------
         Total assets.......................................  $1,410   $1,260
                                                              ======   ======

                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................  $   26   $   31
    Affiliates..............................................       9       51
    Other...................................................      12       28
  Taxes payable.............................................      89       49
  Accrued liabilities.......................................      18       24
  Liabilities of discontinued operations....................      --        8
  Contractual deposits......................................       8       --
  Other.....................................................       2        3
                                                              ------   ------
         Total current liabilities..........................     164      194
                                                              ------   ------
Long-term debt..............................................     280      280
                                                              ------   ------
Other liabilities
  Deferred income taxes.....................................     144      109
  Liabilities of discontinued operations....................      --       12
  Other.....................................................      32       29
                                                              ------   ------
                                                                 176      150
                                                              ------   ------
Commitments and contingencies

Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized and issued at December 31, 2002; and no par
    value; 10,000 shares authorized, 10 shares issued and
    outstanding at stated value at December 31, 2001........      --       28
  Additional paid-in capital................................      48       20
  Retained earnings.........................................     742      585
  Accumulated other comprehensive income....................      --        3
                                                              ------   ------
         Total stockholder's equity.........................     790      636
                                                              ------   ------
         Total liabilities and stockholder's equity.........  $1,410   $1,260
                                                              ======   ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2002     2001    2000
                                                              ------   ------   -----
Cash flows from operating activities
  Net income................................................  $ 157    $  93    $114
     Less income from discontinued operations, net of income
      taxes.................................................     41       38      26
                                                              -----    -----    ----
  Net income from continuing operations.....................    116       55      88
  Adjustments to reconcile net income from continuing
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............     24       20      20
     Deferred income tax expense............................     32       11      23
     Non-cash portion of merger-related costs...............     --       17      --
     Net gain on sale of assets.............................    (26)      --      --
     Other non-cash income items............................     (4)       5      --
     Working capital changes, net of non-cash transactions
       Accounts receivable..................................      8      (28)     13
       Accounts payable.....................................    (52)       6     (34)
       Taxes payable........................................     40       26      (7)
       Other working capital changes
          Assets............................................     17      (16)     --
          Liabilities.......................................      7       44      (2)
     Non-working capital changes
       Assets...............................................     13        5       1
       Liabilities..........................................     (8)       5      --
                                                              -----    -----    ----
     Cash provided by continuing operations.................    167      150     102
     Cash provided by discontinued operations...............     36       10      34
                                                              -----    -----    ----
          Net cash provided by operating activities.........    203      160     136
                                                              -----    -----    ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (135)    (159)    (41)
  Additions to investments..................................    (13)      --      --
  Return of capital from investments........................     --       33      --
  Net proceeds from the sale of assets......................     35        2      --
  Net proceeds from the sale of CIG Exploration Inc.........     49       --      --
  Net change in affiliated advances receivable..............   (237)      99     (34)
  Other.....................................................     (1)      --       2
                                                              -----    -----    ----
     Cash used in continuing operations.....................   (302)     (25)    (73)
     Cash provided by (used in) discontinued operations.....    109      (15)    (22)
                                                              -----    -----    ----
          Net cash used in investing activities.............   (193)     (40)    (95)
                                                              -----    -----    ----
Cash flows from financing activities
  Contributions from (distributions to) discontinued
     operations.............................................    145       (5)     12
  Net change in notes to affiliate..........................     --       --      (2)
  Dividends paid............................................     --     (120)    (39)
                                                              -----    -----    ----
     Net cash provided by (used in) continuing operations...    145     (125)    (29)
     Cash provided by (used in) discontinued operations.....   (145)       5     (12)
                                                              -----    -----    ----
          Net cash used in financing activities.............     --     (120)    (41)
Increase in cash and cash equivalents.......................     10       --      --
  Less change in cash and cash equivalents related to
     discontinued operations................................     --       --      --
                                                              -----    -----    ----
  Increase in cash and cash equivalents from continuing
     operations.............................................     10       --      --
Cash and cash equivalents
  Beginning of period.......................................      1        1       1
                                                              -----    -----    ----
  End of period.............................................  $  11    $   1    $  1
                                                              =====    =====    ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                             ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                  OTHER           TOTAL
                                  ---------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                  SHARES   AMOUNT    CAPITAL     EARNINGS      INCOME          EQUITY
                                  ------   ------   ----------   --------   -------------   -------------
January 1, 2000.................     10     $ 28       $19        $ 537          $--            $ 584
  Net income....................                                    114                           114
  Cash dividend.................                                    (39)                          (39)
                                  -----     ----       ---        -----          ---            -----
December 31, 2000...............     10       28        19          612           --              659
  Net income....................                                     93                            93
  Allocated tax benefit of El
     Paso equity plans..........                         1                                          1
  Other comprehensive income,
     net of $1 in taxes.........                                                   3                3
  Cash dividend.................                                   (120)                         (120)
                                  -----     ----       ---        -----          ---            -----
December 31, 2001...............     10       28        20          585            3              636
  Net income....................                                    157                           157
  Other comprehensive loss, net
     of $1 in taxes.............                                                  (3)              (3)
  Change in par value and shares
     of common stock............    990      (28)       28                                         --
                                  -----     ----       ---        -----          ---            -----
December 31, 2002...............  1,000     $ --       $48        $ 742          $--            $ 790
                                  =====     ====       ===        =====          ===            =====

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

     Our natural gas pipeline is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. Effective November 1, 1996 we discontinued the application of regulatory accounting principles under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. We regularly evaluate the appropriateness of reinstating the application of SFAS No. 71.

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

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system, processing plant or storage facility differs from the contractual amount scheduled to be delivered or received. We value these imbalances due to or from shippers and operators at the end of year actual or appropriate market index price. Imbalances are settled in cash or made up in-kind, subject to the contractual terms of settlement.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, all imbalances are classified as current.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize direct costs, such as labor and materials and indirect costs, such as interest and overhead. We capitalize the major units of property replacements or improvements and expense minor items. The following table presents our property, plant and equipment by type, depreciation method, remaining useful lives and depreciation rate:

                                                                          REMAINING
                         TYPE                               METHOD       USEFUL LIVES     RATES
-------------------------------------------------------  -------------   ------------   ----------
                                                                          (IN YEARS)
Pipeline and storage systems...........................  Straight-line        50                2%
Gathering and processing systems.......................  Straight-line       1-40        3% to 20%
Transportation equipment...............................  Straight-line       1-5        10% to 33%
Buildings and improvements.............................  Straight-line       1-40         3% to 8%
Office and miscellaneous equipment.....................  Straight-line       1-15        3% to 33%

     When we retire properties, we reduce property, plant and equipment for its original cost, less accumulated depreciation, and salvage. Any remaining amount is charged as a gain or loss to income.

     At December 31, 2002 and 2001, we had approximately $71 million and $23 million of construction work in progress included in our property, plant and equipment.

     We capitalize a carrying cost on funds invested in our construction of long-lived assets. The capitalized interest is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2002, 2001 and 2000, were $3 million, $2 million and $1 million. These amounts are included as a reduction of interest expense in our income statement.

  Asset Impairments

     We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for asset impairments. Under this standard, we evaluate an asset for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to the estimated sales price, less costs to sell. We also classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows. We applied SFAS No. 144 in accounting for our sale of gathering facilities located in Wyoming, which met all of the requirements to be treated as an asset held for sale in the fourth quarter of 2002. We also applied SFAS No. 144 in accounting for our Panhandle Field of Texas, southeast Kansas and the Oklahoma Panhandle natural gas and oil operations and a related gas gathering system, which met all of the requirements to be treated as discontinued operations in 2002. See Note 2 for further information.

  Revenue Recognition

     Our revenues consist primarily of demand and throughput-based transportation, storage and natural gas gathering and processing services. We recognize demand revenues on firm contracted capacity and storage monthly over the contract period, regardless of the amount of capacity that is actually used. For throughput-based services and for gathering and processing services, we record revenues when we complete the delivery of natural gas to the agreed upon delivery point. Revenues on sales of natural gas and related products are recognized when physical deliveries of commodities are made at the agreed upon delivery point. Revenues in all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract or tariff. Our pipeline is subject to FERC regulations and, as a result, revenues we collect may be refunded in a final order of a pending rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

  Environmental Costs and Other Contingencies

     We record liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. We recognize a current period expense when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency
(EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

  Income Taxes

     We report current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments or receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal income tax return. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal income tax, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated return. El Paso pays all federal income taxes directly to the IRS and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments. Prior to 2002, we had a tax sharing agreement with El Paso CGP which had similar provisions.

  New Accounting Pronouncements Issued But Not Yet Adopted

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

     Accounting for Costs Associated with Exit or Disposal Activities. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

  Accounting for Guarantees. In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe that there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

  Discontinued Operations

     In April 2002, we executed an agreement to sell to Pioneer all of our interests in natural gas and oil production properties and related contracts located in Texas, Kansas and Oklahoma. The sale was completed on July 1, 2002, and as part of the sale, we assigned all our rights and obligations under the Amarillo "B" contract to Pioneer. These properties were previously included in our Pipeline segment. Net proceeds from the sale were approximately $112 million, and we recognized a gain in the third quarter of 2002 of approximately $23 million, net of an $8 million reserve for environmental contingencies and $13 million of income taxes. We also executed an agreement to sell to Pioneer a federally regulated natural gas gathering system located in the Panhandle Field of Texas for its approximate net book value of $19 million. We have received proceeds from Pioneer related to this transaction, which we have recorded as other liabilities pending completion of the sale. We received a certificate to abandon the gathering facilities from the FERC on December 26, 2002 and completed the sale on February 28, 2003.

     These assets and the related natural gas gathering system were historically reported in our Pipeline segment, but have been reclassified as discontinued operations in our financial statements for all periods presented. In addition, we classified all of these assets and liabilities as other current assets and liabilities since we will have sold them within a twelve-month period. The summarized financial results of our discontinued operations are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Operating Results:
  Revenues..................................................  $ 50   $121   $100
  Costs and expenses........................................   (21)   (61)   (59)
                                                              ----   ----   ----
  Operating income..........................................    29     60     41
  Gain on sale of assets(1).................................    36     --     --
                                                              ----   ----   ----
  Income before income taxes................................    65     60     41
  Income taxes..............................................   (24)   (22)   (15)
                                                              ----   ----   ----
  Income from discontinued operations, net of income
     taxes..................................................  $ 41   $ 38   $ 26
                                                              ====   ====   ====

---------------
(1) Net of an $8 million reserve for environmental contingencies.

                                                               2002    2001
                                                              ------   -----
                                                              (IN MILLIONS)
Financial Position Data:
  Assets of discontinued operations
     Accounts receivable....................................  $  --    $ 51
     Property, plant and equipment, net.....................     19      89
     Other..................................................      3       5
                                                              -----    ----
          Total assets......................................  $  22    $145
                                                              =====    ====
  Liabilities of discontinued operations
     Accounts payable and other current liabilities.........  $  --    $  8
     Deferred income taxes..................................     --      12
                                                              -----    ----
          Total liabilities.................................  $  --    $ 20
                                                              =====    ====

 Divestitures

     During March 2002, we sold natural gas and oil production properties located in south Texas, to El Paso CGP. Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

     During November 2002, we sold CIG Exploration, Inc., a consolidated subsidiary that was previously reported as part of the Other segment, to CIGE Holdco, Inc., an affiliated company. We received gross proceeds from this sale of $75 million, which was based on the net book value of the company (since the sale occurred between entities under common control). In conjunction with this sale, we paid off our $26 million note payable to CIG Exploration Inc. We did not recognize a gain or loss on the sale.

     In December 2002, we sold the Natural Buttes gas gathering facilities to Westport Resources Corporation. Net proceeds from this sale were approximately $39 million, and we recognized a gain of approximately $25 million.

     In December 2002, we received approval to sell several of our small gathering systems located in Wyoming. As of December 31, 2002, these assets were reclassified as held for sale in our balance sheet, and we stopped depreciating them. The total assets being sold include net property, plant and equipment of approximately $13 million. In January 2003, we sold these assets to Western Gas Resources, Inc. Net proceeds from this sale were approximately $14 million, and we will recognize a gain of approximately $1 million.

     We have received appropriate management approval to sell our remaining assets in the Mid-Continent region. These assets primarily include our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our processing plant and our processing arrangements at three additional processing plants. We expect this sale to close by the end of 2003.

3. MERGER-RELATED COSTS

     During the year ended December 31, 2001, we incurred merger-related costs of $31 million associated with El Paso's merger with Coastal in January 2001. These charges include employee costs of $13 million which consist of employee severance, retention and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation, costs for pension and post-retirement benefits settled and curtailed under existing benefit plans. Following the merger, approximately 180 full-time positions were eliminated through a combination of early retirement and terminations. The pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee costs were expensed as incurred and were paid in the first and second quarters of 2001. Also included in merger-related costs were $18 million, primarily associated with a $7 million write-off related to the valuation of natural gas imbalances to conform our imbalance valuation methods to El Paso's, and $9 million related to a disputed gas pricing claim. All charges were accrued as of the merger date with the exception of the gas pricing claim which was expensed when incurred.

4. INCOME TAXES

     The following table reflects the components of income tax expense from continuing operations for each of the three years ended December 31:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current
  Federal...................................................  $24    $13    $26
  State.....................................................    3      2      1
                                                              ---    ---    ---
                                                               27     15     27
                                                              ---    ---    ---
Deferred
  Federal...................................................   29     12     21
  State.....................................................    3     (1)     2
                                                              ---    ---    ---
                                                               32     11     23
                                                              ---    ---    ---
          Total income tax expense from continuing
            operations......................................  $59    $26    $50
                                                              ===    ===    ===

     Our income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent to income before taxes for the following reasons at December 31:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............  $61    $28    $48
Items creating rate differences:
  State income tax, net of federal income tax benefit.......    4      1      2
  Affiliated dividend income................................   (5)    (1)    --
  Other.....................................................   (1)    (2)    --
                                                              ---    ---    ---
Income tax expense from continuing operations...............  $59    $26    $50
                                                              ===    ===    ===
Effective tax rate..........................................   34%    32%    36%
                                                              ===    ===    ===

     The following are the components of our net deferred tax liability of continuing operations at December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $142    $126
  Other.....................................................    11      15
                                                              ----    ----
          Total deferred tax liability......................   153     141
                                                              ----    ----
Deferred tax assets
  Reserve for rate refund and contested claims..............     2      10
  Employee benefits and deferred compensation obligations...     7       7
  Other.....................................................    13      26
                                                              ----    ----
          Total deferred tax asset..........................    22      43
                                                              ----    ----
Net deferred tax liability..................................  $131    $ 98
                                                              ====    ====

     Under El Paso's tax accrual policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $1 million in 2001. These benefits are included in additional paid-in capital in our balance sheet.

5. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2002 and 2001, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2002                     2001
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities(1)....    $280        $250         $280        $306
Other financial instruments:
     Non-Trading instruments
       Commodity swap contracts(2)...................    $ --        $ --         $  3        $  3

---------------
(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

(2) On January 1, 2001, we adopted SFAS No. 133. Under SFAS No. 133, all derivative instruments are recorded at their fair value in our financial statements. During 2001, we maintained cash flow hedges on natural gas sales associated with production activities that were sold during 2002. As a result, we had no hedges as of December 31, 2002. See Note 6 below.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

     On January 1, 2001, we adopted the provisions of SFAS No. 133 and recorded a cumulative unrealized loss of $2 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. As of December 31, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $3 million, net of income taxes. As a result of the sale of most of our pipeline segment's natural gas and oil properties, in June 2002, we recognized a $3 million reduction in comprehensive income on derivative positions that no longer qualified as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We terminated all of our derivative positions in 2002, and are no longer involved in hedging activities. For the years ended December 31, 2002 and 2001, no ineffectiveness was recorded in earnings on our cash flow hedges.

7. LONG-TERM DEBT

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
10% Senior Debentures, due 2005(1)..........................  $180    $180
6.85% Senior Debentures, due 2037...........................   100     100
                                                              ----    ----
          Long-term debt....................................  $280    $280
                                                              ====    ====

---------------
(1) Contains cross-acceleration provisions which, if triggered, could result in the acceleration of our long-term debt.

     Aggregate maturities of the principal amounts of long-term debt for the next five years and in total thereafter are as follows:

                                                              (IN MILLIONS)
2003........................................................      $ --
2004........................................................        --
2005........................................................       180
2006........................................................        --
2007........................................................        --
Thereafter..................................................       100
                                                                  ----
          Total long-term debt..............................      $280
                                                                  ====

  Other Financing Arrangement

     During 2000, El Paso formed a series of companies that it refers to as Clydesdale. Clydesdale was formed to provide financing to invest in various capital projects and other assets. The outstanding amounts under this financing transaction of approximately $950 million are collateralized by us and other El Paso affiliates.

     In a series of credit rating agency actions in late 2002 and early 2003, and contemporaneously with the downgrades of the senior unsecured indebtedness of El Paso, our senior unsecured indebtedness was downgraded below investment grade and is currently rated B1 by Moody's and B+ by Standard & Poor's.

     These downgrades prevent us from providing our excess cash to El Paso under its cash management program. Each quarter, our parent company is required to pay from these excess funds a specified amount (based on our cash-based earnings) to retire the amounts outstanding under the Clydesdale financing arrangement. In February 2003, our parent, Noric III, was obligated to pay approximately $41 million under this provision, and on February 7, 2003, we declared and paid a $41 million cash dividend to our parent. This provision will continue until the amounts outstanding under the financing have been repaid. As of December 31, 2002, the total amount outstanding on the Clydesdale financing arrangement was approximately $950 million.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motion to dismiss. Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification has been argued and we are awaiting a ruling. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     Cimarron County. In January of 2003, our subsidiary, CIG Field Services Company, was named a defendant in a suit titled Patty Hiner, As Duly Elected County Assessor, The Board of County Commissioners for Cimarron County, Oklahoma vs. CIG Field Services Company in Cimarron County District Court, alleging that in 1999 our agents falsely represented the value of our property to the Cimarron County Property Tax Assessor. The plaintiffs seek compensatory and punitive damages. Our subsidiary is in the process of moving the case to the United States District Court for the Western District of Oklahoma for trial.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of December 31, 2002, we had approximately $2 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2002, we had accrued approximately $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. The $8 million addition to our accrued liability in 2002 is due to environmental contingencies identified during our sale to Pioneer of our interests in natural gas and oil properties and related contracts located in Texas, Kansas and Oklahoma. Below is a reconciliation of our accrued liability as of December 31, 2001 to our accrued liability as of December 31, 2002:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Balance as of January 1.....................................   $ 7     $ 4
Additions/adjustments for remediation activities............     8      --
Payment for remediation activities..........................    (2)     --
Other.......................................................    --       3
                                                               ---     ---
Balance as of December 31...................................   $13     $ 7
                                                               ===     ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2003 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the reserves are adequate.

  Rates and Regulatory Matters

     Rate Case. In March 2001, we filed a rate case with the FERC proposing increased rates of $9 million annually and new and enhanced services for our customers. In April 2001, we received an order from the FERC, which suspended the rates, subject to refund, and subject to the outcome of a hearing. On September 26, 2001, the FERC approved certain of our new or enhanced services but rejected two firm services proposed in our rate filing and required us to reallocate the costs allocated to those two services to existing services. We complied with this order and arranged with the affected customers to provide service under existing rate schedules. We and our customers entered into a settlement agreement in May 2002 settling all issues in the case. The settlement, which contained a small rate increase, was approved by the FERC, and became final in September 2002. The settlement obligates us to file a new rate case to be effective no later than October 1, 2006. We paid approximately $8 million, including interest, in customer refunds in November 2002. These refunds were included in accrued liabilities, and did not have an adverse effect on our financial position or results of operations. On March 13, 2003, the FERC issued an order approving our refund report.

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

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses, and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposed that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, which was effective immediately. The Accounting Release provides guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, it did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. We intend to submit comments on the NOPR, by April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that these matters could impact our debt rating and the credit rating of our parent. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital Commitments

     At December 31, 2002, we had capital and investment commitments of $31 million primarily related to our ongoing capital projects. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. The aggregate minimum lease commitments are $2 million for the years 2003 to 2007 with immaterial annual operating lease payments thereafter. These amounts exclude minimum annual commitments paid by El Paso, which are allocated to us through an overhead allocation. See a further discussion of transactions with related parties in Note 14. Rental expense on our operating leases for the years ended December 31, 2002, 2001 and 2000, was $3 million, $3 million and $5 million.

  Other

     We executed a service agreement with Wyoming Interstate Company, Ltd., our affiliate, providing for the availability of pipeline transportation capacity through July 31, 2007. Under the service agreement, we are required to make minimum annual payments of $9 million per year for 2003 and $3 million per year for 2004 through 2006, and $2 million in 2007. We expensed approximately $9 million for each of the three years ended December 31, 2002 pursuant to this agreement.

9. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing our authorized shares of stock to 1,000 shares of common stock, with a par value of

$1 per share. As a result, $28 million of common stock was reclassified to additional paid-in capital during 2002. This action and the reclassification did not impact our total stockholder's equity. As of December 31, 2001, we had 10,000 authorized shares and 10 shares issued and outstanding at stated value.

     During 2001 and 2000, we paid cash dividends to our parent of $120 million and $39 million. No common stock dividends were declared or paid during 2002. In February 2003, we declared and paid a $41 million dividend to our parent.

10. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. In addition, El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 14 for a summary of transactions with affiliates.

     Prior to our merger with El Paso, Coastal provided non-contributory pension plans covering substantially all of its U.S. employees, including our employees. On April 1, 2001, this plan was merged into El Paso's existing cash balance plan. Our employees who were participants in this plan on March 31, 2001 receive the greater of cash balance benefits under the El Paso plan or Coastal's plan benefits accrued through March 31, 2006.

 Other Postretirement Benefits

     As a result of El Paso's merger with Coastal, we offered a one-time election through an early retirement window for employees who were at least age 50 with 10 years of service on December 31, 2000, to retire on or before June 30, 2001, and keep benefits under our postretirement medical and life plans. Total charges associated with the curtailment and special termination benefits were $8 million. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retired on or after June 30, 2001, continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through rates.

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

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Change in postretirement benefit obligation
  Benefit obligation at beginning of period.................   $15     $15
  Interest cost.............................................     1       1
  Participant contributions.................................     1       1
  Plan amendment............................................    --      (2)
  Curtailment and special termination benefits..............    --       3
  Actuarial gain............................................    (2)     (2)
  Benefits paid.............................................    (2)     (1)
                                                               ---     ---
  Postretirement benefit obligation at end of period........   $13     $15
                                                               ===     ===
Change in plan assets
  Fair value of plan assets at beginning of period..........   $10     $10
  Employer contributions....................................     2       1
  Benefits paid.............................................    (2)     (1)
                                                               ---     ---
  Fair value of plan assets at end of period................   $10     $10
                                                               ===     ===
Reconciliation of funded status
  Funded status at end of period............................   $(3)    $(5)
  Fourth quarter contributions..............................     1       1
  Unrecognized actuarial gain...............................    (4)     (3)
                                                               ---     ---
  Accrued postretirement liability at December 31...........   $(6)    $(7)
                                                               ===     ===

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Postretirement benefit costs include the following
  components
  Interest cost.............................................  $  1    $  1    $   1
  Amortization of transition obligation.....................    --      --        1
  Curtailment and special termination benefits..............    --       8       --
                                                              -----   -----   -----
  Net postretirement benefit cost...........................  $  1    $  9    $   2
                                                              =====   =====   =====

     Postretirement benefit obligations are based upon actuarial estimates as described below:

                                                              2002    2001
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  6.75%   7.25%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assumes a weighted average annual rate of increase in the per capita costs of covered health care benefits of 11.0 percent in 2002, gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. The impact of a one-percentage point change in assumed health care cost trends would have been less than $1 million for both our service and interest costs and our accumulated postretirement benefit obligations.

11. SEGMENT INFORMATION

     Our Pipeline and Field Services segments are strategic business units that provide a variety of services. They are managed separately as each business unit requires different marketing strategies. During the second quarter, we reclassified the majority of our natural gas and oil production activities from our Pipeline segment to discontinued operations in our financial statements. All periods were restated to reflect this change. We use EBIT to assess the operating result and effectiveness of our business segments. We define EBIT as operating income, adjusted for gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and discontinued operations. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance these activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow. The following are our segment results as of and for the years ended December 31:

                                                        YEAR ENDED DECEMBER 31, 2002
                                               -----------------------------------------------
                                               PIPELINE   FIELD SERVICES(1)   OTHER(2)   TOTAL
                                               --------   -----------------   --------   -----
                                                                (IN MILLIONS)
Revenues from external customers.............    $247           $135            $ 1      $383
Intersegment revenues........................      --              1             (1)       --
Depreciation, depletion and amortization.....      21              3             --        24
Operating income.............................     140             14             --       154
Other income.................................       1             25             14        40
EBIT.........................................     141             39             14       194
Capital expenditures including investments in
  unconsolidated affiliates..................     130              6             12       148

                                                        YEAR ENDED DECEMBER 31, 2001
                                               -----------------------------------------------
                                               PIPELINE   FIELD SERVICES(1)   OTHER(2)   TOTAL
                                               --------   -----------------   --------   -----
                                                                (IN MILLIONS)
Revenues from external customers.............    $245           $125            $ 6      $376
Intersegment revenues........................       1              1             (2)       --
Merger-related costs.........................      31             --             --        31
Depreciation, depletion and amortization.....      18              2             --        20
Operating income.............................      63             22              5        90
Other income.................................       3             --             --         3
EBIT.........................................      66             22              5        93
Capital expenditures including investments in
  unconsolidated affiliates..................     172              3             --       175
Total investments in unconsolidated
  affiliates.................................      --             --             29        29

                                                        YEAR ENDED DECEMBER 31, 2000
                                               -----------------------------------------------
                                               PIPELINE   FIELD SERVICES(1)   OTHER(2)   TOTAL
                                               --------   -----------------   --------   -----
                                                                (IN MILLIONS)
Revenues from external customers.............    $238            $30            $20      $288
Depreciation, depletion and amortization.....      13              2              5        20
Operating income.............................     114             14              9       137
Other income (expense).......................       4             --             (1)        3
EBIT.........................................     118             14              8       140
Capital expenditures including investments in
  unconsolidated affiliates..................      58              3              2        63
Total investments in unconsolidated
  affiliates.................................      33             --             29        62

---------------

(1) After the sale of our remaining assets in the Mid-Continent region, which is expected to close by the end of the second quarter of 2003, we will no longer have any operating assets in this segment.

(2) Includes consolidating eliminations of approximately $1 million, $2 million and less than $1 million in December 31, 2002, 2001 and 2000. It also includes our natural gas and oil activities, which were sold in 2002.

     The reconciliations of EBIT to income from continuing operations and segment assets to total assets are presented below:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Total EBIT..................................................   $194     $ 93     $140
Interest and debt expense...................................    (23)     (23)     (24)
Affiliated interest income..................................      4       11       22
Income taxes................................................    (59)     (26)     (50)
                                                               ----     ----     ----
     Income from continuing operations......................   $116     $ 55     $ 88
                                                               ====     ====     ====

                                                                AS OF DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Pipeline...................................................  $1,295   $1,004   $1,001
Field Services.............................................      93       78       53
Other......................................................      --       33       32
                                                             ------   ------   ------
     Total segment assets..................................   1,388    1,115    1,086
Discontinued operations....................................      22      145      103
                                                             ------   ------   ------
     Total consolidated assets.............................  $1,410   $1,260   $1,189
                                                             ======   ======   ======

12. TRANSACTIONS WITH MAJOR CUSTOMERS

     The following table shows revenues from major customers from our Pipeline segment for each of the three years ended December 31:

                                                              2002     2001     2000
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Public Service Company of Colorado(1).......................  $88      $94      $85

---------------

(1) Our contracts with Public Service Company include 1,557 BBtu/d that expire between 2007 and 2025. Of this amount, 1,095 Bbtu/d expires in 2007.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Interest paid...............................................  $23     $22     $25
Income tax payments.........................................   27      13      49

14. INVESTMENTS IN AND TRANSACTIONS WITH RELATED PARTIES

     The following table shows investments in affiliates for each of the two years ended December 31:

                                                   TYPE OF     OWNERSHIP
                                                  ENTITIES     INTEREST     2002     2001
                                                 -----------   ---------    -----    -----
                                                                            (IN MILLIONS)
Coastal Limited Ventures, Inc..................  Corporation       4%       $ --      $14
El Paso Oil and Gas Resources Company, L.P.....         L.P.       4%         --       15
                                                                            ----      ---
       Total...................................                             $ --      $29
                                                                            ====      ===

     In 1999, we transferred a production payment and the properties burdened by the production payment to Coastal Limited Ventures, Inc. and El Paso Oil and Gas Resources Company Inc., two separate subsidiaries of El Paso CGP, in exchange for a 4 percent interest in the common stock of each subsidiary. We accounted for the exchange at historical cost since it occurred between entities under common control. We accounted for the investment in each of the affiliated companies using the cost method since we did not have the ability to exert significant influence over their operating or management decisions.

     In the fourth quarter of 2002, Coastal Limited Ventures, Inc. was liquidated and its assets were distributed to its shareholders. We recognized a $1 million dividend at the date of liquidation.

     Also in the fourth quarter, we sold our stock in CIG Exploration, one of our wholly owned subsidiaries, to CIGE Holdco, Inc., a wholly owned subsidiary of El Paso CGP. CIG Exploration owned our investment in El Paso Oil and Gas Resources Company, L.P. Prior to the sale we recognized a $13 million dividend related to our investment in El Paso Oil and Gas Resources Company, L.P. See
Note 2 for a further discussion of this sale.

     Subject to the limitations discussed in Note 7, we participate in El Paso's and its affiliates cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. Our continued participation in the program may be dependent on the final rule following the FERC's Cash Management NOPR discussed in Note 8. We had advanced $469 million at December 31, 2002, at a market rate of interest which was 1.5%. At December 31, 2001, we had advanced $232 million at a market rate of interest which was 2.1%. These receivables are due upon demand; however, as of December 31, 2002, we have classified $444 million of this amount as non-current because we do not anticipate settlement within the next twelve months.

     At December 31, 2002 and 2001, we had accounts receivable from related parties of $36 million and $53 million. In addition, we had accounts payable to related parties of $9 million and $51 million at December 31, 2002 and 2001. These balances were incurred in the normal course of our business. As a result of El Paso's credit rating downgrades, we maintained $2 million as of December 31, 2002, in contractual deposits related to our affiliates' transportation contracts on our system.

     El Paso has allocated a portion of its general and administrative expenses to us since 2001. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 2002 and 2001 the annual charges were $22 million and $36 million. During 2002 and 2001, El Paso Natural Gas Company and Tennessee Gas Pipeline Company allocated payroll and other expenses to us associated with our shared pipeline services. The allocated expenses are based on the estimated level of staff and their expenses to provide the services. For the years ended December 2002 and 2001, the annual charges were $16 million and $10 million. In 2000, we performed most of our own administrative functions. During 2002, 2001, and 2000 we also provided some administrative functions for our affiliates. We, in turn, allocated administrative and general operating costs to our affiliates based on reasonable contractual levels for the services provided. These services are reported as reimbursement of operating expenses. We believe all the allocation methods are reasonable.

     Beginning after the merger in 2001, we entered into transactions with other El Paso subsidiaries in the normal course of our business to transport, sell and purchase natural gas which increased our affiliated revenue and charges. Our Field Services segment sells gas and liquids and provides gathering and processing services to El Paso's Merchant Energy segment. In 2002 and 2001, the revenues recognized were $105 million and $79 million. Our Pipeline segment sells gas and provides transportation services to El Paso's Merchant Energy segment. In 2002 and 2001, the revenues recognized were $25 million and $17 million. During 2002 and 2001, we incurred operation expenses related to natural gas purchase and transportation costs of $25 million and $60 million. As discussed more fully in Note 8, we also have a transportation service agreement with Wyoming Interstate Company, Ltd. that extends through 2007. Services provided by these affiliates are based on the same terms as non-affiliates.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2002   2001    2000
                                                              ----   -----   ----
                                                                 (IN MILLIONS)
Revenues....................................................  $167   $ 191   $ 89
Operation and maintenance expenses..........................   (65)   (106)   (16)
Reimbursement of operating expenses.........................     5       4      7

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The table below presents our summarized quarterly financial information. For the quarter ended March 31, 2002 and each of the quarters in 2001, our summarized quarterly financial information includes reclassifications for discontinued operations. See Note 2 for a further discussion.

                                                         QUARTERS ENDED
                                         -----------------------------------------------
                                         DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   TOTAL
                                         -----------   ------------   -------   --------   -----
                                                              (IN MILLIONS)
2002
  Operating revenues...................     $115           $81         $ 91       $96      $383
  Operating income.....................       48            33           32        41       154
  Income from continuing operations....       59            18           18        21       116
  Discontinued operations, net of
     income taxes......................        6            22            8         5        41
  Net income...........................       65            40           26        26       157
2001
  Operating revenues...................     $100           $89         $101       $86      $376
  Merger-related costs.................       --            --           19        12        31
  Operating income.....................       37            23            5        25        90
  Income from continuing operations....       26            12            2        15        55
  Discontinued operations, net of
     income taxes......................        6            10            8        14        38
  Net income...........................       32            22           10        29        93

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Colorado Interstate Gas Company:

     In our opinion, the consolidated financial statements in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company and subsidiaries (the "Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.

     As discussed in Note 10, during 2001, the Company changed the measurement date used to account for postretirement benefits other than pensions from December 31 to September 30.

     We audited the adjustments described in Note 2 and Note 11 that were applied to restate the disclosures of 2000 discontinued operations and segment information in the accompanying financial statements to give retroactive effect to the reporting of discontinued operations and the change in reportable segments. In our opinion, such adjustments are appropriate and have been properly applied to the prior period financial statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Colorado Interstate Gas Company
Colorado Springs, Colorado

     We have audited the consolidated statements of income, stockholders' equity and cash flows (none of which are presented herein) of Colorado Interstate Gas Company (an indirect, wholly owned subsidiary of El Paso CGP Company, formerly The Coastal Corporation) and subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, Colorado Interstate Gas Company's results of operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 23, 2001

                                  SCHEDULE II

                        COLORADO INTERSTATE GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                      BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE
                                      BEGINNING     COSTS AND       OTHER                         AT END
            DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS(2)    OF PERIOD
            -----------               ----------    ----------    ----------    -------------    ---------
2002
  Legal Reserves....................     $19           $ (7)         $ --           $(10)           $ 2
  Environmental Reserves............       7              8            --             (2)            13
  Provision for Refunds.............       5              7            --             (8)             4
  Allowance for Doubtful Accounts...      --              1             2             --              3
2001
  Legal Reserves....................     $22           $ --          $ (3)          $ --            $19
  Environmental Reserves............       4             --             3             --              7
  Provision for Refunds.............      --              5            --             --              5
2000
  Legal Reserves....................     $42           $(17)(1)      $ (3)          $ --            $22
  Environmental Reserves............       1             --             3             --              4

---------------

(1) Includes reversal of $16 million of legal reserves due to the favorable resolution of natural gas price-related contingencies.

(2) These amounts represent cash payments.

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

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Colorado Interstate Gas Company's management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Colorado Interstate Gas Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in Colorado Interstate Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to Colorado Interstate Gas Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Financial statements and supplemental information.

     The following consolidated financial statements are included in Part II,
Item 8, of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income...........................   17
Consolidated Balance Sheets.................................   18
Consolidated Statements of Cash Flows.......................   19
Consolidated Statements of Stockholder's Equity.............   20
Notes to Consolidated Financial Statements..................   21
Report of Independent Accountants...........................   38

     2. Financial statement schedules.

          Schedule II -- Valuation and qualifying
           accounts.........................................   40
          All other schedules are omitted because they are
        not applicable, or the required information is
        disclosed in the financial statements or
        accompanying notes.

     3. Exhibit list........................................   44

     (B) REPORTS ON FORM 8-K.

     None.

                        COLORADO INTERSTATE GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2002

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
          *3.B           By-laws dated June 24, 2002.
          10.A           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company, El Paso Production GOM Inc. and CIG
                         Production Company, L.P., and Pioneer Natural Resources USA,
                         Inc. dated as of April 8, 2002 (Exhibit 10.A to our Form 8-K filed April 23, 2002).
          10.B           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company and Pioneer Natural Resources USA,
                         Inc. dated as of April 13, 2002 (Exhibit 10.B to our Form
                         8-K filed April 23, 2002).
         *99.A           Certification of Principal Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         Colorado Interstate Gas Company and will be retained by
                         Colorado Interstate Gas Company and furnished to the
                         Securities and Exchange Commission or its staff upon
                         request.
         *99.B           Certification of Principal Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         Colorado Interstate Gas Company and will be retained by
                         Colorado Interstate Gas Company and furnished to the
                         Securities and Exchange Commission or its staff upon
                         request.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the U.S. Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2003.

                                          COLORADO INTERSTATE GAS COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of Colorado Interstate Gas Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                      DATE
                            ---------                                       -----                      ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board, Chief        March 27, 2003
 --------------------------------------------------------       Executive Officer and Director
                 (John W. Somerhalder II)                       (Principal Executive Officer)

                 /s/ PATRICIA A. SHELTON                      President and Director              March 27, 2003
 --------------------------------------------------------
                  (Patricia A. Shelton)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief        March 27, 2003
 --------------------------------------------------------       Financial Officer and Treasurer
                     (Greg G. Gruber)                           (Principal Financial and
                                                                Accounting Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this annual report on Form 10-K of Colorado Interstate Gas Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                             Colorado Interstate Gas Company
Date: March 27, 2003

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this annual report on Form 10-K of Colorado Interstate Gas Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                             Colorado Interstate Gas Company
Date: March 27, 2003

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
          *3.B           By-laws dated June 24, 2002.
          10.A           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company, El Paso Production GOM Inc. and CIG
                         Production Company, L.P., and Pioneer Natural Resources USA,
                         Inc. dated as of April 8, 2002 (Exhibit 10.A to our Form 8-K filed April 23, 2002).
          10.B           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company and Pioneer Natural Resources USA,
                         Inc. dated as of April 13, 2002 (Exhibit 10.B to our Form
                         8-K filed April 23, 2002).
         *99.A           Certification of Principal Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         Colorado Interstate Gas Company and will be retained by
                         Colorado Interstate Gas Company and furnished to the
                         Securities and Exchange Commission or its staff upon
                         request.
         *99.B           Certification of Principal Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         Colorado Interstate Gas Company and will be retained by
                         Colorado Interstate Gas Company and furnished to the
                         Securities and Exchange Commission or its staff upon
                         request.