Form 10-Q
period 2003-03-31
COLORADO INTERSTATE GAS CO
filed 2003-05-15
CIK 200155

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        Telephone Number: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $1 per share. Shares outstanding on May 15, 2003:
1,000

     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003      2002
                                                              ----      ----
Operating revenues..........................................  $80       $67
                                                              ---       ---
Operating expenses
  Operation and maintenance.................................   16        20
  Depreciation, depletion and amortization..................    6         5
  Taxes, other than income taxes............................    4         4
                                                              ---       ---
                                                               26        29
                                                              ---       ---
Operating income............................................   54        38
Interest and debt expense...................................   (6)       (6)
Affiliated interest income (expense), net...................    2        (1)
                                                              ---       ---
Income before income taxes..................................   50        31
Income taxes................................................   19        12
                                                              ---       ---
Income from continuing operations...........................   31        19
Discontinued operations, net of income taxes................    1         7
                                                              ---       ---
Net income..................................................  $32       $26
                                                              ---       ---
Other comprehensive loss....................................   --        (1)
                                                              ---       ---
Comprehensive income........................................  $32       $25
                                                              ===       ===

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Current assets
  Cash and cash equivalents.................................     $   32          $   11
  Accounts and notes receivable
    Customer, net of allowance of $1 for 2003 and 2002......         32              31
    Affiliates..............................................         55              42
    Other...................................................          1               1
  Materials and supplies....................................          5               5
  Assets of discontinued operations.........................         65              78
  Deferred income taxes.....................................         11              12
  Other.....................................................          4               4
                                                                 ------          ------
         Total current assets...............................        205             184
                                                                 ------          ------
Property, plant and equipment, at cost......................      1,182           1,175
  Less accumulated depreciation, depletion and
    amortization............................................        421             419
                                                                 ------          ------
         Total property, plant and equipment, net...........        761             756
                                                                 ------          ------
Other assets
  Note receivable from affiliate............................        442             444
  Assets of discontinued operations.........................         --              30
  Other.....................................................          5               3
                                                                 ------          ------
                                                                    447             477
                                                                 ------          ------
         Total assets.......................................     $1,413          $1,417
                                                                 ======          ======
Current liabilities
  Accounts payable
    Trade...................................................     $    7          $    7
    Affiliates..............................................         10              11
    Other...................................................         13              15
  Taxes payable.............................................         74              67
  Accrued liabilities.......................................         14              18
  Liabilities of discontinued operations....................         61              40
  Contractual deposits......................................          9               8
  Other.....................................................          8               5
                                                                 ------          ------
         Total current liabilities..........................        196             171
                                                                 ------          ------
Long-term debt..............................................        280             280
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        146             136
  Liabilities of discontinued operations....................         --               9
  Other.....................................................         10              31
                                                                 ------          ------
                                                                    156             176
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized, issued and outstanding .....................         --              --
  Additional paid-in capital................................         48              48
  Retained earnings.........................................        733             742
                                                                 ------          ------
         Total stockholder's equity.........................        781             790
                                                                 ------          ------
         Total liabilities and stockholder's equity.........     $1,413          $1,417
                                                                 ======          ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003      2002
                                                              ----      ----
Cash flows from operating activities
  Net income................................................  $ 32      $ 26
     Less income from discontinued operations, net of income
      taxes.................................................     1         7
                                                              ----      ----
  Net income from continuing operations.....................    31        19
  Adjustments to reconcile net income from continuing
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............     6         5
     Deferred income tax expense............................    13         2
     Other non-cash income items............................    --        (2)
  Working capital changes...................................    --        43
  Non-working capital changes...............................   (24)       --
                                                              ----      ----
     Cash provided by continuing operations.................    26        67
     Cash provided by discontinued operations...............    22         4
                                                              ----      ----
            Net cash provided by operating activities.......    48        71
                                                              ----      ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (8)      (10)
  Net proceeds from the sale of assets......................    33         2
  Net change in affiliated advances receivable..............   (11)      (62)
                                                              ----      ----
            Net cash provided by (used in) investing
              activities....................................    14       (70)
                                                              ----      ----
Cash flows from financing activities
  Dividends paid............................................   (41)       --
  Contributions from discontinued operations................    22         4
                                                              ----      ----
     Cash provided by (used in) continuing operations.......   (19)        4
     Cash used in discontinued operations...................   (22)       (4)
                                                              ----      ----
            Net cash used in financing activities...........   (41)       --
                                                              ----      ----
Increase in cash and cash equivalents from continuing
  operations................................................    21         1
Cash and cash equivalents
  Beginning of period.......................................    11         1
                                                              ----      ----
  End of period.............................................  $ 32      $  2
                                                              ====      ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for the items discussed in Note 2 below), to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

     Accounting for Costs Associated with Exit or Disposal Activities. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. There was no initial financial statement impact of adopting this standard.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for all guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. We continue to evaluate the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 2002 Form 10-K.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

     In March 2003, we received approval to sell our Field Services assets in the Mid-Continent region. These assets primarily include our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our Sturgis processing plant and our processing arrangements at three additional processing plants. The Mid-Continent assets have historically been included in our Field Services segment. In January 2003, we completed the sale of our Wyoming gathering systems to Western Gas Resources, Inc. Net proceeds from this sale were $14 million, and we recognized a gain of approximately $1 million. Upon the announcement of our plan to sell our mid-continent assets along with the completion in the first quarter of 2003 of our sale of Wyoming gathering systems, we had sold or announced the sale of substantially all of the assets in our Field Services segment. As a result, we have classified our Field Services segment as discontinued operations in our financial statements for all periods presented. We classified Field Services' assets and liabilities at March 31, 2003 as other current assets and liabilities since we anticipate selling them within the next twelve months.

     In February 2003, we completed the sale of a natural gas gathering system located in the Panhandle field of Texas. Net proceeds on this transaction of approximately $19 million were advanced to us by the purchaser in July 2002. These assets were historically reported in our Pipeline segment and were reclassified as discontinued operations for the quarter ended March 31, 2002 and at December 31, 2002.

     In July 2002, we completed the sale of our interest in natural gas and oil properties and related contracts located in Texas, Kansas and Oklahoma. The operating results of these assets are classified as discontinued operations for the quarter ended March 31, 2002.

     The summarized financial results of discontinued operations are as follows:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Operating Results:
  Revenues..................................................  $ 47    $ 49
  Operating expenses........................................   (45)    (38)
                                                              ----    ----
     Operating income.......................................     2      11
  Income taxes..............................................    (1)     (4)
                                                              ----    ----
     Income from discontinued operations, net of income
      taxes.................................................  $  1    $  7
                                                              ====    ====

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Financial Position Data:
  Assets of discontinued operations
     Accounts receivable....................................     $33          $ 43
     Other current assets...................................       2            14
     Property, plant and equipment, net.....................      30            49
     Other..................................................      --             2
                                                                 ---          ----
          Total assets......................................     $65          $108
                                                                 ===          ====
  Liabilities of discontinued operations
     Accounts payable and other current liabilities.........     $53          $ 40
     Deferred income taxes..................................       8             9
                                                                 ---          ----
          Total liabilities.................................     $61          $ 49
                                                                 ===          ====

3. DEBT AND CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sub-limit, which matures in June 2005. This facility replaces the previous $3 billion, 364-day revolving credit facility. El Paso's existing $1 billion revolving credit facility, which matures in August 2003, and approximately $1 billion of other financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. Under the terms of the $3 billion revolving credit facility, upon the retirement of the Clydesdale financing transaction (as discussed below), we will become a pipeline company borrower under this facility.

     El Paso's $3 billion revolving credit facility and the other financing arrangements are secured by El Paso's equity in several of its subsidiaries. These bank facilities are also collateralized by El Paso's equity in the companies that collateralize the Clydesdale transaction including its equity in us.

     The revolving credit facilities have a borrowing cost of LIBOR plus 350 basis points and letter of credit fees of 350 basis points. A key financial covenant of the facilities is the requirement for El Paso to maintain debt to total capitalization, as those terms are defined in the revolving credit facilities, not to exceed 75 percent. In addition, the pipeline company borrowers cannot incur incremental debt if the incurrence of debt would cause our debt to EBITDA ratio, as those terms are defined in the revolving credit facilities, to exceed 5 to 1. The proceeds from the issuance of debt by the pipeline company borrowers can be used only for maintenance and expansion capital expenditures or investments in other FERC-regulated assets, and to refinance existing debt. As of March 31, 2003, $1.5 billion was outstanding under the $3 billion facility, none of which was our obligation.

     In April of 2003, El Paso restructured the remaining $750 million outstanding under its Clydesdale financing agreement as a term loan. The term loan will amortize in equal quarterly payments of $100 million over the next two years. The same assets that supported the Clydesdale financing arrangement, including a production payment from El Paso, various natural gas and oil properties and El Paso's equity in us, and now, in addition, a guarantee by El Paso, collateralize the term loan. Upon Clydesdale meeting its quarterly amortization requirements, the term loan removes restrictions on our ability to invest or dividend cash. In May 2003, El Paso paid the first quarterly installment on the loan.

4. COMMITMENTS AND CONTINGENCIES

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification was denied on April 10, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     Cimarron County. In January of 2003, our subsidiary, CIG Field Services Company, was named a defendant in a suit titled Patty Hiner, As Duly Elected County Assessor, The Board of County Commissioners for Cimarron County, Oklahoma vs. CIG Field Services Company in Cimarron County District Court, alleging that in 1999 our agents falsely represented the value of our property to the Cimarron County Property Tax Assessor. The plaintiffs seek compensatory and punitive damages. The case has been removed to the United States District Court for the Western District of Oklahoma. Plaintiff's motion to remand was denied. CIG Field Services has filed a Motion to Dismiss.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of March 31, 2003, we had approximately $2 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2003, we had accrued approximately $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. The high and low end of our reserve estimates were not materially different.

     In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations.

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

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing, in emergency situations, to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

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

5. SEGMENT INFORMATION

     Prior to the sale or announced sale of our remaining Field Services assets, we segregated our business activities into two distinct operating segments:
Pipeline and Field Services. These segments were strategic business units that provided a variety of energy products and services. They were managed separately as each business unit requires different technology and marketing strategies. In the first quarter of 2003, we reclassified our Field Services segment to discontinued operations in our financial statements, and all periods were restated to reflect this change. See Note 2 for a further discussion of these operations. As a result of this change, our continuing operations consist solely of our regulated natural gas pipeline business.

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's and its affiliates cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. As of March 31, 2003 and December 31, 2002, we had advanced $480 million and $469 million. The market rate of interest at March 31, 2003 and December 31, 2002 was 1.3 percent and 1.5 percent. As of March 31, 2003 and December 31, 2002, we have classified $442 million and $444 million of these advances as non-current notes receivable from affiliates. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months.

     At March 31, 2003 and December 31, 2002, we had accounts receivable from related parties of $17 million for both periods. In addition, we had accounts payable to related parties of $10 million and $11 million at March 31, 2003 and December 31, 2002. These balances arose in the normal course of our business.

     The following table shows revenues and charges from our affiliates including discontinued operations for the quarters ended March 31:

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $49      $37
Operations and maintenance from affiliates..................    23       19
Reimbursements for operating expenses from affiliates.......     2        3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Form 10-Q.

                                    GENERAL

     In the first quarter of 2003, we announced our intent to sell the remaining assets in our Field Services segment and reclassified the entire Field Services segment as discontinued operations. All periods presented in our financial statements and in our discussion and analysis of financial condition and results of operations have been restated to reflect this reclassification.

                             RESULTS OF OPERATIONS

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments. EBIT is operating income adjusted for other miscellaneous non-operating income. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and discontinued operations. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. Presented below is a reconciliation of operating results to EBIT and EBIT to income from continuing operations and a discussion of our operating results for the quarter ended March 31:

                                                               2003     2002
                                                              ------   ------
                                                               (IN MILLIONS)
Operating revenues..........................................  $   80   $   67
Operating expenses..........................................     (26)     (29)
                                                              ------   ------
     Operating income.......................................  $   54   $   38
                                                              ------   ------

EBIT........................................................  $   54   $   38
Interest and debt expense...................................      (6)      (6)
Affiliated interest income (expense), net...................       2       (1)
Income taxes................................................     (19)     (12)
                                                              ------   ------
     Income from continuing operations......................  $   31   $   19
                                                              ======   ======

Throughput volumes (BBtu/d)(1)..............................   1,770    1,714
                                                              ======   ======

---------------

(1) BBtu/d means billion British thermal units per day. Throughput volumes exclude volumes related to discontinued operations. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage withdrawal.

  First Quarter 2003 Compared to First Quarter 2002

     Operating revenues for the quarter ended March 31, 2003, were $13 million higher than the same period in 2002. The increase was due to a $4 million reversal of reserves in 2003 related to the finalization of our rate case settlement and $3 million from completed system expansions. Also contributing to the increase were higher storage gas sales of $3 million which commenced in the fourth quarter of 2002 and $2 million of increased gas processing revenues resulting from higher prices.

     Operating expenses for the quarter ended March 31, 2003, were $3 million lower than the same period in 2002. The decrease was due to lower gas costs for our system supply operating needs during 2003.

AFFILIATED INTEREST INCOME (EXPENSE), NET

     Affiliated interest income (expense), net for the quarter ended March 31, 2003, was $3 million higher than the same period in 2002, due to higher average advances to El Paso under our cash management program in 2003 partially offset by lower short-term interest rates.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2003 and 2002, was $19 million and $12 million, resulting in effective tax rates of 38 percent and 39 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Colorado Interstate Gas Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in Colorado Interstate Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Officer Certificates. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: May 15, 2003                             /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: May 15, 2003                                 /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                         Treasurer
                                            (Principal Financial and Accounting
                                                          Officer)

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

Date: May 15, 2003

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

Date: May 15, 2003

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