Form 10-Q/A
period 2003-03-31
COLORADO INTERSTATE GAS CO
filed 2003-06-20
CIK 200155

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
(MARK ONE)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2003, which was previously filed with the Securities and Exchange Commission (SEC) on May 15, 2003 (the Quarterly Report). We are amending the disclosure set forth in Item 14 of the Quarterly Report in its entirety.

     This Amendment only amends Item 14 of the Quarterly Report as specified above. It does not affect the original financial statements and footnotes filed in the Quarterly Report and does not reflect events occurring after the original filing date of May 15, 2003.

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Colorado Interstate Gas Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in Colorado Interstate Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: June 20, 2003                            /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: June 20, 2003                                /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Colorado Interstate Gas Company;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: June 20, 2003

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Colorado Interstate Gas Company;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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