Form 10-Q
period 2003-06-30
COLORADO INTERSTATE GAS CO
filed 2003-08-13
CIK 200155

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Common stock, par value $1 per share. Shares outstanding on August 13, 2003: 1,000

     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COLORADO INTERSTATE GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Cautionary Statement Regarding Forward-Looking Statements...   12
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   12
Item 4.   Controls and Procedures.....................................   12

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   14
Item 2.   Changes in Securities and Use of Proceeds...................   14
Item 3.   Defaults Upon Senior Securities.............................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
Item 5.   Other Information...........................................   14
Item 6.   Exhibits and Reports on Form 8-K............................   14
          Signatures..................................................   15

---------------

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
MDth     = thousand dekatherm

    When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              --------------   ----------------
                                                              2003      2002   2003       2002
                                                              ----      ----   -----      -----
Operating revenues..........................................  $68       $53    $150       $122
                                                              ---       ---    ----       ----
Operating expenses
  Operation and maintenance.................................   26        17      45         39
  Gain on long-lived assets.................................   (7)       --      (7)        --
  Depreciation, depletion and amortization..................    5         5      11         10
  Taxes, other than income taxes............................    3         3       6          7
                                                              ---       ---    ----       ----
                                                               27        25      55         56
                                                              ---       ---    ----       ----
Operating income............................................   41        28      95         66
Interest and debt expense...................................   (6)       (6)    (12)       (12)
Affiliated interest income, net.............................   --         2       2          1
                                                              ---       ---    ----       ----
Income before income taxes..................................   35        24      85         55
Income taxes................................................   13         9      32         21
                                                              ---       ---    ----       ----
Income from continuing operations...........................   22        15      53         34
Discontinued operations, net of income taxes................    7        11       8         18
                                                              ---       ---    ----       ----
Net income..................................................   29        26      61         52
                                                              ---       ---    ----       ----
Other comprehensive loss....................................   --        (2)     --         (3)
                                                              ---       ---    ----       ----
Comprehensive income........................................  $29       $24    $ 61       $ 49
                                                              ===       ===    ====       ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                JUNE 30,      DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Current assets
  Cash and cash equivalents.................................     $    1          $   11
  Accounts and notes receivable
     Customer, net of allowance of $2 and $1 for 2003 and
      2002..................................................         32              31
     Affiliates.............................................          9              42
     Other..................................................          1               1
  Materials and supplies....................................          4               5
  Assets of discontinued operations.........................         --              78
  Deferred income taxes.....................................         11              12
  Other.....................................................          5               4
                                                                 ------          ------
          Total current assets..............................         63             184
                                                                 ------          ------
Property, plant and equipment, at cost......................      1,148           1,175
  Less accumulated depreciation, depletion and
     amortization...........................................        372             419
                                                                 ------          ------
          Total property, plant and equipment, net..........        776             756
                                                                 ------          ------
Other assets
  Note receivable from affiliate............................        590             444
  Assets of discontinued operations.........................         --              30
  Other.....................................................          4               3
                                                                 ------          ------
                                                                    594             477
                                                                 ------          ------
          Total assets......................................     $1,433          $1,417
                                                                 ======          ======
Current liabilities
  Accounts payable
     Trade..................................................     $   15          $    7
     Affiliates.............................................         13              11
     Other..................................................         12              15
  Taxes payable.............................................        101              88
  Accrued liabilities.......................................         14              18
  Liabilities of discontinued operations....................         --              20
  Contractual deposits......................................         12               8
  Other.....................................................          2               4
                                                                 ------          ------
          Total current liabilities.........................        169             171
                                                                 ------          ------
Long-term debt..............................................        280             280
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        164             136
  Liabilities of discontinued operations....................         --               9
  Other.....................................................         10              31
                                                                 ------          ------
                                                                    174             176
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding ....................         --              --
  Additional paid-in capital................................         48              48
  Retained earnings.........................................        762             742
                                                                 ------          ------
          Total stockholder's equity........................        810             790
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $1,433          $1,417
                                                                 ======          ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2003       2002
                                                              -----      -----
Cash flows from operating activities
  Net income................................................  $  61      $  52
     Less income from discontinued operations, net of income
      taxes.................................................      8         18
                                                              -----      -----
  Net income from continuing operations.....................     53         34
  Adjustments to reconcile net income from continuing
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............     11         10
     Deferred income tax expense............................     30          2
     Other non-cash income items............................     (8)        (3)
  Working capital changes...................................     32         65
  Non-working capital changes...............................    (20)        (1)
                                                              -----      -----
     Cash provided by continuing operations.................     98        107
     Cash provided by (used in) discontinued operations.....     (4)         4
                                                              -----      -----
            Net cash provided by operating activities.......     94        111
                                                              -----      -----
Cash flows from investing activities
  Additions to investment...................................     --        (13)
  Additions to property, plant and equipment................    (24)       (40)
  Net proceeds from the sale of assets......................      9          3
  Net change in affiliated advances receivable..............   (121)       (57)
     Other..................................................     (1)        --
                                                              -----      -----
     Cash used in continuing operations.....................   (137)      (107)
     Cash provided by (used in) discontinued operations.....     74         (4)
                                                              -----      -----
            Net cash used in investing activities...........    (63)      (111)
                                                              -----      -----
Cash flows from financing activities
  Dividends paid............................................    (41)        --
  Contributions from discontinued operations................     70         --
                                                              -----      -----
     Cash provided by continuing operations.................     29         --
     Cash used in discontinued operations...................    (70)        --
                                                              -----      -----
            Net cash used in financing activities...........    (41)        --
                                                              -----      -----
Net change in cash and cash equivalents from continuing
  operations................................................    (10)        --
Cash and cash equivalents
  Beginning of period.......................................     11          1
                                                              -----      -----
  End of period.............................................  $   1      $   1
                                                              =====      =====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2003, and for the quarters and six months ended June 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not indicate the results of operations for the entire year. Our results for all periods presented have been reclassified to reflect our Field Services assets as discontinued operations. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2002 Form 10-K, except as discussed below:

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

     Accounting for Regulated Operations. Our natural gas pipeline is subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996 we discontinued the application of regulatory accounting principles under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. We continue to evaluate the application of SFAS No. 71 for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 2002 Form 10-K.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

  Discontinued Operations

     In the first quarter of 2003, we announced our plan to sell our Mid-Continent Field Services assets and completed the sale of our Wyoming gathering systems. With this announcement, we had sold or announced the sale of substantially all of the assets in our Field Services segment. As a result, we reclassified our Field Services segment as discontinued operations in our financial statements beginning in the first quarter of 2003 for all periods presented. We sold our Wyoming gathering systems to Western Gas Resources, Inc. in January 2003. Net proceeds from this sale were $14 million, and we recognized a gain in the first quarter of 2003 of approximately $1 million. In June 2003, we completed the sale of our Field Services assets in the Mid-Continent region. These assets primarily included our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our Sturgis processing plant and our processing arrangements at three additional processing plants. Net proceeds from the sale were approximately $46 million, and we recognized a gain in the second quarter of 2003 of approximately $13 million.

     In February 2003, we completed the sale of a natural gas gathering system located in the Panhandle field of Texas. Net proceeds on this transaction of approximately $19 million were advanced to us by the purchaser in July 2002. These assets were historically reported in our Pipeline segment and were also reclassified as discontinued operations in the second quarter of 2002.

     During the quarter and six months ended June 30, 2002, we classified as discontinued operations our interest in natural gas and oil properties and related contracts located in Texas, Kansas and Oklahoma. We completed these sales in July 2002.

     The summarized financial results of our discontinued operations are as follows:

                                                     QUARTER ENDED    SIX MONTHS ENDED
                                                        JUNE 30,          JUNE 30,
                                                     --------------   ----------------
                                                     2003      2002   2003       2002
                                                     ----      ----   -----      -----
                                                               (IN MILLIONS)
Operating Results:
  Revenues.........................................  $ 20      $ 64   $ 67       $113
  Operating expenses...............................   (10)      (47)   (55)       (85)
                                                     ----      ----   ----       ----
     Operating income..............................    10        17     12         28
  Income taxes.....................................    (3)       (6)    (4)       (10)
                                                     ----      ----   ----       ----
     Income from discontinued operations, net of
       income taxes................................  $  7      $ 11   $  8       $ 18
                                                     ====      ====   ====       ====

                                                               DECEMBER 31,
                                                                   2002
                                                               -------------
                                                               (IN MILLIONS)
Financial Position Data:(1)
  Assets of discontinued operations
     Accounts receivable....................................       $ 43
     Other current assets(2)................................         14
     Property, plant and equipment, net.....................         49
     Other..................................................          2
                                                                   ----
          Total assets......................................       $108
                                                                   ====
  Liabilities of discontinued operations
     Accounts payable and other current liabilities.........       $ 20
     Deferred income taxes..................................          9
                                                                   ----
          Total liabilities.................................       $ 29
                                                                   ====

---------------

(1) As of June 30, 2003, all assets classified as discontinued operations had been sold. As a result, there were no assets or liabilities related to these operations in our June 30, 2003 balance sheet.

(2) Includes $13 million of property and equipment related to natural gas and oil properties that were classified as held for sale at December 31, 2002.

  Divestitures

     During the second quarter of 2003, we sold assets with a combined net book value of less than $1 million. We received proceeds of approximately $9 million, including $6 million related to the buyout of a gas purchase contract, net of $2 million related to an environmental liability. We recorded a gain on sale of long-lived assets of approximately $7 million.

3. DEBT AND CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sub-limit, which matures on June 30, 2005. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. Under the terms of the $3 billion revolving credit facility, upon the retirement of the Clydesdale financing transaction (as discussed below), we will become a borrower under this facility along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company and El Paso Natural Gas Company. El Paso's $3 billion revolving credit facility and the other financing arrangements are secured by El Paso's equity in several of its subsidiaries, including us.

     El Paso's equity in us, a production payment from El Paso and various natural gas and oil properties were pledged as collateral under an El Paso financing arrangement known as the Clydesdale financing arrangement. In April of 2003, El Paso restructured the remaining $753 million outstanding under its Clydesdale financing arrangement as a term loan. The term loan will amortize in equal quarterly payments of $100 million over the next two years. The same assets that historically supported the Clydesdale financing arrangement and a guarantee by El Paso collateralize the term loan. As long as the amortization requirements are met and we are in compliance with the Clydesdale transaction, the term loan places no restrictions on our ability to invest or dividend cash to El Paso. On June 30, 2003, the balance on the Clydesdale term loan was $653 million. In August 2003, El Paso made a quarterly principal payment in the amount of $100 million on the loan.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiffs in this case seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiffs contend these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2003, we had approximately $2 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2003, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Our accrual at June 30, 2003, was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of June 30, 2003 (in millions):

Balance as of January 1, 2003...............................  $13
Additions/adjustments for remediation activities............    2
Payments for remediation activities.........................   (1)
                                                              ---
Balance as of June 30, 2003.................................  $14
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total expenditures will be approximately $3 million. In addition, this entire amount is being expended under government directed clean-up plans.

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

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate Policy.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that sought comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into those transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. El Paso's pipelines and others filed comments on the NOI.

     In July 2003, the FERC issued modifications to its negotiated rate policy applicable to interstate natural gas pipelines. The new policy has two primary changes. First, the FERC will no longer permit the pricing of negotiated rates based on natural gas commodity price indices, although it will permit current contracts negotiated on that basis to continue until the end of the applicable contract period. Second, the FERC is imposing new filing requirements on pipelines to ensure the transparency of negotiated rate transactions.

     Interim Rule on Cash Management. In August 2002, the FERC issued a NOPR proposing, inter alia, that all cash management or money pool arrangements between a FERC-regulated subsidiary and its non-FERC regulated parent be in writing and that, as a condition of participating in such an arrangement, the FERC-regulated entity maintain a minimum proprietary capital balance of 30 percent and both it and its parent maintain investment grade credit ratings. After receiving written comments and hearing industry participants' concerns at a public conference in September 2002, the FERC issued an Interim Rule on Cash Management on June 26, 2003, which did not adopt the proposed limitations on entry into or participation in cash management programs. Instead, the Interim Rule requires natural gas companies to maintain up-to-date documentation authorizing the establishment of the cash management programs in which they participate and supporting all deposits into, borrowings and interest from, and interest expense paid to such programs.

     The Interim Rule also seeks comments on a proposed reporting requirement that a FERC-regulated entity file cash management agreements and any changes thereto within ten days and that it notify the FERC within five days when its proprietary capital ratio falls below 30 percent (i.e., its long-term debt-to-equity ratio rises above 70 percent) and when it subsequently returns to or exceeds 30 percent. We filed comments on the Interim Rule on August 7, 2003.

     Emergency Reconstruction of Interstate Natural Gas Facilities Final
Rule. On May 19, 2003, the FERC issued a Final Rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations, resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the Final Rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. Lastly, the Final Rule requires that landowners be notified of potential construction but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

5. SEGMENT INFORMATION

     Prior to the sale or announced sale of our remaining Field Services assets, we segregated our business activities into two distinct operating segments:
Pipelines and Field Services. These segments were strategic business units that provided a variety of energy products and services. They were managed separately as each business unit required different technology and marketing strategies. In the first quarter of 2003, we reclassified our Field Services segment and a portion of our Pipelines segment to discontinued operations in our financial statements, and all periods were restated to reflect this change. See Note 2 for a further discussion of these operations. As a result of this change, our continuing operations consist solely of our FERC regulated natural gas pipeline business.

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its Interim Rule on Cash Management as discussed in Note 4. As of June 30, 2003 and December 31, 2002, we had advanced to El Paso $590 million and $469 million. The market rate of interest at June 30, 2003 and December 31, 2002 was 1.3% and 1.5%. As of June 30, 2003 and December 31, 2002, we have classified $590 million and $444 million of these advances as non-current notes receivable from affiliates. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months.

     At June 30, 2003 and December 31, 2002, we had other accounts receivable from related parties of $9 million and $17 million. Accounts payable to affiliates was $13 million and $11 million at June 30, 2003 and December 31, 2002. These balances arose in the normal course of our business.

     The following table shows revenues and charges from our affiliates, including discontinued operations, for the quarters and six months ended June 30, 2003 and 2002:

                                                                              SIX MONTHS
                                                            QUARTER ENDED       ENDED
                                                               JUNE 30,        JUNE 30,
                                                            --------------   ------------
                                                            2003     2002    2003    2002
                                                            -----    -----   ----    ----
                                                                    (IN MILLIONS)
Revenues from affiliates..................................   $ 9      $20    $15     $29
Operations and maintenance from affiliates................    14       14     35      32
Reimbursements for operating expenses from affiliates.....     3        2      5       5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K, in addition to the financial statements and notes presented in Item 1 of this Form 10-Q.

                                    GENERAL

     During the first quarter of 2003, we reclassified the entire Field Services segment as discontinued operations, and in June 2003, we completed the sale of the remaining assets in this segment. Our financial statements and discussion and analysis of financial condition and results of operations have been restated to reflect this reclassification for all periods presented.

                             RESULTS OF OPERATIONS

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods. As a result, we believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                      QUARTER ENDED    SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                     ---------------   -----------------
                                                      2003     2002     2003      2002
                                                     ------   ------   -------   -------
                                                                (IN MILLIONS)
Operating revenues.................................  $   68   $   53   $  150    $  122
Operating expenses.................................     (27)     (25)     (55)      (56)
                                                     ------   ------   ------    ------
  Operating income.................................  $   41   $   28   $   95    $   66
                                                     ------   ------   ------    ------
  EBIT.............................................  $   41   $   28   $   95    $   66
Interest and debt expense..........................      (6)      (6)     (12)      (12)
Affiliated interest income, net....................      --        2        2         1
Income taxes.......................................     (13)      (9)     (32)      (21)
                                                     ------   ------   ------    ------
  Income from continuing operations................      22       15       53        34
Discontinued operations, net of income taxes.......       7       11        8        18
                                                     ------   ------   ------    ------
  Net income.......................................  $   29   $   26   $   61    $   52
                                                     ======   ======   ======    ======

Throughput volumes (BBtu/d)(1).....................   2,602    2,576    2,767     2,713
                                                     ======   ======   ======    ======

---------------

(1) Throughput volumes exclude volumes related to discontinued operations. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage withdrawal.

  Second Quarter 2003 Compared to Second Quarter 2002

     Operating revenues for the quarter ended June 30, 2003, were $15 million higher than the same period in 2002. The increase was due to $6 million from completed system expansions and new transportation contracts, $4 million of natural gas recoveries from customers in excess of amounts used in operations, $3 million of increased gas processing revenues resulting from higher liquid prices and $2 million of storage gas sales, which commenced in the fourth quarter of 2002.

     Operating expenses for the quarter ended June 30, 2003, were $2 million higher than the same period in 2002. The increase was due to $5 million in volume adjustments related to one of our storage fields in 2003, $4 million of system supply and processing feedstock gas costs and $2 million of higher overhead allocations from El Paso. These increases were partially offset by a $6 million gain on the buyout of a gas purchase contract related to the sale of our Table Rock sulfur extraction facility in 2003 and $4 million due to the revaluation of our natural gas imbalances as a result of changes in natural gas imbalance volumes and prices.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Operating revenues for the six months ended June 30, 2003, were $28 million higher than the same period in 2002. The increase was due to $10 million from completed system expansions and new transportation contracts, $6 million of increased gas processing revenues resulting from higher prices, $5 million of storage gas sales, which commenced in the fourth quarter of 2002, $5 million related to the finalization of a rate settlement and $3 million of natural gas recoveries from customers in excess of amounts used in operations.

     Operating expenses for the six months ended June 30, 2003, were $1 million lower than the same period in 2002. The decrease was due to a $6 million gain on the buyout of a gas purchase contract related to the sale of our Table Rock sulfur extraction facility in 2003 and $4 million due to the revaluation of our natural gas imbalances as a result of changes in natural gas imbalance volumes and prices. The decrease was partially offset by $5 million in volume adjustments related to one of our storage fields, $2 million in higher overhead allocations from El Paso and $2 million in higher system gas supply and liquids feedstock costs.

AFFILIATED INTEREST INCOME, NET

  Second Quarter 2003 Compared to Second Quarter 2002

     Affiliated interest income, net for the quarter ended June 30, 2003, was $2 million lower than the same period in 2002 due to lower average advances to El Paso under our cash management program in 2003 and lower short-term interest rates in 2003.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Affiliated interest income, net for six months ended June 30, 2003, was $1 million higher than the same period in 2002 due to higher average advances to El Paso under our cash management program in 2003 offset by lower short-term interest rates in 2003.

INCOME TAXES

                                                                              SIX MONTHS
                                                          QUARTER ENDED         ENDED
                                                             JUNE 30,          JUNE 30,
                                                          --------------     ------------
                                                          2003     2002      2003    2002
                                                          -----    -----     ----    ----
                                                          (IN MILLIONS, EXCEPT FOR RATES)
Income taxes............................................   $13      $9       $32     $21
Effective tax rate......................................    37%     38%       38%     38%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to state income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in Colorado Interstate Gas Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in Colorado Interstate Gas Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that there has not been any change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Internal Controls.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Quarterly Report.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*31.A     Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
*31.B     Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
*32.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*32.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: August 13, 2003                          /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: August 13, 2003                              /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*31.A     Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
*31.B     Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
*32.A     Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
*32.B     Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.