Form 10-Q
period 2003-09-30
COLORADO INTERSTATE GAS CO
filed 2003-11-10
CIK 200155

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Common stock, par value $1 per share. Shares outstanding on November 10, 2003: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                NINE MONTHS
                                                              QUARTER ENDED        ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2003      2002   2003      2002
                                                              ----      ----   ----      ----
Operating revenues..........................................  $54       $54    $204      $176
                                                              ---       ---    ----      ----
Operating expenses
  Operation and maintenance.................................   18        25      63        64
  (Gain) loss on long-lived assets..........................    1        --      (6)       --
  Depreciation, depletion and amortization..................    5         4      16        14
  Taxes, other than income taxes............................    3        (2)      9         5
                                                              ---       ---    ----      ----
                                                               27        27      82        83
                                                              ---       ---    ----      ----
Operating income............................................   27        27     122        93
Other income................................................    1        --       1        --
Interest and debt expense...................................   (6)       (5)    (18)      (17)
Affiliated interest income, net.............................    3         1       5         2
                                                              ---       ---    ----      ----
Income before income taxes..................................   25        23     110        78
Income taxes................................................   10         9      42        30
                                                              ---       ---    ----      ----
Income from continuing operations...........................   15        14      68        48
Discontinued operations, net of income taxes................   --        26       8        44
                                                              ---       ---    ----      ----
Net income..................................................   15        40      76        92
                                                              ---       ---    ----      ----
Other comprehensive loss....................................   --        --      --        (3)
                                                              ---       ---    ----      ----
Comprehensive income........................................  $15       $40    $ 76      $ 89
                                                              ===       ===    ====      ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   --          $   11
  Accounts and notes receivable
     Customer, net of allowance of $2 in 2003 and $1 in
      2002..................................................         22              31
     Affiliates.............................................         12              42
     Other..................................................          1               1
  Materials and supplies....................................          5               5
  Assets of discontinued operations.........................         --              78
  Deferred income taxes.....................................         11              12
  Other.....................................................          7               4
                                                                 ------          ------
          Total current assets..............................         58             184
                                                                 ------          ------
Property, plant and equipment, at cost......................      1,155           1,175
  Less accumulated depreciation, depletion and
     amortization...........................................        372             419
                                                                 ------          ------
          Total property, plant and equipment, net..........        783             756
                                                                 ------          ------
Other assets
  Notes receivable from affiliates..........................        625             444
  Assets of discontinued operations.........................         --              30
  Other.....................................................          3               3
                                                                 ------          ------
                                                                    628             477
                                                                 ------          ------
          Total assets......................................     $1,469          $1,417
                                                                 ======          ======
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $    9          $    7
     Affiliates.............................................         89              11
     Other..................................................         12              15
  Taxes payable.............................................         64              88
  Accrued liabilities.......................................         14              18
  Liabilities of discontinued operations....................         --              20
  Contractual deposits......................................          9               8
  Other.....................................................         10               4
                                                                 ------          ------
          Total current liabilities.........................        207             171
                                                                 ------          ------
Long-term debt..............................................        280             280
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        151             136
  Liabilities of discontinued operations....................         --               9
  Other.....................................................          7              31
                                                                 ------          ------
                                                                    158             176
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding ....................         --              --
  Additional paid-in capital................................         47              48
  Retained earnings.........................................        777             742
                                                                 ------          ------
          Total stockholder's equity........................        824             790
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $1,469          $1,417
                                                                 ======          ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
Cash flows from operating activities
  Net income................................................  $  76       $  92
     Less income from discontinued operations, net of income
      taxes.................................................      8          44
                                                              -----       -----
  Net income from continuing operations.....................     68          48
  Adjustments to reconcile net income from continuing
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............     16          14
     Deferred income tax expense............................     17           3
     Gain on long-lived assets..............................     (6)         --
     Other non-cash income items............................     --          (4)
     Working capital changes................................     80          91
     Non-working capital changes............................    (25)         14
                                                              -----       -----
     Cash provided by continuing operations.................    150         166
     Cash provided by (used in) discontinued operations.....     (4)         29
                                                              -----       -----
            Net cash provided by operating activities.......    146         195
                                                              -----       -----
Cash flows from investing activities
  Additions to investments..................................     --         (13)
  Additions to property, plant and equipment................    (41)        (77)
  Proceeds from the sale of assets..........................      8           1
  Increase in restricted cash...............................     (2)         --
  Net change in affiliated advances receivable..............   (155)       (213)
                                                              -----       -----
     Cash used in continuing operations.....................   (190)       (302)
     Cash provided by discontinued operations...............     74         106
                                                              -----       -----
            Net cash used in investing activities...........   (116)       (196)
                                                              -----       -----
Cash flows from financing activities
  Dividends paid............................................    (41)         --
  Contributions from discontinued operations................     70         135
                                                              -----       -----
     Cash provided by continuing operations.................     29         135
     Cash used in discontinued operations...................    (70)       (135)
                                                              -----       -----
            Net cash used in financing activities...........    (41)         --
                                                              -----       -----
Net change in cash and cash equivalents from continuing
  operations................................................    (11)         (1)
Cash and cash equivalents
  Beginning of period.......................................     11           1
                                                              -----       -----
  End of period.............................................  $  --       $  --
                                                              =====       =====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2003, and for the quarters and nine months ended September 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of our results of operations for the entire year. Our results for all periods presented have been reclassified to reflect the assets in our Field Services segment as discontinued operations. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

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

     Accounting for Regulated Operations. Our natural gas system is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefit plans, and other costs included in, or expected to be included in, future rates.

     As a result of recent changes in our competitive environment and operating cost structure, we continue to assess the applicability of the provisions of SFAS No. 71 to our financial statements. The outcome of this evaluation could result in the restoration of our application of this accounting. We expect to complete our current evaluation of the applicability of SFAS No. 71 by the end of this year.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

  Discontinued Operations

     In the first quarter of 2003, we announced a plan to sell our Mid-Continent Field Services assets and completed the sale of our Wyoming gathering systems. With this announcement, we had completed or announced the sale of substantially all of the assets in our Field Services segment. As a result, we reclassified the assets and operations of our Field Services segment as discontinued operations in our financial statements beginning in the first quarter of 2003 for all periods presented. We sold our Wyoming gathering systems to Western Gas Resources, Inc. in January 2003. Net proceeds from this sale were $14 million, and we recognized a gain in the first quarter of 2003 of approximately $1 million. In June 2003, we completed the sale of the assets in the Mid-Continent region. These assets primarily included our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our Sturgis processing plant and our processing arrangements at three additional processing plants. Net proceeds from the sale were approximately $46 million and we recognized a gain in the second quarter of 2003 of approximately $13 million.

     In February 2003, we completed the sale of a natural gas gathering system located in the Panhandle field of Texas. Net proceeds on this transaction of approximately $19 million had been previously advanced to us by the purchaser in July 2002. These assets were historically reported in our Pipeline segment and were also reflected as discontinued operations in the third quarter of 2002.

     During the quarter and nine months ended September 30, 2002, we classified as discontinued operations our interest in natural gas and oil properties and related contracts located in Texas, Kansas and Oklahoma. We completed these sales in July 2002.

     The summarized financial results of our discontinued operations are as follows:

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                      QUARTER ENDED      -----------------
                                                    SEPTEMBER 30, 2002   2003        2002
                                                    ------------------   -----      ------
                                                                (IN MILLIONS)
Operating Results:(1)
  Operating revenues..........................             $ 30          $ 67       $ 143
  Operating expenses..........................              (25)          (67)       (110)
  Gain on long-lived assets...................               36            12          36
                                                           ----          ----       -----
     Operating income.........................               41            12          69
  Income taxes................................              (15)           (4)        (25)
                                                           ----          ----       -----
     Income from discontinued operations, net
       of income taxes........................             $ 26          $  8       $  44
                                                           ====          ====       =====

---------------

(1) As of June 30, 2003, all assets classified as discontinued operations had been sold. As a result, there was no activity in operating results during the quarter ended September 30, 2003.

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
                                                                   ====

---------------

(1) As of September 30, 2003, all assets classified as discontinued operations had been sold. As a result, there were no assets or liabilities related to these operations in our September 30, 2003 balance sheet.

(2) Includes $13 million of property and equipment related to natural gas and oil properties that were classified as held for sale at December 31, 2002.

  Divestitures

     During 2003, we sold assets with a combined net book value of less than $1 million. Net proceeds from these sales were approximately $8 million, which includes $6 million related to the buyout of a gas purchase contract. We recorded a gain on the sale of long-lived assets of approximately $6 million.

3. DEBT AND OTHER CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. Under the terms of the $3 billion revolving credit facility, upon the retirement of the Clydesdale financing transaction (as discussed below), we will become a borrower under this facility along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company and El Paso Natural Gas Company, and will only be liable for amounts we directly borrow. El Paso's $3 billion revolving credit facility and the other financing arrangements are secured by El Paso's equity in several of its subsidiaries, including its equity in us.

     El Paso's equity in us, a production payment from El Paso and various natural gas and oil properties were pledged as collateral under an El Paso financing arrangement known as the Clydesdale financing arrangement. In April of 2003, El Paso restructured the remaining $753 million outstanding under its Clydesdale financing arrangement as a term loan. Beginning in May 2003, the term loan is being amortized in equal quarterly payments of $100 million. The same assets that historically supported the Clydesdale financing arrangement and a guarantee by El Paso collateralize the term loan. As long as the amortization requirements are met and we are in compliance with the Clydesdale transaction, the term loan places no restrictions on our ability to invest or dividend cash to El Paso. As of September 30, 2003, the balance on the Clydesdale term loan was $521 million. In November 2003, El Paso made its quarterly payment of $100 million and retired an additional $7 million on this loan.

     For the nine months ended September 30, 2003, we were in compliance with all of our debt-related covenants.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2003, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2003, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. Our accrual at September 30, 2003, was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of September 30, 2003 (in millions):

Balance as of January 1, 2003...............................  $13
Additions/adjustments for remediation activities............    2
Payments for remediation activities.........................   (1)
                                                              ---
Balance as of September 30, 2003............................  $14
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up plans.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

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

     In July 2003, the FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. We do not expect that the order on rehearing will have a material effect on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a rule that requires a FERC regulated entity to file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the rule, the FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the rule is subject to rehearing, we do not believe an order on rehearing will have a material effect on us.

     On September 10, 2003, the Office of Executive Director of Regulatory Audits completed an industry-wide audit of the FERC Form 2 related to cash management. The audit included our affiliates, EPNG and Mojave. The audit did not identify any instances of non-compliance with the FERC's reporting and recording requirements but recommended that EPNG and Mojave revise and update their existing cash management agreements with El Paso. We are in the process of reviewing and revising our cash management agreement pursuant to this recommendation.

     Emergency Reconstruction of Interstate Natural Gas Facilities Rule. On May 19, 2003, the FERC issued a rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations, resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. It also requires that landowners be notified of potential construction, but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect this order to have a material effect on us.

     While the outcome of our outstanding legal matters, environmental matters, and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

5. SEGMENT INFORMATION

     Prior to the sale of our remaining Field Services assets, we segregated our business activities into two distinct operating segments: Pipelines and Field Services. These segments were strategic business units that provided a variety of energy products and services. They were managed separately as each business unit required different technology and marketing strategies. In the first quarter of 2003, we reclassified our Field Services segment and a portion of our Pipelines segment to discontinued operations in our financial statements, and all periods were restated to reflect this change. See Note 2 for a further discussion of these operations. As a result of this change, our continuing operations consist solely of our FERC regulated natural gas pipeline business.

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2003 and December 31, 2002, we had advanced to El Paso $618 million and $469 million. The market rate of interest at September 30, 2003 was 3.5% and at December 31, 2002 was 1.5%. As of September 30, 2003 and December 31, 2002, we have classified $618 million and $444 million of these advances as non-current notes receivable from affiliates. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months.

     At September 30, 2003 and December 31, 2002, we had other current receivables from related parties of $12 million and $17 million. In addition, at September 30, 2003, we had a $7 million non-current note receivable from a related party. Accounts payable to affiliates was $89 million and $11 million at September 30, 2003 and December 31, 2002. These balances arose in the normal course of our business.

     The following table shows revenues and charges from our affiliates, including discontinued operations, for the quarters and nine months ended September 30, 2003 and 2002:

                                                                              NINE MONTHS
                                                            QUARTER ENDED        ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                            --------------   --------------
                                                            2003     2002    2003     2002
                                                            -----    -----   -----    -----
                                                                     (IN MILLIONS)
Revenues from affiliates..................................   $ 8      $13     $23      $42
Operations and maintenance from affiliates................    14       14      49       46
Reimbursements for operating expenses from affiliates.....     2        2       7        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K and the financial statements and notes presented in Item 1 of this Form 10-Q.

                                    GENERAL

     During 2003, we reclassified our Field Services segment as discontinued operations, and completed the sale of the remaining assets in this segment. Our financial statements and management's discussion and analysis of financial condition and results of operations have been restated to reflect this reclassification for all periods presented.

                             RESULTS OF OPERATIONS

     We use earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended September 30:

                                                                         NINE MONTHS
                                                      QUARTER ENDED         ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
                                                               (IN MILLIONS)
Operating revenues.................................  $   54   $   54   $  204   $  176
Operating expenses.................................     (27)     (27)     (82)     (83)
                                                     ------   ------   ------   ------
  Operating income.................................      27       27      122       93
Other income.......................................       1       --        1       --
                                                     ------   ------   ------   ------
  EBIT.............................................      28       27      123       93
Interest and debt expense..........................      (6)      (5)     (18)     (17)
Affiliated interest income, net....................       3        1        5        2
Income taxes.......................................     (10)      (9)     (42)     (30)
                                                     ------   ------   ------   ------
  Income from continuing operations................      15       14       68       48
Discontinued operations, net of income taxes.......      --       26        8       44
                                                     ------   ------   ------   ------
  Net income.......................................  $   15   $   40   $   76   $   92
                                                     ======   ======   ======   ======

Throughput volumes (BBtu/d)(1).....................   1,605    1,556    1,661    1,593
                                                     ======   ======   ======   ======

---------------

(1) Throughput volumes exclude volumes related to discontinued operations. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage withdrawal.

  Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were consistent with the same period in 2002. Increases in revenues were due to $7 million from completed system expansions and new transportation contracts, $3 million of increased gas processing revenues resulting from higher liquids prices and $2 million of storage gas sales, which commenced in the fourth quarter of 2002. These increases were offset by an $11 million reduction in amounts received from customers for gas use reimbursements.

     Operating expenses for the quarter ended September 30, 2003, were consistent with the same period in 2002. Increases in operating expenses of $4 million due to favorable property tax adjustments made in 2002 were offset by a decrease of $5 million for system supply and processing feedstock gas costs.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $28 million higher than the same period in 2002. The increase was due to $17 million from completed system expansions and new transportation contracts, $9 million of increased gas processing revenues resulting from higher prices, $7 million of storage gas sales, which commenced in the fourth quarter of 2002, and $5 million related to the finalization of a rate settlement, partially offset by a $8 million reduction in amounts received from customers for gas use reimbursements.

     Operating expenses for the nine months ended September 30, 2003, were $1 million lower than the same period in 2002. The decrease was due to a $6 million gain on the buyout of a gas purchase contract related to the sale of our Table Rock sulfur extraction facility in 2003 and $4 million due to the revaluation of our natural gas imbalances as a result of changes in natural gas imbalance volumes and prices. These decreases were partially offset by $4 million in favorable property tax adjustments made in 2002, $3 million in higher system gas supply and liquids feedstock costs and $2 million in higher overhead allocations from El Paso.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 2003 Compared to Third Quarter 2002

     Affiliated interest income, net for the quarter ended September 30, 2003, was $2 million higher than the same period in 2002, due to higher average advances to El Paso under its cash management program and higher short-term interest rates in 2003. The average advance balance for the third quarter of $276 million in 2002 increased to $565 million during the same period in 2003. The average short-term interest rates for the third quarter increased from 1.8% in 2002 to 1.9% during the same period in 2003.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Affiliated interest income, net for nine months ended September 30, 2003, was $3 million higher than the same period in 2002, due to higher average advances to El Paso under its cash management program and higher short-term interest rates in 2003. The average advance balance for the nine months ended September 30, 2002 of $165 million increased to $479 million during the same period in 2003. The average short-term interest rates decreased from 1.9% in 2002 to 1.6% during the same period in 2003.

INCOME TAXES

                                                                              NINE MONTHS
                                                          QUARTER ENDED          ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                          --------------     --------------
                                                          2003     2002      2003     2002
                                                          -----    -----     -----    -----
                                                           (IN MILLIONS, EXCEPT FOR RATES)
Income taxes............................................   $10      $ 9       $42      $30
Effective tax rate......................................    40%      39%       38%      38%

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: November 10, 2003                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board,
                                            Chief Executive Officer and Director
                                               (Principal Executive Officer)

Date: November 10, 2003                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

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