Form 10-K
period 2003-12-31
COLORADO INTERSTATE GAS CO
filed 2004-03-15
CIK 200155

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                             .............................NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING AT EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $1 per share. Shares outstanding on March 15, 2004:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COLORADO INTERSTATE GAS COMPANY

                               TABLE OF CONTENTS

                                     CAPTION                               PAGE
                                     -------                               ----
                                    PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................      3
Item 3.    Legal Proceedings...........................................      3
Item 4.    Submission of Matters to a Vote of Security Holders.........      *

                                    PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................      3
Item 6.    Selected Financial Data.....................................      *
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      4
           Risk Factors and Cautionary Statement for purposes of the
             "Safe Harbor" Provisions of the Private Securities
             Litigation Reform Act of 1995.............................      8
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     12
Item 8.    Financial Statements and Supplementary Data.................     13
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     34
Item 9A.   Controls and Procedures.....................................     34

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........      *
Item 11.   Executive Compensation......................................      *
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................      *
Item 13.   Certain Relationships and Related Transactions..............      *
Item 14.   Principal Accountant Fees and Services......................     35

                                    PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................     36
           Signatures..................................................     39

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d       = per day
BBtu     = billion British thermal units
Bcf      = billion cubic feet
MMcf     = million cubic feet
Tcfe     = trillion cubic feet equivalent

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing Colorado Interstate Gas Company and/or our subsidiaries.

                                       (i)

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1927. In January 2001, we became a wholly owned subsidiary of El Paso Corporation (El Paso). On January 27, 2004, our parent, Noric Holdings III, L.L.C. was merged into El Paso Noric Investments III, L.L.C. (Noric III), a wholly owned indirect subsidiary of El Paso. Our primary business consists of interstate transportation and storage of natural gas. We conduct our business activities through our natural gas pipeline system and storage facilities, all of which are discussed below.

     The Pipeline System. The Colorado Interstate Gas system provides natural gas transmission, storage and processing services and consists of approximately 4,000 miles of pipeline with a design capacity of approximately 3,100 MMcf/d. During 2003, 2002 and 2001, average throughput was 1,685 BBtu/d, 1,649 BBtu/d and 1,480 BBtu/d. Our system extends from most production areas in the Rocky Mountain region and the Anadarko Basin to the front range of the Rocky Mountains and interconnects with several pipeline systems transporting gas to the Midwest, the Southwest, California and the Pacific Northwest.

     During the fourth quarter of 2003, we completed the construction of additional gas compression and air blending facilities which expanded the deliverability of the Valley Line portion of our Front Range system by approximately 92 MMcf/d.

     Storage Facilities. Along our pipeline system, we have approximately 29 Bcf of underground working natural gas storage capacity, provided by four storage facilities located in Colorado and Kansas.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission system and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. This system operates under a FERC-approved tariff that establishes rates, terms and conditions for services to our customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation and storage;

     - certification and construction of new facilities;

     - extension or abandonment of facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and energy affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariffs are a function of our costs of providing services to our customers, as well as a reasonable return on our invested capital. Approximately 92 percent of our transportation services revenue is attributable to a capacity reservation (demand charge) paid by firm customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 8 percent of our transportation services revenue is primarily attributable to charges based solely on the volumes of gas actually transported or stored on our pipeline system. Consequently, our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local pipeline safety and environmental statutes and regulations. We have continuing programs designed to keep all of our facilities in compliance with pipeline safety and environmental requirements. We believe that our system is in material compliance with the applicable requirements.

     A discussion of significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 9, and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     We serve two major markets, our "on-system" market, consisting of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming, and our "off-system" market, consisting of the transportation of Rocky Mountain natural gas production from multiple supply basins to interconnections with other pipelines bound for the Midwest, the Southwest, California and the Pacific Northwest. We face different types of competition in both markets, as well as from alternate energy sources used to generate electricity such as hydroelectric power, coal and fuel oil. Competition in the on-system market consists of local production from the Denver-Julesburg basin, an intrastate pipeline, and long-haul shippers who elect to sell into this market rather than the off-system market. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services. Competition in the off-system market consists of other interstate pipelines that are directly connected to our supply sources and can transport these volumes to markets in the Midwest, Southwest, California and Pacific Northwest.

     We have approximately 130 firm and interruptible customers, including distribution and industrial customers, electric generation companies, gas producers, other gas pipelines and gas marketing and trading companies. We provide transportation services in both our gas supply and market areas. We have approximately 190 firm transportation contracts with an average remaining term of approximately five years. Approximately 97 percent of our firm capacity is subscribed. The largest customer we served during 2003, which made up approximately 34 percent of our revenues, was Public Service Company of Colorado with a capacity of 1,418 BBtu/d under contracts that expire between 2005 and 2014. Of this amount, 187 BBtu/d expires in 2005 and 970 BBtu/d expires in 2007.

     A number of large natural gas consumers are electric utility companies who use natural gas to fuel electric power generation facilities. Electric power generation is the fastest growing demand sector of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation potentially benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased efficiency in generation and the use of surplus electric capacity as a result of open market access.

     Our existing contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future trends and volatility. We attempt to resubscribe our capacity at the maximum rates allowed under our tariff; however, at times we discount our rates to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 9, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 9, 2004, we had approximately 240 full-time employees, none of whom are subject to a collective bargaining agreement.

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

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 9, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by Noric III and, accordingly, our stock is not publicly traded. Noric III, is an indirect subsidiary of El Paso.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2003, we declared and paid cash dividends of approximately $41 million. No common stock dividends were declared or paid in 2002. We paid cash dividends of $120 million to our parent in 2001.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies and discontinued operations.

                                    GENERAL

     Our business consists of interstate natural gas transportation and storage. Our interstate natural gas transportation system faces varying degrees of competition from other pipelines, as well as from alternate energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. We are regulated by the FERC which regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. As a result, our financial results have historically been relatively stable; however, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend our existing customer contracts or re-market expiring contracted capacity at maximum rates is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We attempt to resubscribe our capacity at the maximum rates allowed under our tariff; although, at times, we discount our rates to remain competitive in particular markets.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the years ended December 31:

                                                               2003     2002
                                                              ------   ------
                                                               (IN MILLIONS)
  Operating revenues........................................  $  279   $  256
  Operating expenses........................................    (120)    (115)
                                                              ------   ------
       Operating income.....................................     159      141
  Other income..............................................      22       14
                                                              ------   ------
       EBIT.................................................     181      155
  Interest and debt expense.................................     (24)     (23)
  Affiliated interest income................................      10        4
  Income taxes..............................................     (64)     (45)
                                                              ------   ------
       Income from continuing operations....................     103       91
  Discontinued operations, net of income taxes..............       8       66
                                                              ------   ------
       Net income...........................................  $  111   $  157
                                                              ======   ======

  Throughput volumes (BBtu/d)(1)............................   1,685    1,649
                                                              ======   ======

---------------
(1) Throughput volumes include billable transportation throughput volume for storage activities and exclude volumes related to discontinued operations.

OPERATING RESULTS (EBIT)

     Our EBIT for the year ended December 31, 2003 was $26 million higher than in 2002. The completion of the Front Range and other expansion projects during 2002 and 2003, and new transportation contracts resulted in higher reservation revenues of $17 million and contributed $15 million to the increase in EBIT. In 2003, we sold our Table Rock sulfur extraction facility and realized a $6 million gain in EBIT on the buyout of a related gas purchase contract. We also had a $15 million benefit in other income and EBIT in 2003 related to the re-application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. See Item 8, Financial Statements and Supplementary Data, Note 1 for a detail of the regulatory assets we established upon re-application of this standard. Offsetting these EBIT increases was $11 million of higher system gas supply costs net of fuel and liquid recoveries.

     Upon our re-application of SFAS No. 71, we changed our depreciation method from the straight line method to the composite method, which is consistent with the way we recover our plant costs under our FERC-approved tariff. As a result of this change, we will now use the FERC estimated useful life of 32 years for our regulated pipeline and storage facilities versus the 50 year useful life we used previously. We estimate the annual increase in our depreciation expense will be approximately $9 million and will be partially offset by an annual increase of approximately $2 million in higher income as a result of the estimated 2004 allowance for equity funds used during construction that we will be able to capitalize under the provisions of SFAS No. 71.

AFFILIATED INTEREST INCOME

     Affiliated interest income for the year ended December 31, 2003, was $6 million higher than in 2002. The increase was due to higher average advances to El Paso under its cash management program in 2003 and higher short-term rates in 2003 on which we earned interest. The average advance balance due from El Paso of $217 million in 2002 increased to $529 million in 2003. The average short-term interest rates increased from 1.9% in 2002 to 2% in 2003.

INCOME TAXES

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................    $64         $45
Effective tax rate..........................................     38%         33%

     Our effective tax rate was different than the statutory rate of 35 percent in 2003 primarily due to state income taxes. In 2002, the difference was primarily due to state income taxes and affiliated dividend income. For a reconciliation of the statutory rate of 35 percent to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 5.

DISCONTINUED OPERATIONS

     During 2002 and 2003, we reflected our production and field services businesses as discontinued operations. See Item 8, Financial Statements and Supplementary Data, Note 3, for a discussion of the sales of these businesses and for summarized financial results of these discontinued operations.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have been provided by cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances to our parent as investing activities in our statement of cash flows. As of December 31, 2003, we had receivables from El Paso of $563 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of December 31, 2003, these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We also had $6 million in other notes receivable from our parent, Noric III. We believe that cash flows from operating activities will be adequate to meet our short-term capital requirements for existing operations. However, as a result of recent announcements by El Paso related to a revision of its estimates of its natural gas and oil reserves, our ability to borrow or recover the amounts advanced under El Paso's cash management program could be impacted. See Item 8, Financial Statements and Supplementary Data, Note 2 for a discussion of these matters. Our cash flows from continuing operations for the years ended December 31 were as follows:

                                                               2003    2002
                                                              ------   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 172    $190
Cash flows from investing activities........................   (208)   (328)
Cash flows from financing activities........................     29     148

     In a series of credit rating agency actions beginning in 2002 and contemporaneously with the downgrades of the senior unsecured indebtedness of El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements and could impede our access to capital markets in the future.

  CAPITAL EXPENDITURES

     Our capital expenditures, including our investments in unconsolidated affiliates, during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................   $30    $ 51
Expansion/Other.............................................    19      91
                                                               ---    ----
     Total..................................................   $49    $142
                                                               ===    ====

     Under our current plan, we expect to spend between approximately $40 million and $55 million in each of the next three years for capital expenditures to maintain the integrity of our pipeline and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between approximately $10 million and $25 million in each of the next three years to expand the capacity of our system contingent upon customer commitment to the projects. We expect to fund our maintenance and expansion capital expenditures through internally generated funds.

  DEBT

     As of December 31, 2003, we had long-term debt outstanding of $280 million. For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 9, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2003, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

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

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is the transportation, storage and processing of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current service volumes and rates, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources such as hydroelectric power;

     - price competition;

     - drilling activity and supply availability of natural gas;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of our customer base;

     - increased cost of capital;

     - opposition to energy infrastructure development, especially in environmentally sensitive areas;

     - adverse general economic conditions; and

     - unfavorable movements in natural gas and liquids prices.

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

     In particular, our ability to extend and/or replace service contracts could be adversely affected by factors we cannot control, including:

     - competition by other pipelines, including the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

     - reduced demand and market conditions in the areas we serve;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     Revenues generated by our contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels and local distribution companies' loss of customer base. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. If natural gas prices in the supply basins connected to our pipeline systems are higher on a delivered basis to our off-system markets than delivered prices from other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Fluctuations in energy prices are caused by a number of factors, including:

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

THE AGENCIES THAT REGULATE US AND OUR CUSTOMERS AFFECT OUR PROFITABILITY.

     Our pipeline business is regulated by the FERC, the U.S. Department of Transportation and various state and local regulatory agencies. Regulatory actions taken by those agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. If our tariff rates were reduced in a future rate proceeding, if our volume of business under our currently permitted rates was decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.

     Further, state agencies and local governments that regulate our local distribution company customers could impose requirements that could impact demand for our services.

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

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties, and these amounts could be material. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 9.

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

ONE CUSTOMER CONTRACTS FOR A SUBSTANTIAL PORTION OF OUR FIRM TRANSPORTATION CAPACITY.

     At December 31, 2003, contracts with Public Service Company of Colorado represented approximately 46% of our firm transportation capacity. For additional information, see Part I, Item 1, Business -- Markets and Competition and Part II, Item 8, Financial Statements and Supplementary Data, Note 12. The loss of this customer or a decline in its credit-worthiness could adversely affect our results of operations, financial position and cash flow.

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

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by

Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook). Our senior unsecured indebtedness is rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these downgrades, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has embarked on its 2003 Long-Range Plan that, among other things, defines El Paso's future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2003, we have net receivables of approximately $560 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 8, Financial Statements and Supplementary Data, Note 14.

     Furthermore, in February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined. El Paso has retained a law firm to conduct an internal investigation, which is ongoing. Also, as a result of the reduction in reserve estimates, several class action suits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates may also become the subject of an SEC investigation or separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 8, Financial Statements and Supplementary Data, Note 2 for a further discussion of the possible impacts of this announcement.

WE MAY BE SUBJECT TO A CHANGE OF CONTROL UNDER CERTAIN CIRCUMSTANCES.

     Our direct parent, Noric III pledged as collateral its equity interests in us. As a result, our ownership is subject to change if El Paso's lenders under the $3 billion revolving credit facility exercise rights over their collateral. El Paso's equity in us also collateralizes approximately $1 billion of other financing arrangements, including leases, letters of credit and other facilities.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the facility, which were zero as of December 31, 2003. Under the facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party. El Paso's revisions to its reserve estimates would likely result in a restatement of its historical financial statements. Any such material restatement would result in an event of default under El Paso's revolving credit facility, which could result in the acceleration of any outstanding borrowings by El Paso, and would preclude us from borrowing under the facility in the future. The acceleration of our future borrowings, if any, under the credit facility, or the inability to borrow under the credit facility, could adversely affect our liquidity position and, in turn, our financial condition.

     Furthermore, any indentures governing our long-term debt include cross-acceleration provisions. Therefore, if we borrow $5 million or more under the credit facility and such borrowings are accelerated for any reason, including the default of another party, our long-term debt could also be accelerated. The acceleration of our long-term debt could also adversely affect our liquidity position and, in turn, our financial condition.

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

WE ARE A WHOLLY OWNED SUBSIDIARY OF NORIC III, AN INDIRECT SUBSIDIARY OF EL
PASO.

     As we are an indirect subsidiary of El Paso, El Paso has substantial control over:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities, by expected maturity dates and the fair value of those securities. As of December 31, 2003, the fair values of our long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                         DECEMBER 31, 2003                  DECEMBER 31, 2002
                                           ----------------------------------------------   ------------------
                                            EXPECTED FISCAL YEAR OF MATURITY OF CARRYING
                                                              AMOUNTS
                                           ----------------------------------------------
                                                                                   FAIR     CARRYING     FAIR
                                             2005        2007        TOTAL        VALUE     AMOUNTS     VALUE
                                           --------     -------     --------     --------   --------    ------
                                                                      (IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
     portion -- fixed rate...............   $ 180        $100(1)      $280         $294       $280       $250
     Average interest rate...............    10.0%        6.9%

---------------

(1) Holders of $100 million of our long-term debt, which has a stated maturity date of 2037, have the option to redeem these securities in 2007 at par value. As a result, we assume these amounts will mature in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COLORADO INTERSTATE GAS COMPANY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Operating revenues..........................................   $279     $256     $250
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance.................................     94       88      127
  Merger-related costs......................................     --       --       31
  Depreciation, depletion and amortization..................     21       21       17
  Gain on long-lived assets.................................     (6)      (1)      --
  Taxes, other than income taxes............................     11        7        9
                                                               ----     ----     ----
                                                                120      115      184
                                                               ----     ----     ----
Operating income............................................    159      141       66
Other income................................................     22       --       --
Affiliated dividend income..................................     --       14        3
Interest and debt expense...................................    (24)     (23)     (23)
Affiliated interest income..................................     10        4       11
                                                               ----     ----     ----
Income before income taxes..................................    167      136       57
Income taxes................................................     64       45       18
                                                               ----     ----     ----
Income from continuing operations...........................    103       91       39
Discontinued operations, net of income taxes................      8       66       54
                                                               ----     ----     ----
Net income..................................................   $111     $157     $ 93
Other comprehensive income (loss)...........................     --       (3)       3
                                                               ----     ----     ----
Comprehensive income........................................   $111     $154     $ 96
                                                               ====     ====     ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
                                   ASSETS

Current assets
  Cash and cash equivalents.................................  $    4   $   11
  Accounts and notes receivable
    Customer, net of allowance of $2 in 2003 and $1 in
      2002..................................................      27       31
    Affiliates..............................................       1       42
    Other...................................................       1        1
  Materials and supplies....................................       4        5
  Assets of discontinued operations.........................      --       78
  Deferred income taxes.....................................       7       12
  Other.....................................................       8        4
                                                              ------   ------
         Total current assets...............................      52      184
                                                              ------   ------
Property, plant and equipment, at cost......................   1,157    1,175
  Less accumulated depreciation, depletion and
    amortization............................................     372      419
                                                              ------   ------
         Total property, plant and equipment, net...........     785      756
                                                              ------   ------
Other assets
  Note receivables from affiliate...........................     569      444
  Assets of discontinued operations.........................      --       30
  Other.....................................................      18        3
                                                              ------   ------
                                                                 587      477
                                                              ------   ------
         Total assets.......................................  $1,424   $1,417
                                                              ======   ======

                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
    Trade...................................................  $    2   $    7
    Affiliates..............................................      10       11
    Other...................................................       9       15
  Taxes payable.............................................      69       88
  Accrued liabilities.......................................      13       18
  Liabilities of discontinued operations....................      --       20
  Contractual deposits......................................       9        8
  Other.....................................................       4        4
                                                              ------   ------
         Total current liabilities..........................     116      171
                                                              ------   ------
Long-term debt..............................................     280      280
                                                              ------   ------
Other liabilities
  Deferred income taxes.....................................     162      136
  Liabilities of discontinued operations....................      --        9
  Other.....................................................       7       31
                                                              ------   ------
                                                                 169      176
                                                              ------   ------
Commitments and contingencies

Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
    authorized and issued...................................      --       --
  Additional paid-in capital................................      47       48
  Retained earnings.........................................     812      742
                                                              ------   ------
         Total stockholder's equity.........................     859      790
                                                              ------   ------
         Total liabilities and stockholder's equity.........  $1,424   $1,417
                                                              ======   ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2003     2002    2001
                                                              ------   ------   -----
Cash flows from operating activities
  Net income................................................  $ 111    $ 157    $ 93
     Less income from discontinued operations, net of income
      taxes.................................................      8       66      54
                                                              -----    -----    ----
  Net income from continuing operations.....................    103       91      39
  Adjustments to reconcile net income from continuing
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............     21       21      17
     Deferred income tax expense............................     33       30      11
     Non-cash portion of merger-related costs...............     --       --      17
     Net gain on sale of assets.............................     (6)      (1)     --
     Re-application of SFAS No. 71..........................    (15)      --      --
     Other non-cash income items............................     (1)      (3)      5
     Current asset and liability changes, net of non-cash
      transactions
       Accounts receivable..................................     63      (82)     30
       Accounts payable.....................................     27       66     (83)
       Taxes payable........................................    (20)      40      26
       Other current asset and liability changes
          Assets............................................     (4)      18     (15)
          Liabilities.......................................     (2)       5      44
     Non-current asset and liability changes
       Assets...............................................     (1)      13       5
       Liabilities..........................................    (26)      (8)     --
                                                              -----    -----    ----
     Cash provided by continuing operations.................    172      190      96
     Cash provided by (used in) discontinued operations.....     (4)      13      64
                                                              -----    -----    ----
          Net cash provided by operating activities.........    168      203     160
                                                              -----    -----    ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (49)    (129)   (156)
  Additions to investments..................................     --      (13)     --
  Net proceeds from the sale of assets and investments......      9       51       2
  Net change in affiliated advances receivable..............   (167)    (237)     99
  Other.....................................................     (1)      --      33
                                                              -----    -----    ----
     Cash used in continuing operations.....................   (208)    (328)    (22)
     Cash provided by (used in) discontinued operations.....     74      135     (18)
                                                              -----    -----    ----
          Net cash used in investing activities.............   (134)    (193)    (40)
                                                              -----    -----    ----
Cash flows from financing activities
  Contributions from discontinued operations................     70      148      46
  Dividends paid............................................    (41)      --    (120)
                                                              -----    -----    ----
     Net cash provided by (used in) continuing operations...     29      148     (74)
     Cash used in discontinued operations...................    (70)    (148)    (46)
                                                              -----    -----    ----
          Net cash used in financing activities.............    (41)      --    (120)
Change in cash and cash equivalents.........................     (7)      10      --
  Less change in cash and cash equivalents related to
     discontinued operations................................     --       --      --
                                                              -----    -----    ----
  Change in cash and cash equivalents from continuing
     operations.............................................     (7)      10      --
Cash and cash equivalents
  Beginning of period.......................................     11        1       1
                                                              -----    -----    ----
  End of period.............................................  $   4    $  11    $  1
                                                              =====    =====    ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                             ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                  OTHER           TOTAL
                                  ---------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                  SHARES   AMOUNT    CAPITAL     EARNINGS      INCOME          EQUITY
                                  ------   ------   ----------   --------   -------------   -------------
January 1, 2001.................     10     $ 28       $19        $ 612          $--            $ 659
  Net income....................                                     93                            93
  Allocated tax benefit of El
     Paso equity plans..........                         1                                          1
  Other comprehensive income,
     net of $1 in taxes.........                                                   3                3
  Cash dividend.................                                   (120)                         (120)
                                  -----     ----       ---        -----          ---            -----
December 31, 2001...............     10       28        20          585            3              636
  Net income....................                                    157                           157
  Other comprehensive loss, net
     of $1 in taxes.............                                                  (3)              (3)
  Change in par value and shares
     of common stock............    990      (28)       28                                         --
                                  -----     ----       ---        -----          ---            -----
December 31, 2002...............  1,000       --        48          742           --              790
  Net income....................                                    111                           111
  Allocated tax expense of El
     Paso equity plans..........                        (1)                                        (1)
  Cash dividend.................                                    (41)                          (41)
                                  -----     ----       ---        -----          ---            -----
December 31, 2003...............  1,000     $ --       $47        $ 812          $--            $ 859
                                  =====     ====       ===        =====          ===            =====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

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

  Regulated Operations

     Our natural gas pipeline is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the use of regulated accounting under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, because of a substantial amount of volumes being transported on our system at discounted rates and the impact of expected increases in competition, coupled with slow demand growth, which would put the recovery of our cost of service at risk. Since that time, market improvements, including the growth in the demand for electricity from gas fired power plants in the western United States and improved value for off-system capacity, the completion of our latest rate case in 2003 and the subscription of nearly all of our current capacity have resulted in our re-application of regulated accounting under SFAS No. 71 effective December 31, 2003. SFAS No. 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. We will perform an annual review to assess the ongoing applicability of SFAS No. 71.

     As a result of re-establishing the principles of SFAS No. 71, we recorded other income of $15 million in our 2003 income statement comprised of $9 million to record the regulatory asset associated with the tax gross-up of allowance for funds used during construction (AFUDC) and $6 million to record the postretirement benefits to be collected from our customers in the future. Additionally, we reclassified $1 million in other non-current assets and $2 million in other current and non-current liabilities as regulatory related matters. See Note 7 for a detail of our regulatory assets and liabilities.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of an outstanding receivable balance. We review collectibility regularly and establish or adjust our allowance as necessary using the specific identification method.

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

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. We capitalize direct costs, such as labor and materials and indirect costs, such as overhead, interest and, upon adoption of SFAS No. 71, an equity return component for our regulated businesses as allowed by the FERC. We capitalize the major units of property replacements or improvements and expense minor items.

     Prior to our re-application of SFAS No. 71, we used the straight-line method to depreciate our pipeline and storage systems over their remaining useful lives of 50 years at a rate of 2 percent. Upon the re-application of SFAS No. 71, we changed this method to a composite (group) method which is consistent with the manner in which we recover our capitalized costs in our established rates. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. Currently, our depreciation rates vary from 2 to 27 percent. Using these rates, the average remaining depreciable lives of these assets range from 2 to 32 years.

     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. Prior to the re-application of SFAS No. 71, we recognized gains or losses in income from sales of assets less the cost of the assets. Following the re-application of SFAS No. 71, we do not recognize a gain or loss on regulated property plant and equipment unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.

     At December 31, 2003 and 2002, we had approximately $37 million and $66 million of construction work in progress included in our property, plant and equipment.

     We capitalize a carrying cost on funds invested during construction of long-lived assets. This carrying cost is calculated based on our average cost of debt. Interest capitalized during the years ended December 31, 2003, 2002, and 2001, was $2 million, $3 million and $2 million. These amounts are included as an offset to interest expense in our income statement. Beginning in 2004, as a result of our application of SFAS No. 71, an allowance for funds used during construction, or AFUDC equity component will also be recorded based on average funds invested. Capitalized carrying costs for debt and equity are reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments

     We evaluate our assets for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to the estimated sales price, less costs to sell. We also classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows. We applied SFAS No. 144 in accounting for the sales of our field services and production businesses during 2003 and 2002, which met all of the requirements to be treated as discontinued operations in 2003 and 2002. See Note 3 for further information.

  Accumulated Other Comprehensive Income

     On January 1, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative unrealized loss of $2 million, net of income taxes, in accumulated other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. As of December 31, 2001, the value of cash flow hedges included in accumulated other comprehensive income was an unrealized gain of $3 million, net of income taxes. As a result of the sale of most of our pipeline segment's natural gas and oil properties, in June 2002, we recognized a $3 million reduction in comprehensive income on derivative positions that no longer qualified as cash flow hedges under SFAS No. 133. We terminated all of our derivative positions in 2002, and are no longer involved in hedging activities. For the years ended December 31, 2002 and 2001, no ineffectiveness was recorded in earnings on our cash flow hedges.

  Revenue Recognition

     Our revenues consist primarily of demand and throughput-based transportation and storage services. We recognize demand revenues on firm contracted capacity and storage monthly over the contract period, regardless of the amount of capacity that is actually used. For throughput-based services, as well as revenues on sales of natural gas and related products, we record revenues when physical deliveries of natural gas or other commodities are made at the agreed upon delivery point. Revenues in all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract or tariff. Our pipeline is subject to FERC regulations and, as a result, revenues we collect may be refunded in a final order of a pending rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

  Environmental Costs and Other Contingencies

     We record environmental liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. We recognize a current period expense when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal and state income tax returns. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal and state income taxes, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated returns. El Paso pays all consolidated U.S. federal and state income taxes directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments.

2. LIQUIDITY

     In February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined.

     A material restatement of El Paso's prior period financial statements may result in an "event of default" under El Paso's revolving credit facility and various other financing transactions; specifically under the provisions of the facility related to representations and warranties on the accuracy of its historical financial statements and its debt to total capitalization ratio. El Paso has received waivers on its revolving credit facility and two other transactions. These waivers have a condition that provides for the expiration of the waiver in thirty days, unless El Paso successfully receives waivers on other specified transactions within that time period. El Paso is pursuing these additional waivers and expects to receive them. However, if El Paso is unable to obtain these additional waivers, and there is an existing event of default, El Paso could be required to immediately repay the amounts outstanding under the revolving credit facility, and El Paso and we would be precluded from borrowing under this facility. We currently have no outstanding borrowings under the facility, have never borrowed under the facility and do not believe we will need to borrow from the facility in the future. In addition, based upon a review of the covenants and indentures of our other outstanding indebtedness, we do not believe that a default on the revolving credit facility would constitute an event of default on our other debt securities.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically and consistently provided cash to El Paso under this program, and as of December 31, 2003, we had a cash advance receivable from El Paso of $563 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Non-cash write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to fall below 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in a default under our existing debt securities. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership in us serves as collateral under El Paso's revolving credit facility and other of El Paso's borrowings. If El Paso's lenders under this facility or those borrowings were to exercise their rights to this collateral, our ownership could change. However, this change of control would not constitute an event of default under our existing debt securities. However, if the rating of our debt were downgraded by the rating agencies by "one full grade" within 60 days after a change of control, we would be required to give some of our bondholders the option to tender their debt.

     If, as a result of the events described above, El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

     Finally, we have cross-acceleration provisions in our long-term debt that state that should we incur an event of default under which borrowings in excess of $5 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

3. DISCONTINUED OPERATIONS AND DIVESTITURES

  Discontinued Operations

     In the first quarter of 2003, we announced a plan to sell our Mid-Continent midstream assets and completed the sale of our Wyoming gathering systems. With this announcement, we completed or announced the sale of substantially all of our midstream assets. As a result, we reclassified these assets and operations as discontinued operations in our financial statement beginning in the first quarter of 2003.

     In February 2003, we completed the sale of a natural gas gathering system located in the Panhandle field of Texas. Net proceeds on this transaction of approximately $19 million had been previously advanced to us by the purchaser in July 2002. These assets were also reflected as discontinued operations in the third quarter of 2002.

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

     In April 2002, we executed an agreement to sell to Pioneer Natural Resources USA, Inc. and affiliates (Pioneer) all of our interests in natural gas and oil production properties and related contracts located in Texas, Kansas and Oklahoma. The sale was completed on July 1, 2002, and as part of the sale, we assigned all our rights and obligations under the Amarillo "B" contract to Pioneer. These properties were previously included in our Pipeline segment. Net proceeds from the sale were approximately $112 million, and we recognized a gain in the third quarter of 2002 of approximately $23 million, net of an $8 million reserve for environmental contingencies and $13 million of income taxes.

     The summarized financial results of our discontinued operations are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2003   2002    2001
                                                              ----   -----   -----
                                                                 (IN MILLIONS)
Operating Results:
  Revenues..................................................  $ 67   $ 185   $ 246
  Costs and expenses........................................   (67)   (142)   (163)
  Gain on sale of assets....................................    12      61      --
                                                              ----   -----   -----
     Operating income.......................................    12     104      83
  Income taxes..............................................    (4)    (38)    (29)
                                                              ----   -----   -----
     Income from discontinued operations, net of income
       taxes................................................  $  8   $  66   $  54
                                                              ====   =====   =====

                                                              DECEMBER 31,
                                                                  2002
                                                              -------------
                                                              (IN MILLIONS)
Financial Position Data:
  Assets of discontinued operations
     Accounts receivable....................................      $ 43
     Other current assets...................................        14
     Property, plant and equipment, net.....................        49
     Other..................................................         2
                                                                  ----
          Total assets......................................      $108
                                                                  ====
  Liabilities of discontinued operations
     Accounts payable and other current liabilities.........      $ 20
     Deferred income taxes..................................         9
                                                                  ----
          Total liabilities.................................      $ 29
                                                                  ====

 Divestitures

     During 2003, we sold various assets with a combined net book value of less than $1 million. Net proceeds from these sales were approximately $8 million, which includes $6 million related to the buyout of a gas purchase contract. We recorded a gain on the sale of long-lived assets of approximately $6 million.

     During March 2002, we sold natural gas and oil production properties located in south Texas, to our indirect parent, El Paso CGP Company (El Paso
CGP). Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.

     During November 2002, we sold CIG Exploration, Inc., a consolidated subsidiary, to CIGE Holdco, Inc., an affiliated company. We received gross proceeds from this sale of $75 million, which was based on the net book value of the company (since the sale occurred between affiliated entities under common control). We did not recognize a gain or loss on the sale.

4. MERGER-RELATED COSTS

     During the year ended December 31, 2001, we incurred merger-related costs of $31 million associated with El Paso's merger with our former parent company, El Paso CGP in January 2001. These charges include employee costs of $13 million which consist of employee severance, retention and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation, costs for pension and postretirement benefits settled and curtailed under existing benefit plans. Following the merger, approximately 180 full-time positions were eliminated through a combination of early retirement and terminations. The pension and postretirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee costs were expensed as incurred and were paid in the first and second quarters of 2001. Also included in merger-related costs were $18 million, primarily associated with a $7 million write-off related to the valuation of natural gas imbalances to conform our imbalance valuation methods to El Paso's, and $9 million related to a disputed gas pricing claim. All charges were accrued as of the merger date with the exception of the gas pricing claim which was expensed when incurred.

5. INCOME TAXES

     The following table reflects the components of income tax expense from continuing operations for each of the three years ended December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current
  Federal...................................................  $28    $13    $ 6
  State.....................................................    3      2      1
                                                              ---    ---    ---
                                                               31     15      7
                                                              ---    ---    ---
Deferred
  Federal...................................................   29     27     12
  State.....................................................    4      3     (1)
                                                              ---    ---    ---
                                                               33     30     11
                                                              ---    ---    ---
          Total income tax expense from continuing
            operations......................................  $64    $45    $18
                                                              ===    ===    ===

     Our income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent to income before taxes for the following reasons at December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............  $58    $48    $20
Items creating rate differences:
  State income tax, net of federal income tax benefit.......    5      3     --
  Affiliated dividend income................................   --     (5)    (1)
  Other.....................................................    1     (1)    (1)
                                                              ---    ---    ---
Income tax expense from continuing operations...............  $64    $45    $18
                                                              ===    ===    ===
Effective tax rate..........................................  38%    33%    32%
                                                              ===    ===    ===

     The following are the components of our net deferred tax liability of continuing operations at December 31:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $154    $133
  Other.....................................................    15      11
                                                              ----    ----
          Total deferred tax liability......................   169     144
                                                              ----    ----
Deferred tax assets
  Reserve for rate refund and contested claims..............    --       2
  Employee benefits and deferred compensation obligations...     1       7
  Other.....................................................    13      11
                                                              ----    ----
          Total deferred tax asset..........................    14      20
                                                              ----    ----
Net deferred tax liability..................................  $155    $124
                                                              ====    ====

     Under El Paso's tax accrual policy, we are allocated the tax effects associated with our employees' non-qualified dispositions of employee stock purchase plan stock, the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation increased taxes payable by $1 million in 2003 and reduced taxes payable by $1 million in 2001. This allocation was not material in 2002. These tax effects are included in additional paid-in capital in our balance sheet.

6. FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2003                     2002
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities(1)....    $280        $294         $280        $250

---------------
(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     As of December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

7. REGULATORY ASSETS AND LIABILITIES

     Our regulatory assets and regulatory liabilities as of December 31, 2003 and 2002 are presented below.

                                                             DECEMBER 31,       REMAINING
DESCRIPTION                                                      2003        RECOVERY PERIOD
-----------                                                  -------------   ---------------
                                                             (IN MILLIONS)
Non-current regulatory assets
  Grossed-up deferred taxes on capitalized funds used
     during construction(1)................................       $ 9           29 years
  Postretirement benefit...................................         6            7 years
  Under-collected deferred income taxes(1).................         1                N/A
                                                                  ---
     Total non-current regulatory assets(2)................       $16
                                                                  ===
Current regulatory liabilities
  Postemployment benefit(1)(2).............................       $ 1                N/A
                                                                  ---
Non-current regulatory liabilities
  Excess deferred income taxes(2)..........................       $ 1            7 years
                                                                  ---
     Total regulatory liabilities..........................       $ 2
                                                                  ===

---------------
(1) These amounts are not included in our rate base on which we earn a current return.

(2) Amounts are included as other non-current assets and other current and non-current liabilities in our balance sheet.

8. LONG-TERM DEBT

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
10% Senior Debentures, due 2005(1)..........................  $180    $180
6.85% Senior Debentures, due 2037(2)........................   100     100
                                                              ----    ----
          Long-term debt....................................  $280    $280
                                                              ====    ====

---------------
(1) Contains cross-acceleration provisions, the most restrictive of which is a $5 million cross-acceleration clause. If triggered, repayment of our long-term debt, could be accelerated.

(2) These debentures are puttable to us by the holders in 2007. For maturity purposes, we assume these will be redeemed in 2007.

     Aggregate maturities of the principal amounts of long-term debt for the next five years and in total thereafter are as follows:

                                                              (IN MILLIONS)
2005........................................................      $180
2007........................................................       100
                                                                  ----
          Total long-term debt..............................      $280
                                                                  ====

  Other Financing Arrangements

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaced El Paso's previous $3 billion revolving credit facility. El Paso's $1 billion revolving credit facility, which matured in August 2003, and approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations under those arrangements to the new credit facility. In December 2003, we became a borrower under the $3 billion revolving credit facility along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company (TGP) and El Paso Natural Gas Company (EPNG), and El Paso's equity in several of its subsidiaries, including its equity in us, collateralize the credit facility and the other financing arrangements. We are only liable for amounts we directly borrow. As of December 31, 2003, $850 million was outstanding and $1.2 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which was borrowed by or issued on behalf of us. See Note 2 for a discussion regarding El Paso's possible default on the $3 billion revolving credit facility.

     El Paso's equity in us, a production payment from El Paso and various natural gas and oil properties were pledged as collateral under an El Paso financing arrangement known as the Clydesdale financing arrangement. In April of 2003, El Paso restructured the remaining $753 million outstanding under its Clydesdale financing arrangement as a term loan. In December 2003, El Paso repaid the outstanding balance on the Clydesdale term loan and we were released as collateral.

     Under the $3 billion revolving credit facility and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 14. For the year ended December 31, 2003, we were in compliance with all of our debt-related covenants.

9. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June
1997). Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of December 31, 2003, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2003, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies, which we anticipate incurring through 2027. This accrual includes $9 million for environmental contingencies related to oil and gas properties we sold in 2003. Our accrual at December 31, 2003, was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of December 31, 2003 (in millions):

Balance as of January 1, 2003...............................  $13
Additions/adjustments for remediation activities............    3
Payments for remediation activities.........................   (2)
                                                              ---
Balance as of December 31, 2003.............................  $14
                                                              ===

     For 2004, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations.

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

  Rates and Regulatory Matters

     FERC Audit of Capacity Release Transactions. On December 1, 2003, the FERC's Office of Market Oversight and Investigations (OMOI) sent us a data request related to capacity release transactions. We responded on January 15, 2004. Our costs and legal response related to this matter are not currently determinable.

     There are other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure and accruals related to these matters. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital and Other Commitments

     At December 31, 2003, we had capital and investment commitments of approximately $3 million primarily related to our ongoing capital projects. Our other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

     We executed a service agreement with Wyoming Interstate Company, Ltd., our affiliate, providing for the availability of pipeline transportation capacity through July 31, 2007. Under the service agreement, we are required to make minimum annual payments of $9 million for 2004, $7 million for 2005, $5 million for 2006, and $2 million for 2007. We expensed approximately $9 million for each of the three years ended December 31, 2003 pursuant to this agreement.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. The aggregate minimum lease commitments are $1 million for the years 2004 to 2008. These amounts exclude minimum annual commitments paid by El Paso, which are allocated to us through an overhead allocation. See a further discussion of transactions with related parties in Note 14. Rental expense on our operating leases for the years ended December 31, 2003, 2002 and 2001, was $2 million, $3 million and $3 million.

10. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. Prior to our merger with El Paso, our former parent, El Paso CGP, provided non-contributory pension plans covering substantially all of its U.S. employees, including our employees. On April 1, 2001, this plan was merged into El Paso's existing cash balance plan. Our employees who were participants in this plan on March 31, 2001 receive the greater of cash balance benefits under the El Paso plan or the predecessor's plan benefits accrued through March 31, 2006.

     El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. In March 2003, El Paso suspended the matching contribution. Effective July 1, 2003, El Paso began making matching contributions again at a rate of 50 percent of participant basic contributions up to 6 percent. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

 Other Postretirement Benefits

     As a result of El Paso's merger with our former parent, El Paso CGP, we offered a one-time election through an early retirement window for employees who were at least age 50 with 10 years of service on December 31, 2000, to retire on or before June 30, 2001, and keep benefits under our postretirement medical and life plans. Total charges associated with the curtailment and special termination benefits were $8 million. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. Employees who retired after June 30, 2001, continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through our rates. We expect to contribute $2 million to our other postretirement benefit plan in 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The benefit obligations and costs reported below, which include prescription drug coverage, do not reflect the impact of this legislation. Current accounting standards that are not yet effective may require changes to previously reported benefit information once they are finalized.

     The following table presents the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended September 30 (the plan reporting date):

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................   $13     $15
  Interest cost.............................................     1       1
  Participant contributions.................................     1       1
  Actuarial gain............................................    (1)     (2)
  Benefits paid.............................................    (2)     (2)
                                                               ---     ---
  Benefit obligation at end of period.......................   $12     $13
                                                               ===     ===
Change in plan assets
  Fair value of plan assets at beginning of period..........   $10     $10
  Actual return on plan assets..............................     2      (1)
  Employer contributions....................................     2       2
  Participant contributions.................................     1       1
  Benefits paid.............................................    (2)     (2)
                                                               ---     ---
  Fair value of plan assets at end of period................   $13     $10
                                                               ===     ===
Reconciliation of funded status
  Funded (under funded) status as of September 30...........   $ 1     $(3)
  Fourth quarter contributions..............................    --       1
  Unrecognized actuarial gain...............................    (6)     (4)
                                                               ---     ---
  Net accrued benefit cost at December 31...................   $(5)    $(6)
                                                               ===     ===

     Benefit costs include the following components for the year ended December 31:

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
  Interest cost.............................................  $  1    $  1    $   1
  Expected return on plan assets............................    (1)     --       --
  Curtailment and special termination benefits..............            --        8
                                                              -----   -----   -----
  Net postretirement benefit cost...........................  $ --    $  1    $   9
                                                              =====   =====   =====

     Benefit obligations are based on actuarial estimates and assumptions. The following table details the weighted average assumptions we used for our other postretirement plan for 2003, 2002 and 2001:

                                                              2003     2002    2001
                                                              -----    ----    ----
Assumptions related to benefit obligations at September 30:
  Discount rate.............................................   6.00%   6.75%
Assumptions related to benefit costs at December 31:
  Discount rate.............................................   6.75%   7.25%   7.75%
  Long-term rate of return on plan assets(1)................   7.50%   7.50%   7.50%

---------------

(1) The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 38% to 39% on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.

     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.0 percent in 2003, gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends can have a significant effect on the amounts reported for other postretirement benefit plans. The impact of a one-percentage point increase or decrease in assumed health care cost trends presented above would have been less than $1 million for both our service and interest costs and our accumulated postretirement benefit obligations.

     Other Postretirement Plan Assets. The following table provides the actual asset allocations in our postretirement plan as of September 30:

                                                              ACTUAL   ACTUAL
                                                               2003     2002
                                                              ------   ------
Equity securities...........................................    28%      --%
Debt securities.............................................    58       --
Other.......................................................    14      100
                                                               ---      ---
Total.......................................................   100%     100%

     The target allocation for the invested assets is 65% equity/35% fixed income. In late 2003, we modified our target asset allocations for our postretirement plan to increase our equity allocation to 65 percent of total plan assets. As of September 30, 2003 we had not yet adjusted our portfolio's investments to reflect this change in strategy. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.

     The primary investment objective of our plan is to ensure, that over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall in investment performance compared to investment objectives is the result of general economic and capital market conditions.

11. COMMON STOCK

     During 2001 we paid cash dividends to our parent of $120 million. No common stock dividends were declared or paid during 2002. In February 2003, we declared and paid a $41 million dividend to our parent.

12. TRANSACTIONS WITH MAJOR CUSTOMER

     The following table shows revenues from our major customer for each of the three years ended December 31:

                                                              2003     2002     2001
                                                              ----     ----     ----
                                                                  (IN MILLIONS)
Public Service Company of Colorado (PSCO)(1)................  $95      $88      $94

---------------

(1) Our contracts with PSCO include 1,418 BBtu/d that expire between 2005 and 2014. Of this amount, 187 BBtu/d expires in 2005 and 970 BBtu/d expires in 2007. PSCO represents approximately 46% of our firm capacity.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Interest paid, net of capitalized interest..................  $23     $22     $23
Income tax payments.........................................   63      27      13

14. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $563 million at December 31, 2003, at a market rate of interest which was 2.8%. At December 31, 2002, we had advanced $469 million at a market rate of interest which was 1.5%. These receivables are due upon demand; however; we do not anticipate settlement within the next twelve months. As of December 31, 2003 and 2002, we classified $563 million and $444 million as non-current note receivables from affiliates. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At December 31, 2003 and 2002, we had other accounts receivable from affiliates of $1 million and $17 million. In addition, at December 31, 2003, we had a $6 million non-current note receivable from our parent, Noric III. Accounts payable to related parties was $10 million and $11 million at December 31, 2003 and 2002. These balances arose in the normal course of our business. As a result of El Paso's credit rating downgrades, we maintained $3 million and $2 million as of December 31, 2003 and 2002, in contractual deposits related to our affiliates' transportation contracts on our system.

     El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 2003, 2002 and 2001 the annual charges were $27 million, $22 million and $36 million. During 2003, 2002 and 2001, EPNG and TGP allocated payroll and other expenses to us associated with our shared pipeline services. The allocated expenses are based on the estimated level of staff and their expenses to provide the services. For the years ended December 2003, 2002 and 2001, the annual charges were $19 million, $16 million and $10 million. During 2003, 2002, and 2001 we provided some administrative functions for our affiliates. We, in turn, allocated administrative and general operating costs to our affiliates based on reasonable contractual levels for the services provided. The amounts recorded for these services are reported as reimbursement of operating expenses. We believe all the allocation methods are reasonable.

     We enter into transactions with other El Paso subsidiaries in the normal course of our business to transport, sell and purchase natural gas which increased our affiliated revenue and charges. As discussed more fully in Note 9, we also have a transportation service agreement with Wyoming Interstate Company, Ltd. that extends through 2007. Services provided by these affiliates are based on the same terms as non-affiliates.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues....................................................  $33    $52    $ 92
Operation and maintenance expenses..........................   63     56     101
Reimbursement of operating expenses.........................    9     10       4

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The table below presents our summarized quarterly financial information. For the quarters ended March 31, 2003 and each of the quarters in 2002, our summarized quarterly financial information includes reclassifications for discontinued operations (see Note 3 for further discussion of our discontinued operations).

                                                         QUARTERS ENDED
                                         -----------------------------------------------
                                         MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL
                                         --------   -------   ------------   -----------   -----
                                                              (IN MILLIONS)
2003
  Operating revenues...................    $82        $68         $54            $75       $279
  Operating income.....................     54         41          27             37        159
  Income from continuing operations....     31         22          15             35        103
  Discontinued operations, net of
     income taxes......................      1          7          --             --          8
  Net income...........................     32         29          15             35        111
2002
  Operating revenues...................    $69        $53         $54            $80       $256
  Operating income.....................     38         28          27             48        141
  Income from continuing operations....     19         15          14             43         91
  Discontinued operations, net of
     income taxes......................      7         11          26             22         66
  Net income...........................     26         26          40             65        157

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of Colorado Interstate Gas Company:

     In our opinion, the consolidated financial statements in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company's indirect parent, El Paso Corporation, may be in default of covenants contained in its revolving credit facility and other financing transactions. Such an event of default could have a material impact on the Company's liquidity. Certain waivers have been obtained by El Paso Corporation, however, additional waivers must be obtained and certain conditions must be satisfied to continue the effectiveness of the waivers.

     As discussed in Note 1, the Company re-applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, on December 31, 2003.

     As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2004

                                  SCHEDULE II

                        COLORADO INTERSTATE GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                      BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE
                                      BEGINNING     COSTS AND       OTHER                         AT END
            DESCRIPTION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS(1)    OF PERIOD
            -----------               ----------    ----------    ----------    -------------    ---------
2003
  Legal Reserves....................     $ 2           $ (2)         $ --           $ --            $--
  Environmental Reserves............      13              3            --             (2)            14
  Provision for Refunds.............       4             (4)           --             --             --
  Allowance for Doubtful Accounts...       1             (1)            2             --              2
2002
  Legal Reserves....................     $19           $ (7)         $ --           $(10)           $ 2
  Environmental Reserves............       7              8            --             (2)            13
  Provision for Refunds.............       5              7            --             (8)             4
  Allowance for Doubtful Accounts...      --              1            --             --              1
2001
  Legal Reserves....................     $22           $ --          $ (3)          $ --            $19
  Environmental Reserves............       4             --             3             --              7
  Provision for Refunds.............      --              5            --             --              5

---------------

(1) These amounts represent cash payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Annual Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Annual Report.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Fees for the years ended December 31, 2003 and 2002 of $500,000 and $470,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of Colorado Interstate Gas Company. No other audit-related, tax or other services were provided by our auditors for the years ended December 31, 2003 and 2002.

     We are a wholly owned indirect subsidiary of El Paso and do not have a separate audit committee. El Paso's Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso's pre-approval policies for audit and non-audit related services, see El Paso Corporation's proxy statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Financial statements and supplemental information.

     The following consolidated financial statements are included in Part II,
Item 8, of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income and Comprehensive
  Income....................................................   13
Consolidated Balance Sheets.................................   14
Consolidated Statements of Cash Flows.......................   15
Consolidated Statements of Stockholder's Equity.............   16
Notes to Consolidated Financial Statements..................   17
Report of Independent Auditors..............................   32

     2. Financial statement schedules.

          Schedule II -- Valuation and Qualifying
           Accounts.........................................   33
          All other schedules are omitted because they are
        not applicable, or the required information is
        disclosed in the financial statements or
        accompanying notes.

     3. Exhibit list........................................   37

     (B) REPORTS ON FORM 8-K.

     None.

                        COLORADO INTERSTATE GAS COMPANY

                                  EXHIBIT LIST
                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
           3.B           By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form
                         10-K)
          10.A           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company, El Paso Production GOM Inc. and CIG
                         Production Company, L.P., and Pioneer Natural Resources USA,
                         Inc. dated as of April 8, 2002 (Exhibit 10.A to our Form 8-K filed April 23, 2002).
          10.B           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company and Pioneer Natural Resources USA,
                         Inc. dated as of April 13, 2002 (Exhibit 10.B to our Form
                         8-K filed April 23, 2002).
          10.C           $3,000,000,000 Revolving Credit Agreement dated as of April
                         16, 2003 among El Paso Corporation, El Paso Natural Gas
                         Company, Tennessee Gas Pipeline Company and ANR Pipeline
                         Company, as Borrowers, the Lenders Party thereto, and
                         JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                         N.V. and Citicorp North America, Inc., as Co-Document
                         Agents, Bank of America, N.A. and Credit Suisse First
                         Boston, as Co-Syndication Agents, J.P. Morgan Securities
                         Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                         and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                         Corporation's Form 8-K filed April 18, 2003.)
          10.D           Security and Intercreditor Agreement dated as of April 16,
                         2003 among El Paso Corporation, the persons referred to
                         therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                         JPMorgan Chase Bank, as Credit Agreement Administrative
                         Agent and JPMorgan Chase Bank, as Collateral Agent,
                         Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                         El Paso Corporation's Form 8-K filed April 18, 2003).
         *10.E           Pipeline Company Borrower Joinder Agreement dated as of
                         December 23, 2003.
         *10.F           CIG Joinder Agreement dated as of December 23, 2003.
         *31.A           Certification of Chief Executive Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *31.B           Certification of Chief Financial Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *32.A           Certification of Chief Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.
         *32.B           Certification of Chief Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2004.

                                          COLORADO INTERSTATE GAS COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                      DATE
                            ---------                                       -----                      ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board, Chief        March 15, 2004
 --------------------------------------------------------       Executive Officer and Director
                 (John W. Somerhalder II)                       (Principal Executive Officer)

                   /s/ JAMES J. CLEARY                        President and Director              March 15, 2004
 --------------------------------------------------------
                    (James J. Cleary)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief        March 15, 2004
 --------------------------------------------------------       Financial Officer, Treasurer and
                     (Greg G. Gruber)                           Director (Principal Financial
                                                                and Accounting Officer)

                        COLORADO INTERSTATE GAS COMPANY

                                 EXHIBIT INDEX
                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
           3.B           By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form
                         10-K)
          10.A           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company, El Paso Production GOM Inc. and CIG
                         Production Company, L.P., and Pioneer Natural Resources USA,
                         Inc. dated as of April 8, 2002 (Exhibit 10.A to our Form 8-K filed April 23, 2002).
          10.B           Purchase and Sale Agreement by and between Colorado
                         Interstate Gas Company and Pioneer Natural Resources USA,
                         Inc. dated as of April 13, 2002 (Exhibit 10.B to our Form
                         8-K filed April 23, 2002).
          10.C           $3,000,000,000 Revolving Credit Agreement dated as of April
                         16, 2003 among El Paso Corporation, El Paso Natural Gas
                         Company, Tennessee Gas Pipeline Company and ANR Pipeline
                         Company, as Borrowers, the Lenders Party thereto, and
                         JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                         N.V. and Citicorp North America, Inc., as Co-Document
                         Agents, Bank of America, N.A. and Credit Suisse First
                         Boston, as Co-Syndication Agents, J.P. Morgan Securities
                         Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                         and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                         Corporation's Form 8-K filed April 18, 2003.)
          10.D           Security and Intercreditor Agreement dated as of April 16,
                         2003 among El Paso Corporation, the persons referred to
                         therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                         JPMorgan Chase Bank, as Credit Agreement Administrative
                         Agent and JPMorgan Chase Bank, as Collateral Agent,
                         Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                         El Paso Corporation's Form 8-K filed April 18, 2003).
         *10.E           Pipeline Company Borrower Joinder Agreement dated as of
                         December 23, 2003.
         *10.F           CIG Joinder Agreement dated as of December 23, 2003.
         *31.A           Certification of Chief Executive Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *31.B           Certification of Chief Financial Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *32.A           Certification of Chief Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.
         *32.B           Certification of Chief Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.