Form 10-Q
period 2004-09-30
COLORADO INTERSTATE GAS CO
filed 2004-11-12
CIK 200155

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on November 12, 2004: 1,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COLORADO INTERSTATE GAS COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Cautionary Statements for Purposes of the "Safe Harbor"
            Provisions of the Private Securities Litigation Reform Act
            of 1995...................................................   15
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 4.   Controls and Procedures.....................................   15

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits....................................................   16
          Signatures..................................................   17

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COLORADO INTERSTATE GAS COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                          --------------      -----------------
                                                          2004      2003      2004        2003
                                                          ----      ----      -----       -----
Operating revenues......................................  $64       $54       $204        $204
                                                          ---       ---       ----        ----
Operating expenses
  Operation and maintenance.............................   36        18         91          63
  (Gain) loss on long-lived assets......................    1         1         --          (6)
  Depreciation, depletion and amortization..............    8         5         22          16
  Taxes, other than income taxes........................    2         3         10           9
                                                          ---       ---       ----        ----
                                                           47        27        123          82
                                                          ---       ---       ----        ----
Operating income........................................   17        27         81         122
Other income............................................   --         1          1           1
Interest and debt expense...............................   (6)       (6)       (19)        (18)
Affiliated interest income, net.........................    5         3         12           5
                                                          ---       ---       ----        ----
Income before income taxes..............................   16        25         75         110
Income taxes............................................    6        10         28          42
                                                          ---       ---       ----        ----
Income from continuing operations.......................   10        15         47          68
Discontinued operations, net of income taxes............   --        --         --           8
                                                          ---       ---       ----        ----
Net income..............................................  $10       $15       $ 47        $ 76
                                                          ===       ===       ====        ====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   11          $    4
  Accounts and notes receivable
     Customer, net of allowance of $2 in 2004 and 2003......         23              27
     Affiliates.............................................          7               1
     Other..................................................         --               1
  Materials and supplies....................................          3               4
  Deferred income taxes.....................................          3               7
  Other.....................................................          6               8
                                                                 ------          ------
          Total current assets..............................         53              52
                                                                 ------          ------
Property, plant and equipment, at cost......................      1,177           1,157
  Less accumulated depreciation, depletion and
     amortization...........................................        368             372
                                                                 ------          ------
          Total property, plant and equipment, net..........        809             785
                                                                 ------          ------
Other assets
  Notes receivable from affiliates..........................        616             569
  Other.....................................................         17              18
                                                                 ------          ------
                                                                    633             587
                                                                 ------          ------
          Total assets......................................     $1,495          $1,424
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $    6          $    2
     Affiliates.............................................         12              10
     Other..................................................          6               9
  Short-term borrowings, including maturities of long-term
     debt...................................................        180              --
  Accrued liabilities.......................................         12              14
  Taxes payable.............................................         85              69
  Contractual deposits......................................          7               9
  Other.....................................................          1               3
                                                                 ------          ------
          Total current liabilities.........................        309             116
                                                                 ------          ------
Long-term debt..............................................        100             280
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        166             162
  Other.....................................................         14               7
                                                                 ------          ------
                                                                    180             169
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding ....................         --              --
  Additional paid-in capital................................         47              47
  Retained earnings.........................................        859             812
                                                                 ------          ------
          Total stockholder's equity........................        906             859
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $1,495          $1,424
                                                                 ======          ======

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              2004        2003
                                                              -----      ------
Cash flows from operating activities
  Net income................................................  $ 47       $  76
     Less income from discontinued operations, net of income
      taxes.................................................    --           8
                                                              ----       -----
  Net income from continuing operations.....................    47          68
  Adjustments to reconcile net income from continuing
     operations to net cash from operating activities
     Depreciation, depletion and amortization...............    22          16
     Deferred income tax expense............................     7          17
     Gain on long-lived assets..............................    --          (6)
     Asset and liability changes............................    19          55
                                                              ----       -----
     Cash provided by continuing operations.................    95         150
     Cash used in discontinued operations...................    --          (4)
                                                              ----       -----
            Net cash provided by operating activities.......    95         146
                                                              ----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (33)        (41)
  Proceeds from the sale of assets..........................     1           8
  Net change in affiliate advances..........................   (53)       (155)
  Net change in restricted cash.............................    --          (2)
  Other.....................................................    (3)         --
                                                              ----       -----
     Cash used in continuing operations.....................   (88)       (190)
     Cash provided by discontinued operations...............    --          74
                                                              ----       -----
            Net cash used in investing activities...........   (88)       (116)
                                                              ----       -----
Cash flows from financing activities
  Dividends paid............................................    --         (41)
  Contributions from discontinued operations................    --          70
                                                              ----       -----
     Cash provided by continuing operations.................    --          29
     Cash used in discontinued operations...................    --         (70)
                                                              ----       -----
            Net cash used in financing activities...........    --         (41)
                                                              ----       -----
Net change in cash and cash equivalents from continuing
  operations................................................     7         (11)
Cash and cash equivalents
  Beginning of period.......................................     4          11
                                                              ----       -----
  End of period.............................................  $ 11       $  --
                                                              ====       =====

                            See accompanying notes.

                        COLORADO INTERSTATE GAS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004, and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program whereby, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso and as of September 30, 2004, we had a cash advance receivable from El Paso of $616 million, $610 million of which is classified as a non-current asset in our balance sheet. The remaining $6 million is classified as a current asset. We believe that our cash flows from operating activities along with the current notes receivables from El Paso under the cash management program will be adequate to meet our short term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables, if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     We have entered into an agreement with El Paso in which we temporarily suspended advancing cash to El Paso under its cash management program. We have $180 million of senior debentures due in June 2005 which we intend to refinance prior to maturity. We have the ability to complete this refinancing transaction, but in the event that we are unable to do so at terms acceptable to us, El Paso has agreed that funds would be made available to us through El Paso's cash management program by December 31, 2004 if, on that date, the maturity of El Paso's revolving credit facility (under which we are a borrower) has not been extended beyond December 31, 2005.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and for changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See
Note 4 below for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

3. DISCONTINUED OPERATIONS AND DIVESTITURES

  Discontinued Operations

     In 2003, we accounted for our midstream business as a discontinued operation. During 2003, we completed the sale of this business. The summarized financial results of our discontinued operations are as follows:

                                                               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2003
                                                               ------------------
                                                                 (IN MILLIONS)
Operating Results:
  Operating revenues........................................          $ 67
  Operating expenses........................................           (67)
  Gain on long-lived assets.................................            12
                                                                      ----
     Operating income.......................................            12
  Income taxes..............................................            (4)
                                                                      ----
     Income from discontinued operations, net of income
      taxes.................................................          $  8
                                                                      ====

  Divestitures

     During 2003, we sold assets with a combined net book value of less than $1 million. We received proceeds of approximately $8 million, including $6 million related to the buyout of a natural gas purchase contract, and recorded a gain on sale of long-lived assets of approximately $6 million.

4. DEBT AND CREDIT FACILITIES

  Debt

     As of September 30, 2004, we classified $180 million of senior debentures due in June 2005 as current liabilities. Although we intend to refinance the senior debentures on a long-term basis, we have not yet entered into a financing agreement.

  Credit Facilities

     El Paso maintains a revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, ANR Pipeline Company, Tennessee Gas Pipeline Company and El Paso Natural Gas Company, are borrowers under the revolving credit facility. El Paso liquidated a portion of the collateral that supported the revolving credit facility, which reduced the overall borrowing availability from $3 billion to $2.5 billion in October 2004. We are only liable for amounts we directly borrow under the revolving credit facility. As of September 30, 2004, there were no borrowings and $1.1 billion in letters of credit were issued under the revolving credit facility, none of which were issued on our behalf. See Note 2 for a discussion regarding El Paso's waivers on the revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us, collateralizes the revolving credit facility and other financing arrangements including leases, letters of credit and other credit facilities.

     El Paso is in the process of negotiating the refinancing of this facility as the combination of a three year revolving credit facility and a five year term loan and currently expects to be successful in this refinancing by December 31, 2004.

     Under the revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; and (v) potential limitations on our ability to declare and pay dividends.

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

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and post judgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claim. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had less than $1 million accrued for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had accrued approximately $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. This accrual includes $9 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of September 30, 2004 (in millions):

Balance as of January 1, 2004...............................   $14
Additions/adjustments for remediation activities............     2
Payments for remediation activities.........................    (3)
                                                               ---
Balance as of September 30, 2004............................   $13
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

     Natural Buttes. On May 19, 2004, we met with the Environmental Protection Agency (EPA) to discuss potential "prevention of significant deterioration" violations of the Clean Air Act due to a de-bottlenecking modification at our facility. The EPA issued an Administrative Compliance Order and we are in negotiations with the EPA as to the appropriate penalty.

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

  Rates and Regulatory Matters

     FERC Audit of Capacity Release Transactions. In December 2003, the Federal Energy Regulatory Commission (FERC's) Office of Market Oversight and Investigations (OMOI) sent us a data request related to capacity release transactions. We responded in January 2004. The FERC staff conducted an on-site audit in March 2004. In October 2004, we received a final audit report in which the FERC staff recommended we make some tariff and other changes. We have filed the tariff changes with the FERC, implemented the other recommendations, and received FERC approval of our actions. We do not anticipate any material impact from these changes.

     Accounting for Pipeline Assessment Costs. In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

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

  Other

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. On August 30, 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing.

6. TRANSACTIONS WITH AFFILIATES

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2004 and December 31, 2003, we had advanced to El Paso $616 million and $563 million. The interest rate at September 30, 2004 was 2.7% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of September 30, 2004 and December 31, 2003, we have classified $610 million and $563 million of these advances as non-current notes receivable from affiliates because we do not anticipate settlement of these amounts within the next twelve months. In addition, at September 30, 2004, the remaining balance of $6 million is included in our balance sheet as current accounts receivable from affiliates. See Note 2 for a discussion regarding our participation in the program and the collectibility of these receivables.

     At September 30, 2004 and December 31, 2003, we had other accounts receivable from affiliates of $1 million. In addition, at September 30, 2004 and December 31, 2003, we had a $6 million non-current note receivable from our parent company. We had accounts payable to affiliates of $12 million and $10 million at September 30, 2004 and December 31, 2003. These balances arose in the normal course of business. We also received $5 million and $3 million in deposits related to our transportation contracts with our affiliates which are included in our balance sheet as other current liabilities as of September 30, 2004 and December 31, 2003.

     In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $3 million.

     The following table shows revenues and charges from our affiliates for the periods ended September 30:

                                                                                  NINE MONTHS
                                                              QUARTER ENDED          ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                              --------------    ---------------
                                                              2004     2003     2004       2003
                                                              -----    -----    ----       ----
                                                                        (IN MILLIONS)
Revenues from affiliates....................................   $11      $ 8     $27        $23
Operations and maintenance expenses from affiliates.........    14       15      39         50
Reimbursements of operating expenses charged to
  affiliates................................................     3        2       7          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

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

     The following is a reconciliation of EBIT to net income.

                                                           QUARTER ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                          ----------------    ------------------
                                                           2004      2003      2004       2003
                                                          ------    ------    -------    -------
                                                           (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues......................................  $   64    $   54    $  204     $  204
Operating expenses......................................     (47)      (27)     (123)       (82)
                                                          ------    ------    ------     ------
  Operating income......................................      17        27        81        122
Other income............................................      --         1         1          1
                                                          ------    ------    ------     ------
  EBIT..................................................      17        28        82        123
Interest and debt expense...............................      (6)       (6)      (19)       (18)
Affiliated interest income, net.........................       5         3        12          5
Income taxes............................................      (6)      (10)      (28)       (42)
                                                          ------    ------    ------     ------
  Income from continuing operations.....................      10        15        47         68
Discontinued operations, net of income taxes(1).........      --        --        --          8
                                                          ------    ------    ------     ------
  Net income............................................  $   10    $   15    $   47     $   76
                                                          ======    ======    ======     ======

Throughput volumes (BBtu/d)(2)..........................   1,645     1,605     1,721      1,661
                                                          ======    ======    ======     ======

---------------

(1) During 2003, we reclassified our field services business as a discontinued operation. As of June 30, 2003, all assets classified as discontinued operations had been sold.

(2) Throughput volumes include billable transportation throughput volume for storage activities.

OPERATING RESULTS (EBIT)

  Third Quarter 2004 Compared to Third Quarter 2003

     The following factors contributed to our overall EBIT decrease of $11 million for the three months ended September 30, 2004 as compared to the same period in 2003:

                                                              REVENUE   EXPENSE   OTHER     EBIT
                                                              IMPACT    IMPACT    IMPACT   IMPACT
                                                              -------   -------   ------   ------
                                                                    FAVORABLE/(UNFAVORABLE)
                                                                         (IN MILLIONS)
Fuel recoveries, net of system gas supply costs.............    $10      $ (9)    $  --     $  1
Impact of change to regulated depreciation method...........     --        (2)       --       (2)
Storage facility gas loss replacement in 2004...............     --        (5)       --       (5)
Increase in overhead costs allocated from affiliates........     --        (2)       --       (2)
Other items.................................................     --        (2)       (1)      (3)
                                                                ---      ----     ------    ----
          Total.............................................    $10      $(20)    $  (1)    $(11)
                                                                ===      ====     ======    ====

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     The following factors contributed to our overall EBIT decrease of $41 million, for the nine months ended September 30, 2004 as compared to the same period in 2003:

                                                              REVENUE   EXPENSE   OTHER     EBIT
                                                              IMPACT    IMPACT    IMPACT   IMPACT
                                                              -------   -------   ------   ------
                                                                    FAVORABLE/(UNFAVORABLE)
                                                                            (IN)MILLIONS
Fuel recoveries, net of system gas supply costs.............  $    4     $ (6)    $  --     $ (2)
Impact of the finalization of rate case settlement in
  2003......................................................      (4)      --        --       (4)
Impact of Table Rock facility sold in 2003..................      --       (6)       --       (6)
Impact of net gas imbalance price revaluation...............      --       (4)       --       (4)
Impact of change to regulated depreciation method...........      --       (7)       --       (7)
Environmental reserve accrual in 2004.......................      --       (2)       --       (2)
Storage facility gas loss replacement in 2004...............      --       (6)       --       (6)
Increase in overhead costs allocated from affiliates........      --       (2)       --       (2)
Other items.................................................      --       (8)       --       (8)
                                                              ------     ----     ------    ----
          Total.............................................  $   --     $(41)    $  --     $(41)
                                                              ======     ====     ======    ====

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

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 2004 Compared to Third Quarter 2003

     Affiliated interest income, net for the quarter ended September 30, 2004, was $2 million higher than the same period in 2003, due to higher average advances to El Paso under our cash management program in 2004 and an increase in short-term interest rates in 2004. The average advance balance due from El Paso of $565 million for third quarter 2003 increased to $638 million in 2004. The average short-term interest rates for the third quarter increased from 1.9% in 2003 to 2.5% during the same period in 2004.

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     Affiliated interest income, net for nine months ended September 30, 2004, was $7 million higher than the same period in 2003 due to higher average advances to El Paso under our cash management program in 2004 and higher short-term interest rates in 2004. The average advance balance due from El Paso of $479 million for the nine months of 2003 increased to $602 million in 2004. The average short-term interest rates increased from 1.6% in 2003 to 2.5% during the same period in 2004.

INCOME TAXES

                                                                                NINE MONTHS
                                                              QUARTER ENDED        ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2004      2003   2004     2003
                                                              ----      ----   -----    -----
                                                              (IN MILLIONS, EXCEPT FOR RATES)
Income taxes................................................  $ 6       $10     $28      $42
Effective tax rate..........................................   38%       40%     37%      38%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and as of September 30, 2004, we had receivables from El Paso of $616 million. Of these receivables, $610 million were classified as a non-current asset in our balance sheet because we do not anticipate settlement on this amount within the next twelve months. We believe that cash flows from operating activities, along with the current notes receivable from El Paso under the cash management program will be adequate to meet our short-term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     We have entered into an agreement with El Paso in which we temporarily suspended advancing cash to El Paso under its cash management program. We have $180 million of senior debentures due in June 2005 which we intend to refinance prior to maturity. We have the ability to complete this refinancing transaction, but in the event that we are unable to do so at terms acceptable to us, El Paso has agreed that funds would be made available to us through El Paso's cash management program by December 31, 2004 if, on that date, the maturity of its revolving credit facility (under which we are a borrower) has not been extended beyond December 31, 2005.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and for changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See Item 1, Financial Statements, Note 4, for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

     Our cash flows from continuing operations for the nine months ended September 30 were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 95    $150
Cash flows from investing activities........................   (88)   (190)
Cash flows from financing activities........................    --      29

Cash Flows from Operating Activities

     Net cash provided by operating activities was $95 million for the first nine months of 2004 versus $150 million in the same period of 2003. This decrease is primarily due to lower income in 2004 as discussed in our Results of Operations above, as well as timing of settlements of assets and liabilities in 2004 versus 2003.

Cash Flows from Investing Activities

     Net cash used in investing activities was $88 million for the first nine months of 2004 and consisted primarily of a $53 million increase in advances to El Paso under its cash management program as well as capital expenditures.

CAPITAL EXPENDITURES

     Our capital expenditures for the nine months ended September 30, 2004, were approximately $33 million. We expect to spend approximately $27 million for the remainder of 2004 consisting of approximately $4 million to expand the capacity on our system and $23 million for maintenance capital. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance. While we have identified areas where our processes and internal controls can be improved, we have not identified any deficiencies we believe, individually or in the aggregate, would constitute a material weakness in our internal controls over financial reporting. As we continue our SOX 404 compliance efforts, we may identify matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting.

     We did not make any changes to our internal controls over financial reporting during the quarter ended September 30, 2004, that have had a material adverse effect or are reasonably likely to have a material adverse effect on our internal controls over financial reporting. However, we have made changes to improve our internal controls during the quarter ended September 30, 2004.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, we have concluded that our disclosure controls and procedures were effective at September 30, 2004.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                            COLORADO INTERSTATE GAS COMPANY

Date: November 12, 2004                        /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                             Chairman of the Board and Director
                                               (Principal Executive Officer)

Date: November 12, 2004                            /s/ GREG G. GRUBER
                                            ------------------------------------
                                                       Greg G. Gruber
                                                   Senior Vice President,
                                             Chief Financial Officer, Treasurer
                                                        and Director
                                            (Principal Financial and Accounting
                                                          Officer)

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