Form 10-K
period 2004-12-31
COLORADO INTERSTATE GAS CO
filed 2005-03-29
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
      ☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
      ☐
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

10% Senior Debentures, due 2005
New York Stock Exchange

6.85% Senior Debentures, due 2037
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
     State the aggregate market value of the voting stock held by non-affiliates of the registrant:     None
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     Common Stock, par value $1 per share. Shares outstanding on March 29, 2005: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
Documents incorporated by reference: None

COLORADO INTERSTATE GAS COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Bcf	= billion cubic feet
MMcf	= million cubic feet
MDth	= thousand dekatherms
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us”, “we”, “our”, or “ours”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I
ITEM 1. BUSINESS
General
      We are a Delaware corporation incorporated in 1927. In January 2001, we became an indirect wholly owned subsidiary of El Paso Corporation (El Paso). In January 2004, our parent, Noric Holdings III, L.L.C., was merged into El Paso Noric Investments III, L.L.C., (Noric III), a wholly owned indirect subsidiary of El Paso. Our primary business consists of interstate transportation and storage of natural gas. We conduct our business activities through our natural gas pipeline system and storage facilities as discussed below.
      The Pipeline System. The Colorado Interstate Gas system provides natural gas transmission, storage and processing services and consists of approximately 4,000 miles of pipeline with a design capacity of approximately 3,000 MMcf/d. During 2004, 2003 and 2002, average throughput was 1,744 BBtu/d, 1,685 BBtu/d and 1,649 BBtu/d. Our system extends from most production areas in the Rocky Mountain region and the Anadarko Basin to the front range of the Rocky Mountains and interconnects with several pipeline systems transporting gas to the Midwest, the Southwest, California and the Pacific Northwest.
      Storage Facilities. Along our pipeline system, we have approximately 29 Bcf of underground working natural gas storage capacity provided by four storage facilities located in Colorado and Kansas.
Regulatory Environment
      Our interstate natural gas transmission system and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our pipeline and storage facilities operate under FERC-approved tariffs that establish rates, terms and conditions for services to our customers. Generally, the FERC’s authority extends to:

•	rates and charges for natural gas transportation and storage;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipeline and energy affiliates;

•	terms and conditions of services;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.
      The fees or rates established under our tariffs are a function of our costs of providing services to our customers, and include provisions for a reasonable return on our invested capital. Approximately 92 percent of our 2004 transportation services and storage revenue is attributable to reservation charges paid by firm customers. Firm customers are those who are obligated to pay a monthly reservation charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining eight percent of our transportation services and storage revenue is variable. Due to our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, weather and the creditworthiness of our customers. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we receive for that purpose.
      Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our system has ongoing inspection programs designed to keep all of our facilities in compliance with pipeline safety and environmental requirements. We believe that our system is in material compliance with the applicable requirements.
      We are subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.
      A discussion of significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
Markets and Competition
      Our markets consist of natural gas distribution companies, industrial customers, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. Our pipeline system connects with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets serviced by these pipelines.
      A number of large natural gas consumers are electric utility companies who use natural gas to fuel electric power generation facilities. Electric power generation is the fastest growing demand sector of the natural gas market. The growth and development of the electric power industry potentially benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased electric generation efficiency, the more effective use of surplus electric capacity as well as increased natural gas prices. The increase in natural gas prices, driven in part by increased demand from the power sector, has diminished the demand for natural gas in the industrial sector. In addition, in several regions of the country, new additions in electric generation capacity have exceeded electric load growth and transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm contracts with us.
      We serve two major markets, our “on-system” market, consisting of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming, and our “off-system” market, consisting of the transportation of Rocky Mountain natural gas production from multiple supply basins to interconnections with other pipelines bound for the Midwest, the Southwest, California and the Pacific Northwest. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services.
      Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or remarket expiring capacity is dependent on competitive alternatives, access to capital, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we are allowed to negotiate contracts at the maximum rates allowed under our tariffs, we must, at times, discount our contracts to remain competitive.

      The following table details the market we serve and the competition on our pipeline system as of December 31, 2004:

Customer Information	Contract Information	Competition

Approximately 112 firm and interruptible transportation customers Major Customer: Public Service Company of Colorado (PSCO) (187 BBtu/d) (970 BBtu/d) (261 BBtu/d)	Approximately 191 firm transportation contracts
Weighted average remaining contract term: approximately five years

Contract term expires in 2006
Contract term expires in 2007
Contract term expiring 2009-2014	On-System
We face competition from an intrastate pipeline, a new proposed competing interstate pipeline and local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market, as well as alternative energy sources that generate electricity such as hydroelectric power, nuclear, coal and fuel oil.

Off-System
We face competition from other existing pipelines and a new proposed competing interstate pipeline that are directly connected to our supply sources and transport these volumes to markets in the West, Northwest, Southwest and Midwest. We also face competition from alternative energy sources that generate electricity such as hydroelectric power, nuclear, coal and fuel oil.
Environmental
      A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
Employees
      As of March 24, 2005, we had approximately 240 full-time employees, none of whom are subject to a collective bargaining agreement.

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
      Natural Buttes. In May 2004, we met with the EPA to discuss potential “prevention of significant deterioration” violations due to a de-bottlenecking modification at our facility. The EPA issued an Administrative Compliance Order and we are in negotiations with the EPA as to the appropriate penalty. We have reserved an anticipated settlement amount.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      All of our common stock, par value $1 per share, is owned by Noric III and, accordingly, our stock is not publicly traded. Noric III is an indirect subsidiary of El Paso.
      We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2003, we declared and paid cash dividends of approximately $41 million. No common stock dividends were declared or paid in 2004 or 2002.
ITEM 6. SELECTED FINANCIAL DATA
      Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies and discontinued operations.
Overview
      Our business consists of interstate natural gas transportation, storage and processing services. Our interstate natural gas transportation system and natural gas storage businesses face varying degrees of competition from other pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, nuclear, coal and fuel oil.
      The FERC regulates the rates we can charge our customers. These rates are a function of our cost of providing services to our customers, including a reasonable return on our invested capital. As a result, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, weather and the creditworthiness of our customers. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we receive for that purpose. In 2004, 92 percent of our transportation services and storage revenues were attributable to reservation charges paid by firm customers. The remaining eight percent was variable.
      Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory constraints, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although, at times, we discount these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues.
      Below is the contract expiration portfolio for all contracts executed as of December 31, 2004, including those whose terms begin in 2005 or later. When these contracts are included, the portfolio has a weighted average remaining contract term of approximately five years.

		Percent of Total
	MDth/d	Contracted Capacity

2005	331	9
2006	529	15
2007	1,276	35
2008 and beyond	1,470	41

Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated income. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.
      The following is a reconciliation of EBIT to net income for the years ended December 31:

	2004	2003

	(In millions, except
	volumes amounts)
Operating revenues	$284	$279
Operating expenses	(164)	(120)

Operating income	120	159
Other income, net	2	22

EBIT	122	181
Interest and debt expense	(25)	(24)
Affiliated interest income, net	15	10
Income taxes	(39)	(64)

Income from continuing operations	73	103
Discontinued operations, net of income taxes(1)	—	8

Net income	$73	$111

Throughput volumes (BBtu/d)(2)	1,744	1,685

(1)	During 2003, we reflected our production and field services businesses as discontinued operations. As of June 30, 2003, all assets classified as discontinued operations had been sold.

(2)	Throughput volumes include billable transportation throughput volume for storage activities.
     The following items contributed to our overall EBIT decrease of $59 million for the year ended December 31, 2004 as compared to 2003:

				EBIT

	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and processing revenues	$16	$(6)	$—	$10
Reduced transportation revenues	(4)	—	—	(4)
Impact of the finalization of rate case settlement in 2003	(4)	—	—	(4)
Impact of change in depreciation method	—	(9)	—	(9)
Impact of net gas imbalance price revaluation	—	(4)	—	(4)
Impact of Table Rock facility sold in 2003	—	(6)	—	(6)
Reapplication of SFAS No. 71 in 2003	—	—	(15)	(15)
Storage facility gas loss in 2004	—	(6)	—	(6)
Increase in overhead and shared service costs from affiliates	—	(4)	—	(4)
Environmental reserve accrual in 2004	—	(2)	—	(2)
Other items	(3)	(7)	(5)	(15)

Total impact on EBIT	$5	$(44)	$(20)	$(59)

      The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations and Processing Revenues. The financial impact of operational gas, net of gas used in operations is based on the amount of natural gas we are allowed to recover and dispose of according to our tariff, relative to the amounts of gas we use for operating purposes, and the price of natural gas. Gas not needed for operations results in revenues to us, which is driven by volumes and prices during the period. During 2004, we recovered, fairly consistently, volumes of natural gas that were not utilized for operations. These recoveries were and are based on factors such as system throughput, facility enhancements, gas processing margins and the ability to operate the systems in the most efficient and safe manner. Additionally, a steadily increasing natural gas price environment during this timeframe also resulted in favorable impacts on our operating results in 2004 versus 2003. We anticipate that this area of our business will continue to vary in the future and will be impacted by things such as rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
      Reapplication of SFAS No. 71. In 2003, we reapplied the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, which had a $15 million benefit to other income and EBIT in 2003. Upon our reapplication of SFAS No. 71, we also changed our depreciation method from the straight line method to the composite method, which is consistent with the way we recover our plant costs under our FERC-approved tariff. As a result of this change, we now use the FERC estimated useful life for our regulated pipeline and storage facilities. Higher depreciation from this change will be approximately $9 million annually.
      Expansions. In order to provide an outlet for the growing Rocky Mountain gas supply, we have completed projects to generate new sources of revenue. In addition, we have a filing before the FERC for the Raton Basin expansion, which is projected to add 104 MMcf/d capacity to our system by the end of 2005.
      Recontracting. Recontracting discussions are underway with PSCO, our largest customer representing approximately 34 percent of our operating revenues in 2004. PSCO’s contracts totaling 187 BBtu/d and 970 BBtu/d expire in 2006 and 2007.
      Regulatory Matters. In November 2004, the FERC issued a proposed accounting release that may impact certain costs we incur related to our pipeline integrity program. If the release is enacted as written, we would be required to expense certain future pipeline integrity costs instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this potential accounting release will have on our consolidated financial statements, we currently estimate that we would be require to expense an additional amount of pipeline integrity expenditures in the range of approximately $1 million to $4 million annually over the next eight years.
      In November 2004, the FERC issued a Notice of Inquiry (NOI) seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reason is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we predict the impact that the final rule will have on us.
      We periodically file for changes in our rates which are subject to the approval of the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact our profitability. We are required to file for new rates to be effective in October 2006.
Affiliated Interest Income, Net
      Affiliated interest income, net for the year ended December 31, 2004, was $5 million higher than the same period in 2003 due to higher average advances and short-term rates interest to El Paso under its cash management program in 2004. The average advance balance due from El Paso of $529 million in 2003 increased to $610 million in 2004. The average short-term interest rate increased from 2.0% in 2003 to 2.4% in 2004.
Income Taxes

	Year Ended
	December 31,

	2004	2003

	(In millions,
	except for rates)
Income taxes	$39	$64
Effective tax rate	35%	38%
      Our effective tax rate for 2004 was impacted by current year state income taxes offset by favorable changes in establishing prior year state income taxes. In 2003, our effective tax rate was different than the statutory rate of 35 percent primarily due to state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.
Discontinued Operations
      During 2003, we reflected our production and field services businesses as discontinued operations. See Item 8, Financial Statements and Supplementary Data, Note 2, for a discussion of the sales of these businesses and for summarized financial results of these discontinued operations.
Liquidity
      Our liquidity needs have been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. During much of 2004, we temporarily suspended advancing funds to El Paso, but resumed participation in the cash management program late in the year. At December 31, 2004, we had a cash advance receivable from El Paso of $598 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At December 31, 2004, we have classified $3 million of this receivable as current affiliate receivables and $595 million as non-current notes receivable from affiliates in our balance sheet. We also have $7 million in other notes receivable from our parent, Noric III at December 31, 2004. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we are pledged as collateral. We believe that cash flows from operating activities, along with the current notes receivable from El Paso under its cash management program, will be adequate to meet our short-term capital requirements for existing operations.
Debt
      At December 31, 2004, we have long-term debt outstanding of $100 million. In addition, we have $180 million of 10% senior debentures that mature in June 2005. In March 2005, we issued $200 million of 5.95% senior notes due in 2015. The net proceeds of the offering will be used to repay the $180 million senior debentures that mature in June 2005, and for general corporate purposes. For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 6, which is incorporated herein by reference.

Capital Expenditures
      Our capital expenditures for the years ended December 31 are as follows:

	2004	2003

	(In millions)
Maintenance	$35	$30
Expansion/Other	12	19

Total	$47	$49

      Under our current plan, we expect to spend between approximately $33 million and $44 million in each of the next three years for capital expenditures to maintain the integrity of our pipeline and ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between approximately $3 million and $75 million in each of the next three years to expand the capacity of our system contingent upon customer commitment to the projects. The 2005 Raton expansion is the primary driver in these capacity expansion plans. We expect to fund our maintenance and expansion capital expenditures through a combination of internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program.
Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.
New Accounting Pronouncements Issued But Not Yet Adopted
      As of December 31, 2004, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate,” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
      Our business is primarily the transportation and storage of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current throughput and rates, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

•	service area competition;

•	expiration and/or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	future weather conditions;

•	price competition;

•	drilling activity and supply availability of natural gas;

•	decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources;

•	increased availability or popularity of alternative energy sources such as hydroelectric power;

•	increased cost of capital;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions; and

•	unfavorable movements in natural gas and liquids prices.

The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically.
      Our revenues are generated under transportation services and storage contracts that expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension and/or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. For a further discussion of these matters, see Part I, Item 1, Business — Markets and Competition.
      In particular, our ability to extend and/or replace transportation services and storage contracts could be adversely affected by factors we cannot control, including:

•	competition by other pipelines, including the proposed construction by other companies of additional pipeline capacity in markets served by us;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or gas supply points; and

•	regulatory actions.
      If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.
Fluctuations in energy commodity prices could adversely affect our business.
      Revenues generated by our transportation services and storage contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas-fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels and local distribution companies’ loss of customer base. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we receive for that purpose. The success of our operations is subject to continued development of additional natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas;

•	abundance of supplies of alternative energy sources; and

•	political unrest among oil-producing countries.
The agencies that regulate us and our customers affect our profitability.
      Our pipeline business is regulated by the FERC, The U.S. Department of Transportation and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. In setting authorized rates of return in a few recent FERC decisions, the FERC has utilized a proxy group of companies that includes local distribution companies that are not faced with as much competition or risk as interstate pipelines. The inclusion of these companies may create downward pressure on tariff rates when subjected to review at the FERC.
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
      It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

•	the uncertainties in estimating clean up costs;

•	the discovery of new sites or information;

•	the uncertainty in quantifying our liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	the nature of environmental laws and regulations; and

•	potential changes in environmental laws and regulations, including changes in the interpretation or enforcement thereof.
      Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties, and these amounts could be material. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 7.
Our operations are subject to operational hazards and uninsured risks.
      Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires and adverse weather conditions, and other hazards, each of which could result in damage to or destruction of our facilities or damages or injuries to persons. In addition, our operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, we could suffer substantial losses.
      While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.
One customer contracts for a substantial portion of our firm transportation capacity.
      For 2004, contracts with Public Service Company of Colorado were substantial. For additional information on our contracts with PSCO, see Part I, Item 1, Business — Markets and Competition and Item 8, Financial Statements and Supplementary Data, Note 9. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flow.

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
      Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Caa1 by Moody’s Investor Service and CCC+ by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated B1 by Moody’s Investor Service and B- by Standard & Poor’s. Further downgrades of our credit rating could increase our cost of capital and collateral requirements, and could impede our access to capital markets. El Paso continues its efforts to execute its Long Range Plan that established certain financial and other objectives, including significant debt reduction. An inability to meet these objectives could adversely affect El Paso’s liquidity position, and in turn affect our financial condition.
      Pursuant to El Paso’s cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any affiliated receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see Item 8, Financial Statements and Supplementary Data, Note 11.
      In 2004, El Paso restated its 2003 and prior financial statements and the financial statements of certain of its subsidiaries for the same periods due to revisions to their natural gas and oil reserves and for adjustments related to the manner in which they historically accounted for hedges of their natural gas production. As a result of its reserve revisions, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reserve revisions have also become the subject of investigations by the SEC and U.S. Attorney. These investigations and lawsuits may further negatively impact El Paso’s credit ratings and place further demands on its liquidity.
      We are required to maintain an effective system of internal control over financial reporting. As a result of our efforts to comply with this requirement, we determined that as of December 31, 2004, we did not maintain effective internal control over financial reporting. As more fully discussed in Item 9A, we identified several deficiencies in internal control over financial reporting, one of which management has concluded constituted a material weakness. Although we have taken steps to remediate some of these deficiencies, additional steps must be taken to remediate the remaining control deficiencies. If we are unable to remediate our identified internal control deficiencies over financial reporting, or we identify additional deficiencies in our internal controls over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and suffer a loss of public confidence in the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, which could have a negative impact on our liquidity, access to capital markets and our financial condition.
      In addition to the risk of not completing the remediation of all deficiencies in our internal controls over financial reporting, we do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all mistakes, errors and fraud. Any system of internal controls, no matter how well designed or implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, any system of internal controls is subject to inherent limitations, including the possibility that controls may be circumvented or overridden, that judgments in decision-making can be faulty, and that misstatements due to mistakes, errors or fraud may occur and may not be detected. Also, while we document our assumptions and review financial disclosures, the regulations and literature governing our disclosures are complex and reasonable persons may disagree as to their application to a particular situation or set of facts. In addition, the applicable regulations and literature are relatively new. As a result, they are potentially subject to change in the future, which could include changes in the interpretation of the existing regulations and literature as well as the issuance of more detailed rules and procedures.
We may be subject to a change of control under certain circumstances.
      Our parent, Noric III, pledged its equity interests in us as collateral under El Paso’s $3 billion credit agreement. As a result, our ownership is subject to change if there is an event of default under the credit agreement and El Paso’s lenders under its credit agreement exercise rights over their collateral.
A default under El Paso’s $3 billion credit agreement by any party could accelerate our future borrowings, if any, under the agreement and our long-term debt, which could adversely affect our liquidity position.
      We are a party to El Paso’s $3 billion credit agreement. We are only liable, however, for our borrowings under the agreement, which were zero as of December 31, 2004. Under the credit agreement, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the credit agreement, including the borrowings of any non-defaulting party. The acceleration of our future borrowings, if any, under the credit agreement, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.
      Furthermore, the indentures governing our long-term debt contain cross-acceleration provisions. Therefore, if we borrow $5 million or more under the credit agreement and such borrowings are accelerated for any reason, including the default of another party under the credit agreement, our long-term debt could also be accelerated. The acceleration of our long-term debt could also adversely affect our liquidity position and, in turn, our financial condition.
We could be substantively consolidated with El Paso if El Paso were forced to seek protection from its creditors in bankruptcy.
      If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities’ assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.
We are an indirect subsidiary of El Paso.
      As an indirect subsidiary of El Paso, El Paso has substantial control over:

•	our payment of dividends;

•	decisions on our financings and our capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in El Paso’s cash management program.
      El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities, by expected maturity dates and the fair value of those securities. At December 31, 2004, the fair values of our long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2004					December 31, 2003

	Expected Fiscal Year
	of Maturity of Carrying Amounts

					Fair	Carrying	Fair
	2005	Thereafter		Total	Value	Amounts	Value

	(In millions)
Liabilities:
Long-term debt, including current portion — fixed rate	$180 (1)	$100	(2)	$280	$290	$280	$294
Average interest rate	10.0%	6.9%

(1)	In March 2005, we issued $200 million of 5.95% senior notes due in 2015.

(2)	Holders of $100 million of our long-term debt, which has a stated maturity date of 2037, have the option to redeem these securities in 2007 at par value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2004	2003	2002

Operating revenues	$284	$279	$256

Operating expenses
Operation and maintenance	122	94	88
Depreciation, depletion and amortization	30	21	21
Gain on long-lived assets	—	(6)	(1)
Taxes, other than income taxes	12	11	7

	164	120	115

Operating income	120	159	141
Other income, net	2	22	—
Affiliated dividend income	—	—	14
Interest and debt expense	(25)	(24)	(23)
Affiliated interest income, net	15	10	4

Income before income taxes	112	167	136
Income taxes	39	64	45

Income from continuing operations	73	103	91
Discontinued operations, net of income taxes	—	8	66

Net income	$73	$111	$157
Other comprehensive loss	—	—	(3)

Comprehensive income	$73	$111	$154

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$—	$4
Accounts and notes receivable
Customer, net of allowance of $2 in 2004 and 2003	32	27
Affiliates	7	1
Other	1	1
Materials and supplies	3	4
Deferred income taxes	4	7
Other	5	8

Total current assets	52	52

Property, plant and equipment, at cost	1,181	1,157
Less accumulated depreciation, depletion and amortization	374	372

Total property, plant and equipment, net	807	785

Other assets
Notes receivable from affiliates	602	569
Other	19	18

	621	587

Total assets	$1,480	$1,424

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$9	$2
Affiliates	9	10
Other	8	9
Current maturities of long-term debt	180	—
Accrued liabilities	5	14
Taxes payable	45	69
Contractual deposits	8	9
Other	1	3

Total current liabilities	265	116

Long-term debt	100	280

Other liabilities
Deferred income taxes	170	162
Other	13	7

	183	169

Commitments and contingencies

Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized and issued	—	—
Additional paid-in capital	47	47
Retained earnings	885	812

Total stockholder’s equity	932	859

Total liabilities and stockholder’s equity	$1,480	$1,424

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net income	$73	$111	$157
Less income from discontinued operations, net of income taxes	—	8	66

Net income from continuing operations	73	103	91
Adjustments to reconcile net income from continuing operations to net cash from operating activities
Depreciation, depletion and amortization	30	21	21
Deferred income taxes	11	33	30
Gain on sale of assets	—	(6)	(1)
Re-application of SFAS No. 71	—	(15)	—
Other non-cash income items	(3)	(1)	(3)
Asset and liability changes
Accounts and notes receivable	(7)	63	(82)
Accounts payable	5	27	66
Taxes payable	(22)	(20)	40
Other asset and liability changes
Assets	—	(5)	31
Liabilities	(7)	(28)	(3)

Cash provided by continuing operations	80	172	190
Cash provided by (used in) discontinued operations	—	(4)	13

Net cash provided by operating activities	80	168	203

Cash flows from investing activities
Additions to property, plant and equipment	(47)	(49)	(129)
Additions to investments	—	—	(13)
Proceeds from the sale of assets and investments	1	9	51
Net change in affiliated advances	(35)	(167)	(237)
Other	(3)	(1)	—

Cash used in continuing operations	(84)	(208)	(328)
Cash provided by discontinued operations	—	74	135

Net cash used in investing activities	(84)	(134)	(193)

Cash flows from financing activities
Dividends paid	—	(41)	—
Contributions from discontinued operations	—	70	148

Cash provided by continuing operations	—	29	148
Cash used in discontinued operations	—	(70)	(148)

Net cash used in financing activities	—	(41)	—

Net change in cash and cash equivalents from continuing operations	(4)	(7)	10
Cash and cash equivalents
Beginning of period	4	11	1

End of period	$—	$4	$11

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
	Common stock		Additional		other	Total
			paid-in	Retained	comprehensive	stockholder’s
	Shares	Amount	capital	earnings	income	equity

January 1, 2002	10	$28	$20	$585	$3	$636
Net income				157		157
Other comprehensive loss, net of $1 in taxes					(3)	(3)
Change in par value and shares of common stock	990	(28)	28			—

December 31, 2002	1,000	—	48	742	—	790
Net income				111		111
Allocated tax expense of El Paso equity plans			(1)			(1)
Dividends				(41)		(41)

December 31, 2003	1,000	—	47	812	—	859
Net income				73		73

December 31, 2004	1,000	$—	$47	$885	$—	$932

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
  Basis of Presentation and Principles of Consolidation
      Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/ or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/ or returns involves the use of judgment. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder’s equity.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
  Regulated Operations
      Our natural gas system and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and in 2003, we re-established the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effect of Certain Types of Regulation. We perform an annual study to assess the ongoing applicability of SFAS No. 71. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include capitalizing an equity return component on regulated capital projects, postretirement employee benefit plans, and other costs included in, or expected to be included in, future rates.
      As a result of re-establishing the principles of SFAS No. 71, we recorded other income of $15 million in our 2003 income statement comprised of $9 million to record the regulatory asset associated with the tax gross-up of allowance for funds used during construction (AFUDC) and $6 million to record the postretirement benefits to be collected from our customers in the future. Additionally, we reclassified $1 million in other non-current assets and $2 million in other current and non-current liabilities as regulatory related matters. See Note 5 for a detail of our regulatory assets and liabilities.

Cash and Cash Equivalents
      We consider short-term investments with an original maturity of less than three months to be cash equivalents.
  Allowance for Doubtful Accounts
      We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of an outstanding receivable balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

Materials and Supplies
      We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.
  Natural Gas Imbalances
      Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system, processing plant or storage facility differs from the contractual amount of natural gas to be delivered or received. We value these imbalances due to or from shippers and operators at an actual or appropriate index price. Imbalances are settled in cash or made up in-kind, subject to the terms of settlement.
      Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current.

Property, Plant and Equipment
      Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials and indirect costs, such as overhead, interest and, an equity return component for our regulated businesses as allowed by the FERC. We capitalize the major units of property replacements or improvements and expense minor items.
      Prior to our reapplication of SFAS No. 71 effective December 31, 2003, we used the straight-line method to depreciate our pipeline and storage systems over their remaining useful lives of 50 years at a rate of 2 percent. Beginning in January 2004, we began using the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from two to 27 percent. Using these rates, the remaining depreciable lives of these assets range from two to 33 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation service and storage rates.
      When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in income.
      At December 31, 2004 and 2003, we had approximately $22 million and $37 million of construction work in progress included in our property, plant and equipment.
      We capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Debt amounts capitalized in 2004 were immaterial. Debt amounts capitalized during the years ended December 31, 2003 and 2002 were $2 million, and $3 million. These amounts are included as a reduction to interest expense in our income statement. The equity portion is calculated using the most recent FERC approved equity rate of return. The equity amount capitalized for the year ended December 31, 2004 was $1 million (exclusive of any tax related impacts). Equity amounts capitalized for the year ended December 31, 2003 and 2002 were not recorded as we were not following the provisions of SFAS No. 71 during that time. These amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity financed construction are reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments
      We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for asset impairments. Under this standard, we evaluate an asset for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of the asset’s carrying value based on its ability to generate future cash flows on an undiscounted basis. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of those assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process and an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. We applied SFAS No. 144 in accounting for the sales of our field services and production businesses during 2003 and 2002, which met all of the requirements to be treated as discontinued operations in 2003 and 2002. See Note 2 for further information.

Accumulated Other Comprehensive Income
      We sold most of our natural gas and oil production properties in June 2002 and recognized a $3 million reduction in comprehensive income on derivative positions that no longer qualified as cash flow hedges under SFAS No. 133. We terminated all of our derivative positions in 2002 and are no longer involved in hedging activities.

Revenue Recognition
      Our revenues consist primarily of demand and throughput-based transportation and storage services. We recognize demand revenues on firm contracted capacity and storage monthly over the contract period, regardless of the amount of capacity that is actually used. For throughput-based services, as well as revenues on sales of natural gas and related products, we record revenues when physical deliveries of natural gas or other commodities are made at the agreed upon delivery point. Revenues in all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may possibly be refunded in a final order of a pending rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

Environmental Costs and Other Contingencies
      We record environmental liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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
      Pursuant to El Paso’s policy, we report current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments or receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.
2. Discontinued Operations and Divestitures

Discontinued Operations
      In the first quarter of 2003, we announced a plan to sell our Mid-Continent midstream assets and completed the sale of our Wyoming gathering systems. With this announcement, we completed or announced the sale of substantially all of our midstream assets. As a result, we reclassified these assets and operations as discontinued operations in our financial statements beginning in the first quarter of 2003.
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
      In December 2002, we sold the Natural Buttes gas gathering facilities for net proceeds of approximately $39 million, and we recognized a gain of approximately $25 million. We sold our Wyoming gathering systems in January 2003 for $14 million, and we recognized a gain in the first quarter of 2003 of approximately $1 million.
      In April 2002, we executed an agreement to sell all of our interests in natural gas and oil production properties and related contracts located in Texas, Kansas and Oklahoma. The sale was completed on July 1, 2002, and as part of the sale, we assigned all our rights and obligations under the Amarillo “B” contract to the purchaser. Net proceeds from the sale were approximately $112 million, and we recognized a gain in the third quarter of 2002 of approximately $23 million, net of an $8 million reserve for environmental contingencies and $13 million of income taxes.

      The summarized financial results of our discontinued operations are as follows:

	December 31,

	2003	2002

	(In millions)
Operating Results:
Revenues	$67	$185
Costs and expenses	(67)	(142)
Gain on sale of assets	12	61

Operating income	12	104
Income taxes	(4)	(38)

Income from discontinued operations, net of income taxes	$8	$66

      As of December 31, 2003, we had sold all assets classified as discontinued operations.

Divestitures
      During 2003, we sold various assets with a combined net book value of less than $1 million. Net proceeds from these sales were approximately $8 million, which includes $6 million related to the buyout of a gas purchase contract. We recorded a gain on the sale of long-lived assets of approximately $6 million.
      During March 2002, we sold natural gas and oil production properties located in south Texas to our indirect parent, El Paso CGP Company (El Paso CGP). Proceeds from this sale were approximately $2 million. We did not recognize a gain or loss on the properties sold.
      During November 2002, we sold CIG Exploration, Inc., a consolidated subsidiary, to CIGE Holdco, Inc., an affiliated company. We received gross proceeds from this sale of $75 million, which was based on the net book value of the company because the sale occurred between affiliated entities under common control. We did not recognize a gain or loss on the sale.
3. Income Taxes
      The following table reflects the components of income taxes from continuing operations for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Current
Federal	$30	$28	$13
State	(2)	3	2

	28	31	15

Deferred
Federal	10	29	27
State	1	4	3

	11	33	30

Total income taxes from continuing operations	$39	$64	$45

      Our income taxes from continuing operations differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Income taxes at the statutory federal rate of 35%	$39	$58	$48
Increase (decrease)
Current year state income taxes, net of federal income tax benefit	3	5	3
State income tax adjustment, net of federal income tax benefit	(3)	—	—
Affiliated dividend income	—	—	(5)
Other	—	1	(1)

Income taxes from continuing operations	$39	$64	$45

Effective tax rate	35%	38%	33%

      The following are the components of our net deferred tax liability at December 31:

	2004	2003

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$165	$154
Other	14	15

Total deferred tax liability	179	169

Deferred tax assets
Other	13	14

Total deferred tax asset	13	14

Net deferred tax liability	$166	$155

      Under El Paso’s tax accrual policy, we are allocated the tax effects associated with our employees’ non-qualified dispositions of employee stock purchase plan stock, the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation increased taxes payable by $1 million in 2003. This allocation was not material in 2004 and 2002. These tax effects are included in additional paid-in capital in our balance sheet.
4. Financial Instruments
      The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Balance sheet financial instruments:
Long-term debt, including current maturities(1)	$280	$290	$280	$294

(1)	We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.
     As of December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

5. Regulatory Assets and Liabilities
      Below are the details of our regulatory assets and regulatory liabilities at December 31:

Description	2004	2003

	(In millions)
Non-current regulatory assets
Grossed-up deferred taxes on capitalized funds used during construction(1)	$9	$9
Postretirement benefit	5	6
Under-collected deferred income taxes	1	1

Total non-current regulatory assets(2)	$15	$16

Current regulatory liabilities
Postemployment benefit	$—	$1

Non-current regulatory liabilities
Excess deferred income taxes	$1	$1

Total regulatory liabilities(2)	$1	$2

(1)	This amount is not included in our rate base on which we earn a current return.
(2)	Amounts are included as other non-current assets and other current and non-current liabilities in our balance sheet.
6. Debt and Other Credit Facilities
      Our long-term debt consists of $100 million of 6.85% senior debentures due in 2037. These debentures are puttable to us by the holders in 2007.
      We also have $180 million of 10% senior debentures that mature in June 2005. In March 2005, we issued $200 million of 5.95% senior notes due 2015. The net proceeds of the offering will be used to repay the $180 million of senior debentures that mature in June 2005, and for general corporate purposes.
  Credit Facilities
      In November 2004, El Paso replaced its previous $3 billion revolving credit facility with a new $3 billion credit agreement under which we continue to be an eligible borrower. The credit agreement consists of a $1.25 billion term loan facility, a $750 million letter of credit facility, and a $1 billion revolving credit facility. The letter of credit facility provides El Paso the ability to issue letters of credit or borrow any unused capacity as revolving loans. We are only liable for amounts we directly borrow under the credit agreement. At December 31, 2004, El Paso had $1.25 billion outstanding under the term loan facility and utilized approximately all of the $750 million letter of credit facility and approximately $0.4 billion of the $1 billion revolving credit facility to issue letters of credit, none of which were borrowed by or issued on behalf of us. Additionally, El Paso’s interests in us and several of our affiliates continues to be pledged as collateral under the credit agreement.
      Under the $3 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends and (vi) limitation on our ability to prepay debt. For the year ended December 31, 2004, we were in compliance with all of our debt-related covenants.
      Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $5 million cross-acceleration clause. If triggered, repayment of our long-term debt could be accelerated.

7. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been filed on behalf of all defendants. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action petition has since been filed as to the heating content claims. Plaintiffs have filed motions for class certification in both proceedings, and defendants have filed briefs in opposition thereto. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. There are uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, and therefore, at December 31, 2004, we had no accruals for our outstanding legal matters.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2004, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. This accrual includes $8 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability at December 31, 2004 (in millions):

Balance at January 1, 2004	$14
Additions/adjustments for remediation activities	3
Payments for remediation activities	(3)

Balance at December 31, 2004	$14

      In addition, we expect to make capital expenditures for environmental matters of approximately $2 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations. For 2005, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up plans.
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
  Rates and Regulatory Matters
      Accounting for Pipeline Integrity Costs. In November 2004, the FERC issued a proposed accounting release that may impact certain costs our interstate pipelines incur related to their pipeline integrity program. If the release is enacted as written, we would be required to expense certain future pipeline integrity costs instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this potential accounting release will have on our consolidated financial statements, we currently estimate that we would be require to expense an additional amount of pipeline integrity expenditures in the range of approximately $1 million to $4 million annually over the next eight years.
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry (NOI) seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reason is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we predict the impact that the final rule will have on us.
      While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure and accruals related to these matters. The impact of these changes may have a material effect on our results of operations, our financial position, and our cash flows in the periods these events occur.
  Capital and Other Commitments
      At December 31, 2004, we had capital and investment commitments of approximately $22 million primarily related to ongoing capital projects. Our other planned capital and investment projects are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
      We have a service agreement with Wyoming Interstate Company, Ltd., our affiliate, providing for the availability of pipeline transportation capacity through 2011. Under the service agreement, we are required to make minimum annual payments of $9 million for 2005, $7 million for 2006, $4 million for 2007, $2 million for each of the years 2008 and 2009 and $3 million in total thereafter. We expensed approximately $9 million for each of the three years ended December 31, 2004 pursuant to this agreement.
  Operating Leases
      We lease property, facilities and equipment under various operating leases. The aggregate minimum lease commitments total $1 million for the years 2005 to 2009. These amounts exclude our proportional share of minimum annual rental commitments paid by El Paso, which are allocated to us through an overhead allocation. See a further discussion of transactions with related parties in Note 11. Rental expense on our operating leases for the years ended December 31, 2004, 2003 and 2002, was $2 million, $2 million and $3 million. These amounts include our share of rent allocated to us from El Paso.
8. Retirement Benefits
  Pension and Retirement Benefits
      El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. Prior to our merger with El Paso, our parent, El Paso CGP, provided non-contributory pension plans covering substantially all of its U.S. employees, including our employees. On April 1, 2001, this plan was merged into El Paso’s existing cash balance plan. Our employees who were participants in this plan on March 31, 2001 receive the greater of cash balance benefits under the El Paso plan or the predecessor’s plan benefits accrued through March 31, 2006.
      El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with the matching contributions being made to the plan’s stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for company matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution but reinstituted it again at a rate of 50 percent of participant basic contributions up to 6 percent on July 1, 2003. Effective July 1, 2004, El Paso increased the matching contributions to 75 percent of participant basic contributions up to 6 percent. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

Other Postretirement Benefits
      As a result of El Paso’s merger with El Paso CGP, we offered a one-time election through an early retirement window for employees who were at least age 50 with 10 years of service on December 31, 2000, to retire on or before June 30, 2001, and keep benefits under our postretirement medical and life plans. Total charges associated with the curtailment and special termination benefits were $8 million. In addition, these benefits are available to a closed group of employees who retired before the El Paso merger with El Paso CGP. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. Employees who retired after June 30, 2001, continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through our rates. We expect to contribute $2 million to our other postretirement benefit plan in 2005.
      In 2004, we adopted FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement requires companies to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on their postretirement benefit plans that provide drug benefits that are covered by that legislation. We determined that our postretirement benefit plans do not provide drug benefits that are covered by this legislation and, as a result, the adoption of this pronouncement did not have a material impact on our financial statements.

      The following table presents the change in projected benefit obligation, change in plan assets and reconciliation of funded status for our other postretirement benefit plan. Our benefits are presented and computed as of and for the twelve months ended September 30 (the plan reporting date):

	2004	2003

	(In millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period:	$12	$13
Interest cost	1	1
Participant contributions	1	1
Actuarial gain	—	(1)
Benefits paid	(2)	(2)

Projected benefit obligation at end of period	$12	$12

Change in plan assets:
Fair value of plan assets at beginning of period	$13	$10
Actual return on plan assets	1	2
Employer contributions	1	2
Participant contributions	1	1
Benefits paid	(2)	(2)

Fair value of plan assets at end of period	$14	$13

Reconciliation of funded status:
Funded status at September 30	$2	$1
Unrecognized actuarial gain	(5)	(6)

Net accrued benefit cost at December 31	$(3)	$(5)

      Future benefits expected to be paid on our other postretirement plan as of December 31, 2004, are as follows (in millions):

Year Ending
December 31,

2005	$1
2006	1
2007	1
2008	1
2009	1
2010 - 2014	5

Total	$10

      Our postretirement benefit costs recorded in operating expenses include the following components for the years ended December 31:

	2004	2003	2002

	(In millions)
Interest cost	$1	$1	$1
Expected return on plan assets	(1)	(1)	—

Net postretirement benefit cost	$—	$—	$1

      Projected benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used for our other postretirement plan for 2004, 2003 and 2002:

	2004	2003	2002

	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	5.75	6.00
Assumptions related to benefit costs at December 31:
Discount rate	6.00	6.75	7.25
Expected return on plan assets(1)	7.50	7.50	7.50

(1)	The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 35 percent to 38 percent on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.0 percent in 2004, gradually decreasing to 5.5 percent by the year 2009. Assumed health care cost trends can have a significant effect on the amounts reported for other postretirement benefit plan. The impact of a one-percentage point increase or decrease in our assumed health care cost trends presented above would have been less than $1 million for both our service and interest costs and our accumulated postretirement benefit obligations.

Other Postretirement Plan Assets
      The following table provides the actual asset allocations in our postretirement plan as of September 30:

	Actual	Actual
Asset Category	2004	2003

	(Percent)
Equity securities	56	28
Debt securities	30	58
Other	14	14

Total	100	100

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
      The target allocation for the invested assets is 65 percent equity and 35 percent fixed income. In 2003, we modified our target asset allocations for our postretirement benefit plan to increase our equity allocation to 65 percent of total plan assets. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.
9. Transactions with Major Customer
      The following table shows revenues from our major customer for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Public Service Company of Colorado(1)	$96	$95	$88

(1)	Our contracts with PSCO include 1,418 BBtu/d that expire between 2006 and 2014. Of this amount, 187 BBtu/d expires in 2006 and 970 BBtu/d expires in 2007.

10. Supplemental Cash Flow Information
      The following table contains supplemental cash flow information for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Interest paid, net of capitalized interest	$25	$23	$22
Income tax payments	51	63	27
11. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We had advanced $598 million at December 31, 2004, at a rate of interest which was 2.0%. At December 31, 2003, we had advanced $563 million at a rate of interest which was 2.8%. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At December 31, 2004, we have classified $3 million of this receivable as current accounts receivable from affiliates. In addition, at December 31, 2004 and 2003, we classified $595 million and $563 million as non-current note receivables from affiliates.
      Affiliate Receivables and Payables. At December 31, 2004 and 2003, we had other accounts receivable from affiliates of $4 million and $1 million. In addition, at December 31, 2004 and 2003, we had $7 million and $6 million of non-current notes receivable from our parent, Noric III. Accounts payable to related parties was $9 million and $10 million at December 31, 2004 and 2003. These balances arose in the normal course of our business.
      We also maintained $5 million and $3 million at December 31, 2004 and 2003, in contractual deposits related to our affiliates’ transportation contracts on our system.
      We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $37 million and $59 million at December 31, 2004 and 2003, included in taxes payable on our balance sheet. The majority of these balances will become payable to El Paso under the tax accrual policy. See Note 1 for a discussion of our tax accrual policy.
      Other. In February 2003, we declared and paid a $41 million dividend to our parent. In addition, during 2004, we acquired assets from an affiliate with a net book value of $3 million.
      Affiliate Revenues and Expenses. We enter into transactions with other El Paso subsidiaries in the normal course of our business to transport, sell and purchase natural gas which increased our affiliated revenue and charges. As discussed more fully in Note 7, we also have a transportation service agreement with Wyoming Interstate Company, Ltd. that extends through 2011. Services provided by these affiliates are based on the same terms as non-affiliates.
      El Paso allocates a portion of its general and administrative expenses to us. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 2004, 2003 and 2002, the annual charges were $21 million, $27 million and $27 million. During 2004, 2003 and 2002, El Paso Natural Gas Company and Tennessee Gas Pipeline Company allocated payroll and other expenses to us associated with our shared pipeline services. The allocated expenses are based on the estimated level of staff and their expenses to provide the services. For the years ended December 2004, 2003 and 2002, the annual charges were $23 million, $19 million and $16 million. During 2004, 2003, and 2002, we provided some administrative functions for our affiliates. We, in turn, allocated administrative and general operating costs to our affiliates based on reasonable contractual levels for the services provided. The amounts recorded for these services are reported as reimbursement of operating expenses. We believe all the allocation methods are reasonable.

      The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Revenues	$36	$33	$48
Operation and maintenance expenses from affiliates	53	63	61
Reimbursement of operating expenses charged to affiliates	10	9	10

12.	Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below.

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2004
Operating revenues	$75	$65	$64	$80	$284
Operating income	39	25	17	39	120
Net income	23	14	10	26	73
2003
Operating revenues	$82	$68	$54	$75	$279
Operating income	54	41	27	37	159
Income from continuing operations	31	22	15	35	103
Discontinued operations, net of income taxes	1	7	—	—	8
Net income	32	29	15	35	111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Colorado Interstate Gas Company:
      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a) (1) present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1, the Company re-applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, on December 31, 2003.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 29, 2005

SCHEDULE II
COLORADO INTERSTATE GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions(1)	Accounts	of Period

2004
Environmental Reserves	$14	$3	$(3)	$—	$14
Allowance for Doubtful Accounts	2	—	—	—	2
2003
Legal Reserves	$2	$(2)	$—	$—	$—
Environmental Reserves	13	3	(2)	—	14
Regulatory Reserves	4	(4)	—	—	—
Allowance for Doubtful Accounts	1	(1)	—	2	2
2002
Legal Reserves	$19	$(7)	$(10)	$—	$2
Environmental Reserves	7	8	(2)	—	13
Regulatory Reserves	5	7	(8)	—	4
Allowance for Doubtful Accounts	—	1	—	—	1

(1)	These amounts represent cash payments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weakness discussed below, our disclosure controls and procedures were not effective as of December 31, 2004. Because of the material weakness, we performed additional procedures to ensure that our financial statements as of and for the year ended December 31, 2004, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Internal Control Over Financial Reporting
      During 2004, we continued our efforts to ensure our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will apply to us at December 31, 2006. In our efforts to evaluate our internal control over financial reporting, we have identified the material weakness described below as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Access to Financial Application Programs and Data. At December 31, 2004, we did not maintain effective controls over access to financial application programs and data. Specifically, we identified internal control deficiencies with respect to inadequate design of and compliance with our security access procedures related to identifying and monitoring conflicting roles (i.e., segregation of duties) and a lack of independent monitoring of access to various systems by our information technology staff, as well as certain users that require unrestricted security access to financial and reporting systems to perform their responsibilities. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement of a number of our financial statement accounts, including property, plant and equipment, accounts payable, operating expenses and potentially others, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
Changes in Internal Control over Financial Reporting
      Changes in the Fourth Quarter 2004. There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Changes in 2005. Since December 31, 2004, we have taken action to correct the control deficiencies that resulted in the material weakness described above including implementing monitoring controls in our information technology areas over users who require unrestricted access to perform their job responsibilities. Other remedial actions have also been identified and are in the process of being implemented.

ITEM 9B. OTHER INFORMATION
      None.
PART III
      Item 10, “Directors and Executive Officers of the Registrant;” Item 11, “Executive Compensation;” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and Item 13, “Certain Relationships and Related Transactions,” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
      The Audit Fees for the years ended December 31, 2004 and 2003 of $925,000 and $500,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of Colorado Interstate Gas Company.
All Other Fees
      No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2004 and 2003.
Policy for Approval of Audit and Non-Audit Fees
      We are a wholly owned indirect subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2005 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:
      1. Financial statements and supplemental information.
      The following consolidated financial statements are included in Part II, Item 8, of this report:
      2. Financial statement schedules.

Schedule II — Valuation and Qualifying Accounts	35
All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibit list	39

COLORADO INTERSTATE GAS COMPANY
EXHIBIT LIST
December 31, 2004
      Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

3.A		Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B		By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form 10-K)
*4.A		Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee.
*4.A	.1	First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee.
4.A	.2	Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.A to our Form 8-K filed March 14, 2005).
10.A		Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B		Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).

Exhibit
Number	Description

10.C	$3,000,000,000 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.1 to El Paso Corporation’s Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 First Quarter Form 10-Q); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Second Quarter Form 10-Q);Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B to our Form 8-K filed August 10, 2004); Pipeline Company Borrower Joinder Agreement dated as of December 23, 2003 (Exhibit 10.E to our 2003 Form 10-K); CIG Joinder Agreement dated as of December 23, 2003 (Exhibit 10.F to our 2003 Form 10-K).
10.D	Security and Intercreditor Agreement dated as of April 16, 2003 among El Paso Corporation, the persons referred to therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents, JPMorgan Chase Bank, as Credit Agreement Administrative Agent and JPMorgan Chase Bank, as Collateral Agent, Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to El Paso Corporation’s Form 8-K filed April 18, 2003).
10.E	Registration Rights Agreement dated as of March 9, 2005 between Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, BNP Paribas Securities Corp., Fortis Securities LLC, Greenwich Capital Markets, Inc. and Scotia Capital (USA) Inc. (Exhibit 10.A to our Form 8-K filed March 14, 2005).
21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2005.

COLORADO INTERSTATE GAS COMPANY

By	/s/ JOHN W. SOMERHALDER II

John W. Somerhalder II
Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN W. SOMERHALDER II (John W. Somerhalder II)	Chairman of the Board and Director (Principal Executive Officer)	March 29, 2005

/s/ JAMES J. CLEARY (James J. Cleary)	President and Director	March 29, 2005

/s/ GREG G. GRUBER (Greg G. Gruber)	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 29, 2005

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
December 31, 2004
      Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

3.A		Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B		By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form 10-K)
*4.A		Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee.
*4.A	.1	First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee.
4.A	.2	Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.A to our Form 8-K filed March 14, 2005).
10.A		Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B		Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).

Exhibit
Number	Description

10.C	$3,000,000,000 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.1 to El Paso Corporation’s Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 First Quarter Form 10-Q); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Second Quarter Form 10-Q);Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B to our Form 8-K filed August 10, 2004); Pipeline Company Borrower Joinder Agreement dated as of December 23, 2003 (Exhibit 10.E to our 2003 Form 10-K); CIG Joinder Agreement dated as of December 23, 2003 (Exhibit 10.F to our 2003 Form 10-K).
10.D	Security and Intercreditor Agreement dated as of April 16, 2003 among El Paso Corporation, the persons referred to therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents, JPMorgan Chase Bank, as Credit Agreement Administrative Agent and JPMorgan Chase Bank, as Collateral Agent, Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to El Paso Corporation’s Form 8-K filed April 18, 2003).
10.E	Registration Rights Agreement dated as of March 9, 2005 between Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, BNP Paribas Securities Corp., Fortis Securities LLC, Greenwich Capital Markets, Inc. and Scotia Capital (USA) Inc. (Exhibit 10.A to our Form 8-K filed March 14, 2005).
21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.