Form 10-Q
period 2005-06-30
COLORADO INTERSTATE GAS CO
filed 2005-08-08
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
 [X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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
     Common stock, par value $1 per share. Shares outstanding on August 5, 2005: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certification of Principal Executive Officer pursuant to Section 302
Certification of Chief Financial Officer pursuant to Section 302
Certification of Principal Executive Officer pursuant to Section 906
Certification of Chief Financial Officer pursuant to Section 906

COLORADO INTERSTATE GAS COMPANY

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	12
	PART II — Other Information
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
MMcf	= million cubic feet
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our”, or “ours”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$67	$65	$144	$140

Operating expenses
Operation and maintenance	33	29	67	54
Depreciation, depletion and amortization	8	7	15	14
Taxes, other than income taxes	2	4	6	8

	43	40	88	76

Operating income	24	25	56	64
Other income, net	2	1	3	1
Interest and debt expense	(8)	(7)	(15)	(13)
Affiliated interest income, net	6	3	11	7

Income before income taxes	24	22	55	59
Income taxes	8	8	20	22

Net income	$16	$14	$35	$37

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2005 and $2 in 2004	24	32
Affiliates	19	7
Other	1	1
Materials and supplies	3	3
Deferred income taxes	5	4
Other	8	5

Total current assets	60	52

Property, plant and equipment, at cost	1,198	1,181
Less accumulated depreciation, depletion and amortization	376	374

Total property, plant and equipment, net	822	807

Other assets
Notes receivable from affiliates	651	602
Other	23	19

	674	621

Total assets	$1,556	$1,480

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$10	$9
Affiliates	13	9
Other	7	8
Current maturities of long-term debt	—	180
Accrued liabilities	7	5
Taxes payable	54	45
Contractual deposits	8	8
Other	4	1

Total current liabilities	103	265

Long-term debt	300	100

Other liabilities
Deferred income taxes	175	170
Other	11	13

	186	183

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	920	885

Total stockholder’s equity	967	932

Total liabilities and stockholder’s equity	$1,556	$1,480

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net income	$35	$37
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	15	14
Deferred income taxes	4	5
Other non-cash income adjustments	(1)	—
Asset and liability changes	22	11

Net cash provided by operating activities	75	67

Cash flows from investing activities
Additions to property, plant and equipment	(35)	(16)
Net change in affiliate advances	(57)	(56)
Net proceeds from the sale of assets	—	1

Net cash used in investing activities	(92)	(71)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	197	—
Payments to retire long-term debt	(180)	—

Net cash provided by financing activities	17	—

Net change in cash and cash equivalents	—	(4)
Cash and cash equivalents
Beginning of period	—	4

End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2005, and for the quarters and six months ended June 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of June 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $1 million to $3 million annually.
2. Debt and Credit Facilities
     Debt
      In March 2005, we issued $200 million of 5.95% senior notes due 2015. The net proceeds of the offering were used to repay our $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes.

  Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At June 30, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement, none of which was borrowed by us or issued on behalf of us.
      For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K. As a result of the repayment of our 10% senior debentures, we are no longer subject to the $5 million cross-acceleration provision included in that indenture.
3. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff in this case seeks royalties, along with interest, expenses and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2005.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2005, we had accrued approximately $15 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $7 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to June 30, 2005 (in millions):

Balance at January 1, 2005	$14
Additions/adjustments for remediation activities	4
Payments for remediation activities	(2)
Other charges, net	(1)

Balance at June 30, 2005	$15

      During the first quarter of 2005, we entered into agreements with Colorado and Kansas to perform studies and, based on the study results, we agreed to remediate sites potentially contaminated with mercury from prior operations. We made an accrual of $4 million during the first quarter of 2005 based on agreements we reached with Colorado and Kansas. We are currently reviewing plans with other states in which we operate to determine if studies and potential remediation will be required.
      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
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
  Rates and Regulatory Matters
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry seeking comments on its policy regarding selective discounting by natural gas pipelines. In May 2005, the FERC issued an order reaffirming its prior practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons when the discount is given to meet competition from another natural gas pipeline.
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
4. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At June 30, 2005 and December 31, 2004, we had advanced to El Paso $655 million and $598 million. The interest rate was 4.3% at June 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At June 30, 2005 and December 31, 2004, we classified $10 million and $3 million of this receivable as a current note receivable from affiliates, with $645 million and $595 million classified as non-current.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $48 million at June 30, 2005 and $37 million at December 31, 2004, included in taxes payable on our balance sheet. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates:

	June 30,	December 31,
	2005	2004

	(In millions)
Other current assets	$2	$2
Non-current note receivable	6	7
Contractual deposits	5	5
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company associated with our shared pipeline services. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$8	$8	$17	$16
Operations and maintenance expenses from affiliates	15	14	28	26
Reimbursements of operating expenses charged to affiliates	5	2	9	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$67	$65	$144	$140
Operating expenses	(43)	(40)	(88)	(76)

Operating income	24	25	56	64
Other income, net	2	1	3	1

EBIT	26	26	59	65
Interest and debt expense	(8)	(7)	(15)	(13)
Affiliated interest income, net	6	3	11	7
Income taxes	(8)	(8)	(20)	(22)

Net income	$16	$14	$35	$37

Throughput volumes (BBtu/d)(1)	1,835	1,743	1,849	1,759

(1)	Throughput volumes include billable transportation throughput volume for storage activities.

     The following items contributed to our overall EBIT decrease of $6 million for the six months ended June 30, 2005 as compared to the same period in 2004. Our EBIT for the quarter ended June 30, 2005 compared to the same period in 2004 was primarily unchanged.

	Quarter Ended				Six Months Ended
	June 30,				June 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations and processing revenues	$2	$(3)	$—	$(1)	$5	$(5)	$—	$—
Environmental reserve accrual	—	2	—	2	—	(2)	—	(2)
Higher benefits and allocation of overhead and shared service costs from affiliates	—	(3)	—	(3)	—	(5)	—	(5)
Other(1)	—	1	1	2	(1)	—	2	1

Total impact on EBIT	$2	$(3)	$1	$—	$4	$(12)	$2	$(6)

(1)	Consists of individual insignificant items.
     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations and Processing Revenues. The financial impact of operational gas is based on the amount of natural gas and processing revenues we are allowed to recover and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period and are influenced by factors such as system throughput, facility enhancements, gas processing margins and the ability to operate the system in the most efficient and safe manner. For the quarter and six months ended June 30, 2005, we experienced higher processing plant revenues as a result of higher volumes and prices. However, higher gas costs for the same periods in 2005 versus 2004 offset this revenue increase. We anticipate that this area of our business will continue to vary in the future and will be impacted by rate actions, efficiency of our pipeline operations, natural gas and liquids prices and other factors.
      Environmental Reserve. During the first quarter of 2005, we entered into agreements with Colorado and Kansas to perform studies and, based on the study results, we agreed to remediate sites potentially contaminated with mercury from prior operations. We made an accrual of $4 million during the first quarter of 2005 based on agreements we reached with Colorado and Kansas. We are currently reviewing plans with other states in which we operate to determine if studies and potential remediation will be required. We do not anticipate that this will result in a material change to future earnings.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company associated with our shared pipeline services. During the quarter and six months ended June 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the significance of our asset base and earnings to the overall El Paso asset base and earnings.
      Expansions. In June 2005, the FERC issued a certificate authorizing us to construct the Raton Basin expansion, which will add 104 MMcf/d of capacity to our system. The project is fully subscribed for 10 years 14 percent of which is held by an affiliate. Construction began in June and the project is expected to be in service by October 2005. This expansion is currently expected to increase our revenues by an estimated $9 million in 2006 and an estimated $13 million annually thereafter.

      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $1 million to $3 million annually.
      Regulatory Matter. Under the terms of our last rate case settlement, we are obligated to file proposed new rates to be effective no later than October 1, 2006. To comply, we anticipate filing a new rate case in March 2006. We expect that the FERC will set those proposed rates for hearing. At this time, we cannot determine all of the issues that will be raised in such a hearing. Additionally, although we will attempt to settle this rate case, it is too early to determine how successful those efforts will be or the financial impact.
Affiliated Interest Income, Net

Second Quarter 2005 Compared to Second Quarter 2004
      Affiliated interest income, net for the quarter ended June 30, 2005, was $3 million higher than the same period in 2004, due to higher average advances to El Paso under our cash management program in 2005 and an increase in short-term interest rates in 2005. The average advance balance due from El Paso of $604 million for second quarter 2004 increased to $658 million in 2005. In addition, the average short-term interest rates for the second quarter increased from 2.3% in 2004 to 4.0% in 2005.

Six Months Ended 2005 Compared to Six Months Ended 2004
      Affiliated interest income, net for six months ended June 30, 2005, was $4 million higher than the same period in 2004 due to higher average advances to El Paso under our cash management program in 2005 and higher short-term interest rates in 2005. The average advance balance due from El Paso of $580 million for the six months of 2004 increased to $632 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.5% in 2005.
Income Taxes

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$8	$8	$20	$22
Effective tax rate	33%	36%	36%	37%
      Our effective tax rates were different than the statutory rate of 35 percent, primarily due to state income taxes and state tax adjustments to reflect income tax returns as filed, net of federal tax effects.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. During much of 2004, we temporarily suspended advancing funds to El Paso, but resumed participation in the cash management program late in the year. At June 30, 2005, we had a cash advance receivable from El Paso of $655 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At June 30, 2005, we have classified $10 million of this receivable as current and $645 million as a non-current note receivable from affiliates in our balance sheet. We also have a $6 million non-current note receivable from our parent, El Paso Noric Investments III, L.L.C., at June 30, 2005. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we are pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Debt
      In March 2005, we issued $200 million of 5.95% senior notes due 2015. The net proceeds of the offering were used to repay our $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes. As a result of this debt repayment, we are no longer subject to the $5 million cross-acceleration provision included in that indenture.
Capital Expenditures
      Our capital expenditures for the six months ended June 30, 2005, were approximately $35 million. We expect to spend approximately $62 million for the remainder of 2005 for capital expenditures, consisting of approximately $40 million to expand the capacity on our system and $22 million for maintenance capital. Approximately $35 million of our remaining 2005 expansion capacity expenditures are related to the Raton Basin expansion. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, if necessary.
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
Material Weakness Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over access to financial application programs and data in certain information technology environments. The remedial actions implemented in 2005 related to this material weakness are described below.
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes; and

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments.
      During the second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above.

•	Separated security administration rights from system update capabilities for our applications described above.

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.
      We believe that the changes in our internal controls described above have remediated the material weakness. Our testing and evaluation of the operating effectiveness and sustainability of the changes in internal controls has not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting.

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
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

COLORADO INTERSTATE GAS COMPANY
Date: August 5, 2005

/s/ JAMES J. CLEARY

James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)
Date: August 5, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this Report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits designated by “**” are furnished with this filing pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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