Form 10-Q
period 2005-09-30
COLORADO INTERSTATE GAS CO
filed 2005-11-07
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
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
Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock, par value $1 per share. Shares outstanding on November 4, 2005: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$67	$64	$211	$204

Operating expenses
Operation and maintenance	40	37	107	91
Depreciation, depletion and amortization	8	8	23	22
Taxes, other than income taxes	4	2	10	10

	52	47	140	123

Operating income	15	17	71	81
Other income, net	1	—	4	1
Interest and debt expense	(5)	(6)	(20)	(19)
Affiliated interest income, net	7	5	18	12

Income before income taxes	18	16	73	75
Income taxes	7	6	27	28

Net income	$11	$10	$46	$47

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2005 and $2 in 2004	30	32
Affiliates	228	7
Other	1	1
Materials and supplies	3	3
Deferred income taxes	6	4
Other	14	5

Total current assets	282	52

Property, plant and equipment, at cost	1,211	1,181
Less accumulated depreciation, depletion and amortization	379	374

Total property, plant and equipment, net	832	807

Other assets
Notes receivable from affiliates	450	602
Other	21	19

	471	621

Total assets	$1,585	$1,480

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$16	$9
Affiliates	15	9
Other	9	8
Current maturities of long-term debt	—	180
Taxes payable	60	45
Accrued liabilities	10	5
Contractual deposits	8	8
Other	—	1

Total current liabilities	118	265

Long-term debt	300	100

Other liabilities
Deferred income taxes	178	170
Other	11	13

	189	183

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	931	885

Total stockholder’s equity	978	932

Total liabilities and stockholder’s equity	$1,585	$1,480

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,

	2005	2004

Cash flows from operating activities
Net income	$46	$47
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	23	22
Deferred income taxes	6	7
Other non-cash income adjustments	(3)	—
Asset and liability changes	33	19

Net cash provided by operating activities	105	95

Cash flows from investing activities
Additions to property, plant and equipment	(65)	(33)
Net change in affiliate advances	(57)	(53)
Other	—	(2)

Net cash used in investing activities	(122)	(88)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	197	—
Payments to retire long-term debt	(180)	—

Net cash provided by financing activities	17	—

Net change in cash and cash equivalents	—	7
Cash and cash equivalents
Beginning of period	—	4

End of period	$—	$11

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of September 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and do not believe that this pronouncement will have a material impact on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $1 million to $3 million annually.
2. Acquisition
      In November 2005, we acquired Wyoming Interstate Company, Ltd. (WIC), from our affiliates for its net book value of approximately $212 million before purchase price adjustments. The acquisition of WIC has been accounted for at its historical cost as both we and WIC are indirectly owned by El Paso. WIC owns and operates a 600 mile natural gas pipeline system extending from western Wyoming and the Powder River Basin to various pipeline interconnections near Cheyenne, Wyoming. WIC transports natural gas for both third parties and our affiliates, including us.

3. Debt and Credit Facilities
     Debt
      In November 2005, we issued $400 million of senior unsecured notes with an annual interest rate of 6.80%. The notes mature in November 2015.
      In March 2005, we issued $200 million of 5.95% senior notes due in March 2015. The net proceeds of the offering were used to repay our $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes. As a result of this debt repayment, we are no longer subject to a $5 million cross-acceleration provision included in that indenture.
      Included in our long-term debt is $100 million of 6.85% senior debentures due in 2037. These debentures are puttable to us by the holders on June 15, 2007, together with accrued and unpaid interest. In addition, we have the ability to call $600 million (which includes the $400 million senior notes discussed above) of our bonds at our sole discretion, at any time. If we were to exercise our option to call these bonds, we would be obligated to pay principal and accrued interest and a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.
  Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At September 30, 2005, El Paso had $1.2 billion outstanding under the term loan, none of which was borrowed by us and $1.6 billion of letters of credit issued under the credit agreement. We have no letter of credit obligations under this facility. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
4. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2005.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2005, we had accrued approximately $15 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $7 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2005 to September 30, 2005 (in millions):

Balance at January 1, 2005	$14
Additions/adjustments for remediation activities	4
Payments for remediation activities	(3)

Balance at September 30, 2005	$15

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
      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $1 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
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

5. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At September 30, 2005 and December 31, 2004, we had advanced to El Paso $655 million and $598 million. The interest rate was 4.9% at September 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At September 30, 2005, and December 31, 2004, we classified $212 million and $3 million of this receivable as current.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $51 million at September 30, 2005 and $37 million at December 31, 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2005	2004

	(In millions)
Other current assets	$2	$2
Non-current note receivable	7	7
Contractual deposits	5	5
      In the third quarter of 2004, we acquired assets from our affiliate with a net book value of $3 million.
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from El Paso Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP) associated with our shared pipeline services. The following table shows revenues and charges from our affiliates for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$6	$11	$23	$27
Operations and maintenance expenses from affiliates	14	13	42	39
Reimbursements of operating expenses charged to affiliates	4	3	13	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$67	$64	$211	$204
Operating expenses	(52)	(47)	(140)	(123)

Operating income	15	17	71	81
Other income, net	1	—	4	1

EBIT	16	17	75	82
Interest and debt expense	(5)	(6)	(20)	(19)
Affiliated interest income, net	7	5	18	12
Income taxes	(7)	(6)	(27)	(28)

Net income	$11	$10	$46	$47

Throughput volumes (BBtu/d)(1)	1,878	1,645	1,859	1,721

(1)	Throughput volumes include billable transportation throughput volume for storage activities.

     The following items contributed to our overall EBIT decreases of $1 million and $7 million for the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004.

	Quarter Ended				Nine Months Ended
	September 30,				September 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations, revaluations, and processing revenues	$1	$(11)	$—	$(10)	$6	$(16)	$—	$(10)
Storage facility gas loss in 2004	—	5	—	5	—	6	—	6
Environmental reserve accrual	—	—	—	—	—	(2)	—	(2)
Higher benefits and allocation of overhead and shared service costs from affiliates	—	—	—	—	—	(5)	—	(5)
Other(1)	2	1	1	4	1	—	3	4

Total impact on EBIT	$3	$(5)	$1	$(1)	$7	$(17)	$3	$(7)

(1)	Consists of individually insignificant items.
     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations, Revaluations, and Processing Revenues. The financial impact of operational gas is based on the amount of natural gas and processing revenues we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are impacted by volumes and prices during a given period and by factors such as system throughput, facility enhancements, gas processing margins and the ability to operate the system in the most efficient and safe manner. These revenues are recognized when volumes of gas not needed for operations are retained. We can also experience variability in our operating results from revaluations of net natural gas imbalances owed to shippers and encroachments against our system gas. These volumetric obligations are recognized as they occur and are impacted by changing prices each period.
      For the quarter and nine months ended September 30, 2005, we experienced higher processing plant revenues as a result of higher volumes and prices. As of September 30, 2005, we had encroachments against our system gas supply and net imbalances owed to shippers of approximately 2.7 Bcf. We also experienced higher gas prices, which caused an increase in our obligations of $10 million to replace system gas and settle gas imbalances in the future. Future impacts of these imbalances will be based on future volumes and changes in prices. We anticipate that this area of our business will continue to vary in the future and will be impacted by rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
      Environmental Reserve. During the first quarter of 2005, we entered into agreements with Colorado and Kansas to perform studies and, based on the study results, we agreed to remediate sites potentially contaminated with mercury from prior operations. We made an accrual of $4 million during the first quarter of 2005 based on agreements we reached with Colorado and Kansas. We are currently reviewing plans with other states in which we operate to determine if studies and potential remediation will be required. We do not anticipate that this will result in a material impact on future earnings.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from EPNG and TGP associated with our shared pipeline services. During the nine months ended September 30, 2005, we were allocated higher costs than the same period in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the relationship of our asset base and earnings to El Paso’s overall asset base and earnings.

      Expansions. In June 2005, the FERC authorized us to construct the Raton Basin expansion, which will add 104 MMcf/d of capacity to our system. The project is fully subscribed for 10 years, and 14 percent of the capacity will be held by an affiliate. Estimated costs of the project are approximately $59 million. Construction began in June and portions of the project went into service in September 2005 with the remaining facilities expected to be in service in November and December 2005. This expansion is estimated to increase our revenues by $9 million in 2006 and $13 million annually thereafter.
      In September 2005, the FERC approved Wyoming Interstate Company, Ltd.’s Piceance Basin Expansion Project, which will consist of the construction and operation of approximately 142 miles of 24-inch pipeline, compression, and metering facilities. Estimated costs of the project are approximately $120 million and construction is expected to start in November 2005, with an estimated in service date of the first quarter 2006 assuming favorable weather conditions. This expansion is estimated to increase our revenues by $11 million in 2006, $19 million in 2007 and $21 million annually thereafter.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $1 million to $3 million annually.
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
Affiliated Interest Income, Net

Third Quarter 2005 Compared to Third Quarter 2004
      Affiliated interest income, net for the quarter ended September 30, 2005, was $2 million higher than the same period in 2004, due primarily to an increase in average short-term interest rates on average advances, which increased from 2.5% in 2004 to 4.5% in 2005. The average advances of $638 million due from El Paso for the third quarter 2005 was unchanged as compared to the same period in 2004.

Nine Months Ended 2005 Compared to Nine Months Ended 2004
      Affiliated interest income, net for nine months ended September 30, 2005, was $6 million higher than the same period in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $602 million for the nine months of 2004 increased to $634 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.8% in 2005.
Income Taxes

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except for rates)
Income taxes	$7	$6	$27	$28
Effective tax rate	39%	38%	37%	37%
      Our effective tax rates were higher than the statutory rate of 35 percent, primarily due to state income taxes and state tax adjustments to reflect income tax returns as filed.

Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. During much of 2004, we temporarily suspended advancing funds to El Paso, but resumed participation in the cash management program late in the year. At September 30, 2005, we had a cash advance receivable from El Paso of $655 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement of the entire amount in the next twelve months. At September 30, 2005, we have classified $212 million of this receivable as current in our balance sheet. We also have a $7 million non-current note receivable from our parent, El Paso Noric Investments III, L.L.C., at September 30, 2005. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock is pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations.
Debt
      In November 2005, we issued $400 million of senior unsecured notes with an annual interest rate of 6.80%. The notes mature in November 2015. Proceeds from the offering will be used for general corporate purposes and in the interim were initially advanced to El Paso under the cash management program. See Item 1, Financial Statements, Note 2, for a discussion of our acquisition of Wyoming Interstate Company Ltd. The acquisition was funded by recovering amounts advanced to El Paso under its cash management program.
      In March 2005, we issued $200 million of 5.95% senior notes due in March 2015. The net proceeds of the offering were used to repay our $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes. As a result of this debt repayment, we are no longer subject to a $5 million cross-acceleration provision included in that indenture.
Capital Expenditures
      Our capital expenditures for the nine months ended September 30, 2005 were approximately $65 million. In November 2005, we acquired WIC from our affiliates for approximately $212 million before purchase price adjustments. We expect to spend approximately $33 million for the remainder of 2005 for capital expenditures, consisting of approximately $20 million to expand the capacity on our system and $13 million for maintenance capital. Approximately $16 million of our remaining 2005 expansion capacity expenditures are related to the Raton Basin expansion. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program, if necessary.
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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the Company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first six months of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Performed an in-depth analysis of our primary financial accounting system to examine existing functional access to identify any potentially incompatible duties and developed an enhanced segregation of duties matrix based on this analysis;

•	Modified our primary financial accounting system to eliminate or modify potentially conflicting functionality;

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above;

•	Separated security administration rights from system update capabilities for our applications described above; and

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.
      During the third quarter of 2005, we also implemented various changes in our internal control over financial reporting, including:

•	Conducted training on company-wide accounting policies;

•	Improved our procedures for managing information systems changes; and

•	Enhanced the automated controls over the preparation and posting of journal entries.
      We believe that the changes in our internal controls described above have remediated the material weakness identified in connection with our assessment of internal controls as of December 31, 2004. Our testing and evaluation of the operating effectiveness and sustainability of many of the changes in internal controls not have been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found below and in Part I, Item 3 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
      Natural Buttes. In May 2003, we met with the Environmental Protection Agency (EPA) to discuss potential prevention of significant deterioration violations due to a de-bottlenecking modification at our facility. The EPA issued an Administrative Compliance Order and we were in negotiations with the EPA as to the appropriate penalty. In September 2005, we were informed that the EPA referred this matter to the U.S. Department of Justice. We have since entered into a tolling agreement with the United States in order to facilitate continuing settlement discussions.
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
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

4	.A	Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Form 8-K filed on November 2, 2005).
4	.B	Form of 6.80% Note Due 2015 (included as Exhibit A to Exhibit 4.A to our Form 8-K filed on November 2, 2005).
10	.A	Registration Rights Agreement, dated as of November 1, 2005, among Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, ABN AMRO Incorporated, BNP Paribas, Greenwich Capital Markets, Inc., HVB Capital Markets, Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Form 8-K filed on November 2, 2005).
10	.B	Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to our Form 8-K filed on November 2, 2005).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: November 4, 2005

/s/ JAMES J. CLEARY

James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)
Date: November 4, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

4	.A	Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Form 8-K filed on November 2, 2005).
4	.B	Form of 6.80% Note Due 2015 (included as Exhibit A to Exhibit 4.A to our Form 8-K filed on November 2, 2005).
10	.A	Registration Rights Agreement, dated as of November 1, 2005, among Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, ABN AMRO Incorporated, BNP Paribas, Greenwich Capital Markets, Inc., HVB Capital Markets, Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Form 8-K filed on November 2, 2005).
10	.B	Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to our Form 8-K filed on November 2, 2005).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.