Form 10-K
period 2005-12-31
COLORADO INTERSTATE GAS CO
filed 2006-03-07
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
      ☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
      ☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number 1-4874
Colorado Interstate Gas Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0173305
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)
Telephone number:  (713) 420-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

6.85% Senior Debentures, due 2037	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
    State the aggregate market value of the voting stock held by non-affiliates of the registrant:    None
    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
    Common Stock, par value $1 per share. Shares outstanding on March 3, 2006: 1,000
    COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
Documents incorporated by reference: None

COLORADO INTERSTATE GAS COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Bcf	= billion cubic feet
LNG	= liquefied natural gas
MDth	= thousand dekatherms
MMcf	= million cubic feet
NGL	= natural gas liquids
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us”, “we”, “our”, “ours”, or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I
ITEM 1. BUSINESS
Overview and Strategy
      We are a Delaware corporation incorporated in 1927, and an indirect wholly owned subsidiary of El Paso Corporation (El Paso). In November 2005, we acquired Wyoming Interstate Company, Ltd. (WIC) from our affiliates for its net book value of approximately $215 million. The acquisition of WIC was accounted for as a transaction between entities under common control. As such, the assets and liabilities of WIC were recorded at El Paso’s historical cost on the acquisition date. The information included in this Annual Report on Form 10-K reflects the combined information of CIG and WIC for all periods presented. For more information regarding the acquisition of WIC, see Part II, Item 8, Financial Statement and Supplementary Data, Note 2.
      Our primary business consists of the interstate transportation, storage and processing of natural gas. We conduct our business activities through our natural gas pipeline systems and storage facilities as discussed below.
      Each of our pipeline systems and storage facilities operates under tariffs approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. The fees or rates established under our tariffs are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. Our revenues from transportation, storage and related services consist of two types of revenues:
      Reservation revenues. Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline systems and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.
      Usage revenues. Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.
      In 2005, approximately 78 percent of our revenues were attributable to reservation charges paid by firm customers. The remaining 22 percent of our revenues were variable. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, the creditworthiness of our customers and weather. Through 2005, we also experienced volatility in our financial results when the amounts of natural gas utilized in our operations differed from the amounts we recovered from our customers for that purpose and from revaluation and processing revenue.
      Our strategic business plan is as follows:

•	Favorably resolve our upcoming CIG rate case;

•	Successfully recontract transportation capacity;

•	Focus on cost efficiencies, especially fuel use;

•	Successfully complete expansion projects; and

•	Attract new supply and transport to new markets.
      Below is a further discussion of our pipeline systems and storage facilities.
      The CIG System. The CIG system consists of approximately 4,000 miles of pipeline with a design capacity of approximately 3,000 MMcf/d. During 2005, 2004 and 2003, average throughput was 1,902 BBtu/d, 1,744 BBtu/d and 1,685 BBtu/d. This system extends from production areas in the Rocky Mountain region and the Anadarko Basin to the front range of the Rocky Mountains and interconnects with several pipeline systems transporting gas to the midwest, the southwest, California and the Pacific northwest.

      The WIC System. The WIC system consists of approximately 600 miles of pipeline with a design capacity of approximately 1,997 MMcf/d. During 2005, 2004 and 2003, average throughput was 1,479 BBtu/d, 1,201 BBtu/d and 1,213 BBtu/d (inclusive of 174 BBtu/d, 158 BBtu/d and 154 BBtu/d transported for CIG). This system extends from western Wyoming and the Powder River Basin to various pipeline interconnections near Cheyenne, Wyoming.
      In September 2005, the FERC approved WIC’s Piceance Basin expansion project, which will consist of the construction and operation of approximately 142 miles of 24-inch pipeline, compression and metering facilities to move additional supplies into the WIC system near Wamsutter, Wyoming. This expansion will increase our receipt capacity by 333 MMcf/d. Construction of the project began in November 2005, and has an estimated in-service date of March 2006, assuming favorable weather conditions.
      Storage Facilities. Along the CIG pipeline system, we have approximately 29 Bcf of underground working natural gas storage capacity provided by four storage facilities located in Colorado and Kansas.

Markets and Competition
      Our customers consist of natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas. Our pipeline systems connect with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets.
      Imported LNG is one of the fastest growing supply sectors of the natural gas market. Terminals and other regasification facilities can serve as important sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems also may compete with us for transportation of gas into market areas we serve.
      Electric power generation is the fastest growing demand sector of the natural gas market. The growth of the electric power industry potentially benefits the natural gas industry by creating more demand for natural gas turbine generated electric power. This effect is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and increased natural gas prices. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm contracts with us.
      The CIG system serves two major markets, its on-system market, consisting of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming, and its off-system market, consisting of the transportation of Rocky Mountain natural gas production from multiple supply basins to interconnections with other pipelines bound for the midwest, the southwest, California and the Pacific northwest. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services. The WIC system has a one Bcf/d Medicine Bow lateral that is the primary source of transportation for increasing volumes of Powder River Basin supply and can readily be expanded as supply increases. Currently, there are two other interstate pipelines that transport limited volumes out of this basin. WIC also commenced construction on a 333 MMcf/d lateral to transport gas produced from the Piceance Basin in northwest Colorado to WIC’s mainline, which connects to pipelines serving western and mid-continent markets. Currently, there is one other competing interstate pipeline under construction, which will also transport gas from this basin.
      Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or remarket expiring capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs, although at times, we discount these rates to remain competitive.

      The following table details the markets we serve and the competition on our pipeline systems as of December 31, 2005:

Pipeline
System	Customer Information	Contract Information	Competition

CIG	Approximately 111 firm and interruptible customers Major Customer: Public Service Company of Colorado (970 BBtu/d) (187 BBtu/d) (261 BBtu/d)	Approximately 184 firm transportation contracts. Weighted average remaining contract term of approximately five years.

Contract terms expire in 2007.
Contract term expires in 2008.
		Contract terms expire in 2009-2014.	CIG serves two major markets. Its on-system market consists of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming. Its off-system market consists of the transportation of Rocky Mountain production from multiple supply basins to interconnections with other pipelines bound for the midwest, the southwest, California and the Pacific northwest. Competition for its on-system market consists of an intrastate pipeline, local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market. Competition for its off-system market consists of other existing and proposed interstate pipelines that are directly connected to its supply sources.

WIC	Approximately 47 firm and interruptible customers Major Customers: Williams Power Company (353 BBtu/d) CIG (247 BBtu/d) Western Gas Resources (235 BBtu/d) Cantera Gas Company (226 BBtu/d)	Approximately 47 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Contract terms expire in 2008-2013.

Contract terms expire in 2006-2016.

Contract terms expire in 2007-2013.

		Contract terms expire in 2012-2013.	WIC competes with pipelines that are existing, proposed and currently under construction to provide transportation services to delivery points in northeast Colorado and western Wyoming. WIC’s one Bcf/d Medicine Bow lateral is the primary source of transportation for increasing volumes of Powder River Basin supply and can readily be expanded as supply increases. Currently, there are two other interstate pipelines that transport limited volumes out of this basin.

Regulatory Environment
      Our interstate natural gas transmission systems and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under tariffs approved by the FERC that establish rates, terms and conditions of service to our customers. Generally, the FERC’s authority extends to:

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
      Our interstate pipeline systems are also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our systems have ongoing inspection programs designed to keep all of our facilities in compliance with pipeline safety and environmental requirements and we believe that our systems are in material compliance with the applicable requirements.
      We are subject to regulations over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission systems and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.

Environmental
      A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

Employees
      As of February 27, 2006, we had approximately 250 full-time employees, none of whom are subject to a collective bargaining arrangement.

ITEM 1A.	RISK FACTORS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate,” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
      Our business is the transportation and storage of natural gas for third parties. As a result, the volume of natural gas and NGL involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current throughput, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity:

•	service area competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	future weather conditions;

•	price competition;

•	drilling activity and availability of natural gas;

•	decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources, such as LNG;

•	decreased natural gas demand due to various factors, including increases in prices and the increased availability or popularity of alternative energy sources such as hydroelectric power;

•	increased costs of capital;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions; and

•	unfavorable movements in natural gas and NGL prices in supply and demand areas.

The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically, some of which are for a substantial portion of our firm transportation capacity.
      Our revenues are generated under transportation and storage contracts that expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts.
      In particular, our ability to extend or replace transportation and storage contracts could be adversely affected by factors we cannot control, including:

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
      For 2005, our contracts with Public Service Company of Colorado were substantial. For additional information on our contracts with our major customer, see Item 1, Business — Markets and Competition and Part II, Item 8, Financial Statements and Supplementary Data, Note 10. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.
Fluctuations in energy commodity prices could adversely affect our business.
      Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the prices of natural gas and NGL. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas-fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional natural gas reserves and our ability to access additional supplies from interconnecting pipelines to offset the natural decline from existing wells connected to our systems. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of natural gas available for transmission and storage through our systems. We retain a fixed percentage of natural gas transported. This retained gas is used as fuel and to replace lost and unaccounted for gas. Pricing volatility may, in some cases, impact the value of under or over recoveries of this retained gas, as well as imbalances and system encroachments. If natural gas prices in the supply basins connected to our pipeline systems are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas and NGL;

•	abundance of supplies of alternative energy sources; and

•	political unrest among oil producing countries.

The agencies that regulate us and our customers affect our profitability.
      Our pipeline business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of Interior and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. In setting authorized rates of return in recent FERC decisions, the FERC has utilized a proxy group of companies that includes local distribution companies that are not faced with as much competition or risks as interstate pipelines. The inclusion of these companies may create downward pressure on tariff rates that are submitted for approval. If our tariff rates were reduced or redesigned in a future rate proceeding, if our volume of business under our currently permitted rates were decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.
      In addition, increased regulatory requirements relating to the integrity of our pipelines requires additional spending in order to maintain compliance with these requirements. Any additional requirements that are enacted could significantly increase the amount of these expenditures.
      Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.
Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.
      Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation and remediation or clean-up of contaminated properties (some of which have been designated as Superfund sites by the Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)), as well as damage claims arising out of the contamination of properties or impact on natural resources. It is not possible for us to estimate exactly the amount and timing of all future expenditures related to environmental matters because of:

•	The uncertainties in estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	The discovery of new sites or additional information at existing sites;

•	The uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties; and

•	The nature of environmental laws and regulations, including the interpretation and enforcement thereof.
      Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide and methane) are in various phases of discussion or implementation. These include the Kyoto Protocol, proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in GHG emissions. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. These actions could also impact the consumption of natural gas, thereby affecting our operations.
      Although we believe we have established appropriate reserves for our environmental liabilities, we could be required to set aside additional amounts due to these uncertainties which could significantly impact our future consolidated results of operations, cash flows or financial position. For additional information concerning our environmental matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 8.

Our operations are subject to operational hazards and uninsured risks.
      Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions and other hazards, each of which could result in damage to or destruction of our facilities or damages or injuries to persons. In addition, our operations and assets face possible risks associated with acts of aggression. If any of these events were to occur, we could suffer substantial losses.
      While we maintain insurance against many of these risks, to the extent and in amounts we believe are reasonable, this insurance does not cover all risks. Many of our insurance coverages have material deductibles and self insurance levels, as well as limits on our maximum recovery. As a result, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.
The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.
      We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•	our ability to obtain all necessary approvals and permits by regulatory agencies on a timely basis on terms that are acceptable to us;

•	potential changes of federal, state and local statutes and regulations, including environmental requirements that prevent a project from proceeding or increase the anticipated cost of the expansion project;

•	impediments on our ability to acquire rights-of-ways or land rights on a timely basis within our anticipated costs;

•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials or labor, or other factors beyond our control, that may be material;

•	anticipated future growth in natural gas supply does not materialize; and

•	lack of transportation, storage or throughput commitments that result in write-offs of development costs.
      Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve our expected investment return, which could adversely affect our financial position or results of operations.
Risks Related to Our Affiliation with El Paso
      El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference into this report.
Our relationship with El Paso and its financial condition subjects us to potential risks that are beyond our control.
      Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Caa1 by Moody’s Investor Service and B- by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated B1 by Moody’s Investor Service and B by Standard & Poor’s. Downgrades of our credit rating could increase our cost of capital and collateral requirements, and could impede our access to capital markets.

      El Paso provides cash management and other corporate services for us. Pursuant to El Paso’s cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any affiliated receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 12.
Our system of internal controls is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes. A loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.
      Our system of internal controls is designed to provide reasonable assurance that the objectives of the control system are met. However, any system of internal controls is subject to inherent limitations and the design of our controls may not provide absolute assurances that all of our objectives will be entirely met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected.
We may be subject to a change of control under certain circumstances.
      Our parent pledged its equity interests in us as collateral under El Paso’s $3 billion credit agreement. As a result, our ownership is subject to change if there is an event of default under the credit agreement, regardless if we have any borrowings outstanding under the credit agreement, and El Paso’s lenders exercise rights over their collateral.
A default under El Paso’s $3 billion credit agreement by any party could accelerate our future borrowings, if any, under the agreement and our long-term debt, which could adversely affect our liquidity position.
      We are a party to El Paso’s $3 billion credit agreement. We are only liable, however, for our borrowings under the agreement, which were zero as of December 31, 2005. Under the credit agreement, a default by El Paso, or any other borrower could result in the acceleration of all outstanding borrowings including the borrowings of any non-defaulting party. The acceleration of our future borrowings, if any, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.
We are an indirect subsidiary of El Paso.
      As an indirect subsidiary of El Paso, El Paso has substantial control over:

•	our payment of dividends;

•	decisions on our financings and our capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in El Paso’s cash management program.
      El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.
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
      Natural Buttes. In May 2003, we met with the EPA to discuss potential prevention of significant deterioration violations due to a de-bottlenecking modification at our facility. The EPA issued an Administrative Compliance Order and we are in negotiations with the EPA as to the appropriate penalty. In September 2005, we were informed that the EPA referred this matter to the U.S. Department of Justice. We have since entered into a tolling agreement with the United States in order to facilitate continuing settlement discussions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      All of our common stock, par value $1 per share, is owned by our direct parent, Noric Holdings III, L.L.C. (Noric III) and, accordingly, our stock is not publicly traded. Noric III is an indirect subsidiary of El Paso.
      We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2003, we declared and paid cash dividends of approximately $41 million. No common stock dividends were declared or paid in 2005 or 2004.

ITEM 6.	SELECTED FINANCIAL DATA
      Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Part I, Item 1A, Risk Factors.
      In November 2005, we acquired WIC from our affiliates for its net book value of approximately $215 million. The acquisition of WIC was accounted for as a transaction between entities under common control. As such, the assets and liabilities of WIC were recorded at El Paso’s historical cost on the acquisition date. The management discussion and analysis of financial condition and results of operations included herein reflects the combined information of CIG and WIC for all periods presented.
Overview
      Our business consists of interstate natural gas transmission, storage and processing services. Each of these businesses face varying degrees of competition from existing and proposed pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, nuclear, coal and fuel oil.
      The FERC regulates the rates we can charge our customers. These rates are a function of the cost of providing services to our customers, including a reasonable return on our invested capital. As a result, our revenues and financial results have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, the creditworthiness of our customers and weather. In 2005, 78 percent of our revenues were attributable to reservation charges paid by firm customers. Reservation charges are paid regardless of volumes transported or stored. The remaining 22 percent were variable. Through 2005, we also experienced volatility in our financial results when the amounts of natural gas utilized in operations differed from the amounts we recovered from our customers for that purpose.
      Our ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs, although at times, we discount these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues. The weighted average remaining contract term for our contracts is approximately five years as of December 31, 2005.
      Below is the contract expiration portfolio for our firm transportation contracts as of December 31, 2005, including those whose terms begin in 2006 or later.

		Percent of Total
	BBtu/d(1)	Contracted Capacity

2006	424	7
2007	1,876	32
2008	376	6
2009 and beyond	3,239	55

(1)	Includes CIG capacity on the WIC system.

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

	2005	2004

	(In millions, except
	volumes amounts)
Operating revenues	$374	$348
Operating expenses	(227)	(185)

Operating income	147	163
Other income, net	8	3

EBIT	155	166
Interest and debt expense	(30)	(26)
Affiliated interest income, net	27	13
Income taxes	(55)	(54)

Net income	$97	$99

Total throughput (BBtu/d)(1)	3,207	2,787

(1)	Throughput volumes include billable transportation throughput volume for storage activities and exclude throughput transported by WIC on behalf of CIG.
     The following items contributed to our overall EBIT decrease of $11 million for the year ended December 31, 2005 as compared to 2004:

				EBIT

	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations, revaluations and processing revenues	$8	$(28)	$—	$(20)
Environmental reserve	—	(13)	—	(13)
Higher general and administrative expenses	—	(6)	—	(6)
Higher transportation revenues	13	—	—	13
Other(1)	5	5	5	15

Total impact on EBIT	$26	$(42)	$5	$(11)

(1)	Consists of individually insignificant items.
     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations, Revaluations and Processing Revenues. The financial impact of operational gas is based on the amount of natural gas and processing revenues we are allowed to retain and dispose of according to our tariff, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us at the time volumes are retained. The revenues recognized are impacted by changes in volumes and prices during a given period and by factors such as system throughput, facility enhancements, gas processing margins and the ability to operate the systems in the most efficient and safe manner. During 2005, we experienced a $4 million decrease in our results based on the volumes and changing prices of these retained volumes as compared to 2004. We also experienced variability in our operating results from revaluations of net natural gas imbalances owed to customers and from encroachments against our system gas. These volumetric obligations were recognized as they occurred and were impacted by changing prices each period.
      For the year ended December 31, 2005, we had higher processing plant revenues as a result of higher volumes and prices, which were partially offset by higher gas costs used to produce these revenues. We also experienced a $14 million increase in our obligation for net system encroachments and imbalances owed to others as a result of changing market prices. Future impacts on these imbalances will be based on future volumes and changes in prices. We anticipate that this area of our business will continue to vary in the future and will be impacted by rate actions, efficiency of our pipeline operations, natural gas prices and other factors.
      Environmental Reserve. During 2005, we entered into agreements with various states to remediate sites potentially contaminated with mercury from prior operations. We accrued $6 million based on these agreements. We are currently reviewing plans with two other states in which we operate to determine if studies and potential remediation will be required. We also recorded an additional $7 million accrual for remediation at a formerly owned site in Wyoming. We do not anticipate that these issues will result in a material impact on future earnings.
      Higher General and Administrative Expenses. During the year ended December 31, 2005, our general and administrative expenses were higher than in 2004, primarily due to an increase in benefits accrued under retirement plans and higher insurance. We were also allocated higher costs from El Paso Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP), our affiliates, associated with our shared pipeline services. In addition, we allocate certain costs to Cheyenne Plains Gas Pipeline (CPG), also our affiliate.
      Expansions. Currently, we have the following projects that have been approved by the FERC, and that have been recently completed or are in various stages of completion:

	Actual/	Actual/
	Anticipated Completion	Estimated
Project	or In Service Date	Cost	Estimated Annual Revenues(1)

Raton Basin	September and December 2005	$54 million	2006 - $9 million; Thereafter - $13 million annually
Piceance Basin	March 2006	$132 million	2006 - $11 million; 2007 - $19 million; Thereafter - $21 million annually

(1)	Estimated revenues represent executed agreements with third parties for capacity on the expansion project.
     Accounting for Pipeline Integrity Costs. Beginning January 1, 2006, we will be required under a FERC accounting release with to expense certain costs incurred in connection with our pipeline integrity program, instead of our current practice of capitalizing them as part of our property, plant and equipment. We currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $2 million to $3 million annually.
      Regulatory Matter. Under the terms of our last rate case settlement, CIG is obligated to file proposed new rates to be effective no later than October 1, 2006. In February 2006, the FERC agreed to change the effective date to no later than December 1, 2006. We anticipate filing a new rate case no later than May 2006. We expect that the FERC will set those proposed rates for hearing. At this time, we cannot determine all of the issues that will be raised in such a hearing. Additionally, although we will attempt to settle this CIG rate case, it is too early to determine how successful those efforts will be or the financial impact.

  Interest and Debt Expense
      Interest and debt expense for the year ended December 31, 2005 was $4 million higher than in 2004 primarily due to the issuances in March and November 2005 of $200 million and $400 million of senior notes, partially offset by the repayment in June 2005 of our $180 million, 10% senior debentures.
  Affiliated Interest Income, Net
      Affiliated interest income, net for the year ended December 31, 2005, was $14 million higher than in 2004 due primarily to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term rate increased from 2.4% in 2004 to 4.2% in 2005. In addition, the average advances due from El Paso of $544 million in 2004 increased to $655 million in 2005.
  Income Taxes

	Year Ended
	December 31,

	2005	2004

	(In millions,
	except for rates)
Income taxes	$55	$54
Effective tax rate	36%	35%
      Our effective tax rates for 2005 and 2004 approximated the statutory federal rate of 35 percent. During both periods, the effective tax rate was impacted by current year state income taxes, offset by changes in estimates of prior year state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 4.
Liquidity and Capital Resources
  Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. During much of 2004, CIG temporarily suspended advancing funds to El Paso, but resumed participation in the cash management program late in the year. At December 31, 2005, we had a note receivable from El Paso of $750 million that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. See Item 8, Financial Statements and Supplementary Data, Note 12, for a further discussion of El Paso’s cash management program. We also have a $7 million non-current note receivable from our parent, Noric III, at December 31, 2005.
      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and several of our affiliates are pledged as collateral. At December 31, 2005, El Paso had $1.2 billion outstanding as a term loan and $1.7 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this facility. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.
  Debt
      In November 2005, CIG issued $400 million of 6.80% senior notes due in November 2015. The proceeds from the offering were used for general corporate purposes, but were advanced to El Paso under the cash management program until recovered by us for our operating needs.

      In October 2005, WIC repaid the outstanding balance on its $30 million variable interest rate note due 2007. The funds used to repay the note were received from El Paso as a repayment of amounts due to WIC under El Paso’s cash management program.
      In March 2005, CIG issued $200 million of 5.95% senior notes due in March 2015. The net proceeds of the offering were used to repay our $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes. As a result of this debt repayment, we are no longer subject to a $5 million cross-acceleration provision included in that indenture.
      For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.
Capital Expenditures
      Our capital expenditures for the years ended December 31 are as follows:

	2005	2004

	(In millions)
Maintenance	$29	$36
Expansion/Other	119	25

Total	$148	$61

      Under our current plan, we expect to spend between approximately $40 million and $62 million in each of the next three years for capital expenditures to maintain the integrity of our pipelines, to comply with clean air regulations and to ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between approximately $58 million and $208 million in each of the next three years to expand the capacity of our systems contingent upon customer commitment to the projects. The primary drivers of these capacity additions are the WIC Piceance Basin expansion and other planned Rocky Mountain and Front Range area expansion projects. We expect to fund capital expenditures through a combination of internally generated funds or by recovering amounts advanced to El Paso under its cash management program, if necessary.
Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.
New Accounting Pronouncements Issued But Not Yet Adopted
      See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities by expected maturity dates and the fair value of those securities. At December 31, 2005, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2005		December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions, except for rate)
Liabilities:
Long-term debt, including current maturities — fixed rate	$700	$710	$310	$320
Average interest rate	6.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2005	2004	2003

Operating revenues	$374	$348	$347

Operating expenses
Operation and maintenance	169	130	95
Depreciation, depletion and amortization	43	41	34
Gain on sale of long-lived assets	—	—	(6)
Taxes, other than income taxes	15	14	12

	227	185	135

Operating income	147	163	212
Other income, net	8	3	25
Interest and debt expense	(30)	(26)	(26)
Affiliated interest income, net	27	13	9

Income before income taxes	152	153	220
Income taxes	55	54	83

Income from continuing operations	97	99	137
Discontinued operations, net of income taxes	—	—	8

Net income	$97	$99	$145

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $3 in 2005 and $4 in 2004	45	41
Affiliates	4	45
Other	1	1
Materials and supplies	3	3
Deferred income taxes	7	5
Prepaids and other	22	4

Total current assets	82	99

Property, plant and equipment, at cost	1,792	1,655
Less accumulated depreciation, depletion and amortization	547	530

Total property, plant and equipment, net	1,245	1,125

Other assets
Notes receivable from affiliates	757	538
Other	34	27

	791	565

Total assets	$2,118	$1,789

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$19	$12
Affiliates	19	9
Other	22	8
Current maturities of long-term debt	—	192
Taxes payable	59	57
Accrued liabilities	10	5
Accrued interest	8	1
Other	17	9

Total current liabilities	154	293

Long-term debt	700	118

Other liabilities
Deferred income taxes	221	215
Other	34	36

	255	251

Commitments and contingencies

Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	108
Retained earnings	962	1,019

Total stockholder’s equity	1,009	1,127

Total liabilities and stockholder’s equity	$2,118	$1,789

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income	$97	$99	$145
Less income from discontinued operations, net of income taxes	—	—	8

Net income from continuing operations	97	99	137
Adjustments to reconcile net income from continuing operations to net cash from operating activities
Depreciation, depletion and amortization	43	41	34
Deferred income taxes	4	15	37
Gain on sale of long-lived assets	—	—	(6)
Re-application of SFAS No. 71	—	—	(18)
Other non-cash income items	(5)	2	6
Asset and liability changes
Accounts receivable	35	(9)	65
Accounts payable	17	19	(51)
Taxes payable	—	(24)	(13)
Other asset and liability changes
Assets	(11)	1	(17)
Liabilities	19	(10)	(27)

Cash provided by continuing operations	199	134	147
Cash used in discontinued operations	—	—	(4)

Net cash provided by operating activities	199	134	143

Cash flows from investing activities
Additions to property, plant and equipment	(148)	(61)	(50)
Proceeds from the sale of assets and investments	—	1	9
Net change in affiliate advances	(216)	(63)	(129)
Other	—	(3)	(1)

Cash used in continuing operations	(364)	(126)	(171)
Cash provided by discontinued operations	—	—	74

Net cash used in investing activities	(364)	(126)	(97)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	590	—	—
Payments to retire long-term debt	(210)	(11)	(11)
Dividends paid	—	—	(41)
Distribution	(215)	—	—
Contributions from discontinued operations	—	—	70
Other	—	(1)	(1)

Cash provided by (used in) continuing operations	165	(12)	17
Cash used in discontinued operations	—	—	(70)

Net cash provided by (used in) financing activities	165	(12)	(53)

Net change in cash and cash equivalents from continuing operations	—	(4)	(7)
Cash and cash equivalents
Beginning of period	—	4	11

End of period	$—	$—	$4

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

	Common stock		Additional		Total
			paid-in	Retained	stockholder’s
	Shares	Amount	capital	earnings	equity

January 1, 2003	1,000	$—	$109	$816	$925
Net income				145	145
Allocated tax expense of El Paso equity plans			(1)		(1)
Dividends				(41)	(41)

December 31, 2003	1,000	—	108	920	1,028
Net income				99	99

December 31, 2004	1,000	—	108	1,019	1,127
Net income				97	97
Distribution			(61)	(154)	(215)

December 31, 2005	1,000	$—	$47	$962	$1,009

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
  Basis of Presentation and Principles of Consolidation
      Our financial statements include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. In November 2005, we acquired WIC from our affiliates, see Note 2. We accounted for this acquisition at El Paso’s historical cost as a transaction between entities under common control. Therefore, these financial statements include the results of operations, financial position and cash flows of WIC for all periods presented as though we were always combined entities. Our financial statements for prior periods also include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder’s equity.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
  Regulated Operations
      Our natural gas transmission systems and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. In 2003, we re-established the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effect of Certain Types of Regulation. We perform an annual study to assess the ongoing applicability of SFAS No. 71. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include postretirement employee benefit plan costs, capitalizing an equity return component on regulated capital projects and certain costs included in, or expected to be included in, future rates.
      As a result of re-establishing the principles of SFAS No. 71, we recorded other income of $18 million in our 2003 income statement comprised of $12 million to record the regulatory asset associated with the tax gross-up of allowance for funds used during construction (AFUDC) and $6 million to record the postretirement benefits to be collected from our customers in the future.

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
  Natural Gas Imbalances
      Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system, processing plant or storage facility differs from the contractual amount of natural gas delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind, subject to the terms of our tariff.
      Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported in our balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current as we expect to settle them within a year.

Property, Plant and Equipment
      Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and an interest and an equity return component, as allowed by the FERC. We capitalize the major units of property replacements or improvements and expense minor items.
      Prior to our reapplication of SFAS No. 71 effective December 31, 2003, we used the straight-line method to depreciate our pipeline and storage systems over their remaining useful lives of 50 years at a rate of 2 percent. In January 2004, we began using the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from approximately two percent to 27 percent per year. Using these rates, the remaining depreciable lives of these assets range from four to 51 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation service and storage rates.
      When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost, plus the cost to remove, sell or dispose, less its salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in operating income.
      At December 31, 2005 and 2004, we had approximately $91 million and $27 million of construction work in progress included in our property, plant and equipment.
      We capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2005 and 2003 were $1 million and $2 million. Debt amounts capitalized in 2004 were immaterial. These debt amounts are included as a reduction to interest expense in our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during the years ended December 31, 2005 and 2004 were $4 million and $2 million (exclusive of any tax related impacts). There were no equity amounts capitalized for the year ended December 31, 2003 as we were not following the provisions of SFAS No. 71. These equity amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity financed construction are reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments
      We evaluate our assets for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our assets’ carrying values based on their ability to generate future cash flows on an undiscounted basis. If an impairment is indicated or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sales, among other factors. We also reclassify the asset or assets as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have any continuing involvement in the cash flows of those assets after they are sold. The sales of our field services and production businesses during 2003 met all of the requirements to be treated as discontinued operations in 2003. See Note 3 for further information.

Revenue Recognition
      Our revenues are primarily generated from natural gas transportation and storage services. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period, regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts we use for operating purposes. We recognize revenue on gas not used in operations when the volumes are retained under our tariff. Revenues for all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding.

Environmental Costs and Other Contingencies
      We record liabilities at their undiscounted amounts on our balance sheet in other current and long-term liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the EPA or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period expense when clean-up efforts do not benefit future periods.
      We evaluate separately from our liability any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage. When recovery is assured after an evaluation of their creditworthiness or solvency, we record and report an asset separately from the associated liability on our balance sheet.
      We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against the associated reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount or at least the minimum of the range of probable loss.

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
      Pursuant to El Paso’s policy, we record current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments or receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.
  Accounting for Asset Retirement Obligations
      On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that we record a liability for retirement and removal costs of long-lived assets used in our business when the timing and/or amount of the settlement of those costs are relatively certain. On December 31, 2005, we adopted the provisions of FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which requires that we record a liability for those retirement and removal costs in which the timing and/or amount of the settlement of the costs are uncertain.
      We have legal obligations associated with our natural gas pipelines and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipelines if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability on those legal obligations when we can estimate the timing and amount of their settlement. These obligations include those where we have plans to or otherwise will be legally required to replace, remove or retire the associated assets. Substantially all of our natural gas pipelines can be maintained indefinitely, and as a result, we have not accrued a liability associated with purging and sealing them. Our net asset retirement liability as of December 31, 2005 and 2004, is not material to our financial statements.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of December 31, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of a significant standard that may impact us.
      Accounting for Pipeline Integrity Costs. Beginning January 1, 2006, we will be required under a FERC accounting release to expense certain costs incurred in connection with our pipeline integrity program instead of our current practice of capitalizing them as part of our property, plant and equipment. We currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $2 million to $3 million annually.
2. Acquisition of Affiliate
      In November 2005, we acquired WIC, from our affiliates for its net book value of approximately $215 million. The acquisition of WIC was accounted for as a transaction between entities under common control. As such, the assets and liabilities of WIC were recorded at El Paso’s historical cost on the acquisition date. In addition, our historical financial statements have been adjusted in all periods presented to reflect the acquisition as though we were always combined even though we did not legally acquire WIC until November 2005. The acquisition price paid by CIG for WIC of $215 million has been reflected in the accompanying financial statements as a stockholder distribution. WIC owns and operates a 600-mile natural gas pipeline system extending from western Wyoming and the Powder River Basin to various pipeline interconnections near Cheyenne, Wyoming. WIC transports natural gas for both third parties and our affiliates.
3. Discontinued Operations and Divestitures

Discontinued Operations
      In 2003, we announced a plan to sell our Mid-Continent midstream assets and completed the sale of our Wyoming gathering systems. With this announcement, we completed or announced the sale of substantially all of our midstream assets. As a result, we reclassified these assets and operations as discontinued operations in our financial statements. In June 2003, we completed the sale of the assets in the Mid-Continent region. These assets primarily included our Greenwood, Hugoton, Keyes and Mocane natural gas gathering systems, our Sturgis processing plant and our processing arrangements at three additional processing plants. Net proceeds from the sale were approximately $46 million and we recognized a gain in the second quarter of 2003 of approximately $13 million.
      The summarized financial results of our discontinued operations are as follows:

December 31,
2003

(In millions)
Operating Results:
Revenues	$67
Costs and expenses	(67)
Gain on sale of assets	12

Operating income	12
Income taxes	(4)

Income from discontinued operations, net of income taxes	$8

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

4. Income Taxes
      Components of Income Taxes. The following table reflects the components of income taxes from continuing operations for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Current
Federal	$49	$41	$42
State	2	(2)	4

	51	39	46

Deferred
Federal	3	13	33
State	1	2	4

	4	15	37

Total income taxes from continuing operations	$55	$54	$83

      Effective Tax Rate Reconciliation. Our income taxes from continuing operations differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2005	2004	2003

	(In millions, except
	for rates)
Income taxes at the statutory federal rate of 35%	$53	$54	$77
Increase (decrease)
Current year state income taxes, net of federal income tax benefit	3	3	5
State income tax adjustment, net of federal income tax benefit	(1)	(3)	—
Other	—	—	1

Income taxes from continuing operations	$55	$54	$83

Effective tax rate	36%	35%	38%

      Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability at December 31:

	2005	2004

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$220	$209
Other	18	16

Total deferred tax liability	238	225

Deferred tax assets
Other	24	15

Total deferred tax asset	24	15

Net deferred tax liability	$214	$210

      Other Tax Matters. Under El Paso’s tax accrual policy, we are allocated the tax effects associated with our employees’ nonqualified dispositions of El Paso stock under its employee stock purchase plan, the exercise of stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation increased taxes payable by $1 million in 2003. This allocation was not significant in 2005 and 2004. These tax effects are included in additional paid-in capital in our balance sheets.

5. Financial Instruments
      The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Balance sheet financial instruments:
Long-term debt, including current maturities(1)	$700	$710	$310	$320

(1)	We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.
     As of December 31, 2005 and 2004, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.
6. Regulatory Assets and Liabilities
      Below are the details of our regulatory assets and liabilities at December 31:

Description	2005	2004

	(In millions)
Current regulatory asset	$2	$—
Non-current regulatory assets
Grossed-up deferred taxes on capitalized funds used during construction	14	12
Postretirement benefits	5	6
Under-collected deferred income taxes	2	2

Total regulatory assets(1)	$23	$20

Current regulatory liabilities	$7	$—
Non-current regulatory liabilities
Excess deferred income taxes	2	3
Over-collected fuel variance	8	11

Total regulatory liabilities(1)	$17	$14

(1)	Amounts are included as other current and non-current assets and other current and non-current liabilities in our balance sheet.
7. Debt and Credit Facilities
     Debt
      Our long-term debt outstanding consisted of the following at December 31:

	2005	2004

	(In millions)
10% Senior Debentures due 2005	$—	$180
Variable Interest Rate Note due 2007	—	30
5.95% Senior Notes due 2015	200	—
6.80% Senior Notes due 2015	400	—
6.85% Senior Debentures due 2037	100	100

	700	310
Less: current maturities	—	192

Total long-term debt, less current maturities	$700	$118

      In November 2005, CIG issued $400 million of 6.80% senior notes due in November 2015. The proceeds from the offering are to be used for general corporate purposes, but were advanced to El Paso under the cash management program until used by us.

      In October 2005, WIC repaid the outstanding balance on its $30 million variable interest rate note due 2007. The funds used to repay the note were received from E1 Paso as a repayment of amounts due to WIC under El Paso’s cash management program.
      In March 2005, CIG issued $200 million of 5.95% senior notes due in March 2015. The net proceeds of the offering were used to repay our $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes. As a result of this debt repayment, we are no longer subject to a $5 million cross-acceleration provision included in that indenture.
      Included in our long-term debt is $100 million of 6.85% senior debentures due in 2037. These senior debentures are puttable to us by the holders on June 15, 2007, together with accrued and unpaid interest. In addition, we have the ability to call $600 million of our senior notes at any time prior to their stated maturities. If we were to exercise our option to call these senior notes, we would be obligated to pay principal and accrued interest and a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.
  Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Additionally, our common stock and several of our affiliates continue to be pledged as collateral under the agreement. At December 31, 2005, El Paso had $1.2 billion outstanding as a term loan and $1.7 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this facility.
      Under the $3 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) limitations on our ability to prepay debt. For the year ended December 31, 2005, we were in compliance with all of our debt-related covenants.
8. Commitments and Contingencies
  Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued a recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2005.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2005, we had accrued approximately $23 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $13 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2005 to December 31, 2005 (in millions):

Balance at January 1, 2005	$14
Additions/adjustments for remediation activities	13
Payments for remediation activities	(4)

Balance at December 31, 2005	$23

      During 2005, we entered into agreements with various states to remediate sites potentially contaminated with mercury from prior operations. We accrued $6 million based on these agreements. We are currently reviewing plans with two other states in which we operate to determine if studies and potential remediation will be required. We also recorded an additional $7 million accrual for remediation at a formerly owned site in Wyoming.
      For 2006, we estimate that our total remediation expenditures will be approximately $10 million, which will be expended under government directed clean-up plans.
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

  Capital and Other Commitments
      At December 31, 2005, we had capital and investment commitments of approximately $35 million primarily related to ongoing capital projects. Our other planned capital and investment projects are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
  Operating Leases
      We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on operating leases as of December 31, 2005, were as follows:

Year Ending
December 31,	Operating Leases

(In millions)
2006	$2
2007	2
2008	2
2009	2

Total	$8

      Rental expense on our operating leases for each of the years ended December 31, 2005, 2004 and 2003 was $4 million, $4 million and $3 million. These amounts include our share of rent allocated to us from El Paso.
     Other Commercial Commitments
      We also hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligation under these easements is not material to the results of our operations.

Capital Lease
      Effective on December 1, 1999, WIC leased a compressor station under a capital lease from an affiliate, Wyco Development, LLC. The compressor station lease expires November 2029. The total original capitalized cost of the lease was $12 million. As of December 31, 2005, we have a net book value of approximately $9 million related to this capital lease.
      Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2005 are as follows:

Year Ending
December 31,	(In millions)

2006	$1
2007	1
2008	1
2009	1
2010	1
Thereafter	15

Total minimum lease payments	20

Less: amount representing interest	11

Present value of net minimum lease payments	$9

9. Retirement Benefits
  Pension and Retirement Benefits
      El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. In addition, El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions up to 6 percent of eligible compensation and can make additional discretionary matching contributions. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

Postretirement Benefits
      We provide medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through our rates. We expect to contribute $1 million to our postretirement benefit plan in 2006.
      In 2004, we adopted FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits covered by that legislation. We determined that our postretirement benefit plans do not provide drug benefits covered by this legislation and, as a result, the adoption of this pronouncement did not have a material impact on our financial statements.
      The following table presents the change in projected benefit obligation, change in plan assets and reconciliation of funded status for our postretirement benefit plan. Our benefits are presented and computed as of and for the twelve months ended September 30 (the plan reporting date):

	2005	2004

	(In millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period:	$12	$12
Interest cost	—	1
Participant contributions	1	1
Benefits paid	(2)	(2)

Projected benefit obligation at end of period	$11	$12

Change in plan assets:
Fair value of plan assets at beginning of period	$14	$13
Actual return on plan assets	1	1
Employer contributions	2	1
Participant contributions	1	1
Benefits paid	(2)	(2)

Fair value of plan assets at end of period	$16	$14

Reconciliation of funded status:
Funded status at September 30	$5	$2
Unrecognized actuarial gain	(6)	(5)

Net accrued benefit cost at December 31	$(1)	$(3)

      Future benefits expected to be paid on our postretirement plan as of December 31, 2005, are as follows (in millions):

Year Ending
December 31,

2006	$1
2007	1
2008	1
2009	1
2010	1
2011 - 2014	5

Total	$10

      Our postretirement benefit costs recorded in operating expenses include the following components for the years ended December 31:

	2005	2004	2003

	(In millions)
Interest cost	$—	$1	$1
Expected return on plan assets	—	(1)	(1)

Net postretirement benefit cost	$—	$—	$—

      Projected benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used for our postretirement plan for 2005, 2004 and 2003:

	2005	2004	2003

	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	5.25	5.75
Assumptions related to benefit costs at December 31:
Discount rate	5.75	6.00	6.75
Expected return on plan assets(1)	7.50	7.50	7.50

(1)	The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 35 percent to 38 percent on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.9 percent in 2005, gradually decreasing to 5.0 percent by the year 2015. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. The impact of a one-percentage point increase or decrease in our assumed health care cost trends presented above would have been less than $1 million for both our service and interest costs and our accumulated postretirement benefit obligations.

Postretirement Plan Assets
      The following table provides the actual asset allocations in our postretirement plan as of September 30:

	Actual	Actual
Asset Category	2005	2004

	(Percent)
Equity securities	59	56
Debt securities	31	30
Other	10	14

Total	100	100

      The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall in investment performance compared to investment objectives is the result of general economic and capital market conditions.
      The target allocation for the invested assets is 65 percent equity and 35 percent fixed income. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.
10. Transactions with Major Customer
      The following table shows revenues from our major customer for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Public Service Company of Colorado	$98	$99	$98
11. Supplemental Cash Flow Information
      The following table contains supplemental cash flow information for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Interest paid, net of capitalized interest	26	28	28
Income tax payments	51	64	70
12. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, at December 31, 2005, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. At December 31, 2005 and 2004, we had a note receivable from El Paso of $750 million and $534 million. We classified $3 million of this receivable as current at December 31, 2004. The interest rate at December 31, 2005 and 2004 was 5.0% and 2.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $49 million at December 31, 2005 and 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso. See Note 1 for a discussion of our tax accrual policy.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business at December 31:

	2005	2004

	(In millions)
Non-current note receivable	$7	$7
Contractual deposits	5	5
      In February 2003, we declared and paid a $41 million dividend to our parent. In addition, during 2004, we acquired assets from an affiliate with a net book value of $3 million.

      Affiliate Revenues and Expenses. We enter into transactions with other El Paso subsidiaries in the normal course of our business to transport, sell and purchase natural gas. Services provided to or by these affiliates are based on the same terms as non-affiliates.
      El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. This allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. In addition to allocations from El Paso, we are also allocated costs from EPNG and TGP associated with our pipelines services. We also allocate costs to CPG for its share of pipeline services. El Paso currently bills us directly for compensation expense related to certain stock-based compensation awards granted directly to our employees as well as allocates to us our proportionate share of El Paso’s corporate compensation expense. On January 1, 2006, El Paso adopted SFAS No. 123(R), Share-Based Payment, which requires that companies measure all employee stock-based compensation awards at fair value on the date they are granted to employees and recognize compensation costs in its financial statements over the requisite service period. As a result, beginning in 2006, we will record additional expenses for all stock-based compensation awards (including stock options) granted directly to our employees as well as our allocable share of El Paso’s corporate stock-based compensation expense.
      The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Revenues	$28	$37	$36
Operation and maintenance expenses from affiliates	48	44	54
Reimbursements of operating expenses charged to affiliates	6	—	—

13.	Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below.

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2005
Operating revenues	$95	$86	$85	$108	$374
Operating income	45	36	17	49	147
Net income	27	23	14	33	97
2004
Operating revenues	$91	$81	$80	$96	$348
Operating income	51	35	27	50	163
Net income	30	21	15	33	99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Colorado Interstate Gas Company:
      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1), present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America, In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1, the Company re-applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, on December 31, 2003.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

SCHEDULE II
COLORADO INTERSTATE GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions(1)	Accounts	of Period

2005
Environmental Reserves	$14	$13	$(4)	$—	$23
Allowance for Doubtful Accounts	4	—	—	(1)	3
2004
Environmental Reserves	$14	$3	$(3)	$—	$14
Allowance for Doubtful Accounts	4	—	—	—	4
2003
Legal Reserves	$2	$(2)	$—	$—	$—
Environmental Reserves	13	3	(2)	—	14
Allowance for Doubtful Accounts	3	(1)	—	2	4

(1)	These amounts represent cash payments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of December 31,2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter 2005.
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
Audit Fees
      The audit fees for the years ended December 31, 2005 and 2004 of $1,066,000 and $925,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of Colorado Interstate Gas Company.
All Other Fees
      No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2005 and 2004.
Policy for Approval of Audit and Non-Audit Fees
      We are a wholly owned indirect subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2006 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:
      1. Financial statements and supplemental information.
      The following consolidated financial statements are included in Part II, Item 8, of this report:

Page

Consolidated Statements of Income	16
Consolidated Balance Sheets	17
Consolidated Statements of Cash Flows	18
Consolidated Statements of Stockholder’s Equity	19
Notes to Consolidated Financial Statements	20
Report of Independent Registered Public Accounting Firm	34

2. Financial statement schedules.
Schedule II — Valuation and Qualifying Accounts	35
All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibit list	38

COLORADO INTERSTATE GAS COMPANY
EXHIBIT LIST
December 31, 2005
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

3.A		Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B		By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form 10-K)
4.A		Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A to our 2004 Form 10-K).
4.A	.1	First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A.1 to our 2004 Form 10-K).
4.A	.2	Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.A to our Form 8-K filed March 14, 2005).
4.A	.3	Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Form 8-K filed on November 2, 2005).
10.A		Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B		Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
10.C		Registration Rights Agreement dated as of March 9, 2005 between Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, BNP Paribas Securities Corp., Fortis Securities LLC, Greenwich Capital Markets, Inc. and Scotia Capital (USA) Inc. (Exhibit 10.A to our Form 8-K filed March 14, 2005).
10.D		No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.G to our 2005 First Quarter Form 10-Q).
10.E		Registration Rights Agreement, dated as of November 1, 2005, among Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, ABN AMRO Incorporated, BNP Paribas, Greenwich Capital Markets, Inc., HVB Capital Markets, Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Form 8-K filed on November 2, 2005).
10.F		Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to our Form 8-K filed on November 2, 2005).
21		Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Exhibit
Number	Description

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2006.

COLORADO INTERSTATE GAS COMPANY

By:	/s/ James J. Cleary

James J. Cleary
Chairman of the Board and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Colorado Interstate Gas Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James J. Cleary James J. Cleary	Chairman of the Board and President (Principal Executive Officer)	March 3, 2006

/s/ John R. Sult John R. Sult	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)	March 3, 2006

/s/ Daniel B. Martin Daniel B. Martin	Senior Vice President and Director	March 3, 2006

/s/ Thomas L. Price Thomas L. Price	Vice President and Director	March 3, 2006

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
December 31, 2005
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

3.A		Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B		By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form 10-K)
4.A		Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A to our 2004 Form 10-K).
4.A	.1	First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A.1 to our 2004 Form 10-K).
4.A	.2	Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.A to our Form 8-K filed March 14, 2005).
4.A	.3	Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Form 8-K filed on November 2, 2005).
10.A		Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B		Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
10.C		Registration Rights Agreement dated as of March 9, 2005 between Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, BNP Paribas Securities Corp., Fortis Securities LLC, Greenwich Capital Markets, Inc. and Scotia Capital (USA) Inc. (Exhibit 10.A to our Form 8-K filed March 14, 2005).
10.D		No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.G to our 2005 First Quarter Form 10-Q).
10.E		Registration Rights Agreement, dated as of November 1, 2005, among Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, ABN AMRO Incorporated, BNP Paribas, Greenwich Capital Markets, Inc., HVB Capital Markets, Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Form 8-K filed on November 2, 2005).
10.F		Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to our Form 8-K filed on November 2, 2005).

Exhibit
Number	Description

21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.