Form 10-Q
period 2006-03-31
COLORADO INTERSTATE GAS CO
filed 2006-05-05
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
     Common stock, par value $1 per share. Shares outstanding on May 5, 2006: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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
      When we refer to “us”, “we”, “our”, “ours” or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Operating revenues	$101	$95

Operating expenses
Operation and maintenance	24	35
Depreciation, depletion and amortization	10	11
Taxes, other than income taxes	3	4

	37	50

Operating income	64	45
Other income, net	3	1
Interest and debt expense	(11)	(7)
Affiliated interest income, net	9	4

Income before income taxes	65	43
Income taxes	24	16

Net income	$41	$27

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $3 in 2006 and 2005	40	45
Affiliates	3	4
Other	1	1
Materials and supplies	3	3
Deferred income taxes	6	7
Prepaids and other	16	22

Total current assets	69	82

Property, plant and equipment, at cost	1,844	1,792
Less accumulated depreciation, depletion and amortization	552	547

Total property, plant and equipment, net	1,292	1,245

Other assets
Notes receivable from affiliates	757	757
Other	34	34

	791	791

Total assets	$2,152	$2,118

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$11	$19
Affiliates	8	19
Other	15	22
Taxes payable	81	59
Accrued interest	14	8
Accrued liabilities	9	10
Other	12	17

Total current liabilities	150	154

Long-term debt	700	700

Other liabilities
Deferred income taxes	224	221
Other	28	34

	252	255

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	1,003	962

Total stockholder’s equity	1,050	1,009

Total liabilities and stockholder’s equity	$2,152	$2,118

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Cash flows from operating activities
Net income	$41	$27
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	10	11
Deferred income taxes	4	4
Other non-cash income items	(9)	—
Asset and liability changes	14	38

Net cash provided by operating activities	60	80

Cash flows from investing activities
Additions to property, plant and equipment	(60)	(13)
Net change in affiliate advances	—	(64)

Net cash used in investing activities	(60)	(77)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	197
Payments to retire long-term debt	—	(3)

Net cash provided by financing activities	—	194

Net change in cash and cash equivalents	—	197
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$197

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2006, and for the quarters ended March 31, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.
      Accounting for Pipeline Integrity Costs. On January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to January 1, 2006, we capitalized these costs as part of our property, plant and equipment. The adoption of this accounting release did not have a material impact to our financial statements as of and for the quarter ended March 31, 2006.
2. Debt and Credit Facilities
  Debt
      In March 2005, CIG issued $200 million of 5.95% senior notes due in March 2015. The net proceeds of the offering were used to repay its $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes.
      Included in our long-term debt is $100 million of 6.85% senior debentures due in 2037 that are puttable to us by the holders on June 15, 2007, together with accrued and unpaid interest.
  Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Our common stock and that of several of our affiliates are pledged as collateral under the agreement. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2005 Annual Report on Form 10-K.
3. Commitments and Contingencies

Legal Proceedings
      Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (in re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions on jurisdictional grounds. If the court adopts these recommendations, it will result in the dismissal of this case on jurisdictional grounds. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2006.

Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2006, we had accrued approximately $22 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $12 million for environmental contingencies related to properties we previously owned. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2006 to March 31, 2006 (in millions):

Balance at January 1, 2006	$23
Additions/adjustments for remediation activities	1
Payments for remediation activities	(2)

Balance at March 31, 2006	$22

      For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $7 million, which will be expended under government directed clean-up plans.
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

Rates and Regulatory Matters
      Rate Case. CIG anticipates filing a new rate case by June 30, 2006. In March 2006, the FERC granted CIG’s request to change the effective date of its proposed new rates to no later than January 1, 2007. CIG is engaged in settlement discussions with its customers. The outcome of this rate case and its impact on our revenues cannot be predicted with certainty at this time.
      While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position and our cash flows.
4. Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheets. At March 31, 2006 and December 31, 2005, we had a note receivable from El Paso of $750 million. The interest rate at March 31, 2006 and December 31, 2005 was 5.5% and 5.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $69 million and $49 million at March 31, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	March 31,	December 31,
	2006	2005

	(In millions)
Non-current note receivable	$7	$7
Other current liabilities	5	5
      Affiliate Revenues and Expenses. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company (TGP) associated with our pipeline services. We also allocate costs to Cheyenne Plains Gas Pipeline Company, L.L.C. for its share of pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.
      The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2006	2005

	(In millions)
Revenues from affiliates	$4	$9
Operation and maintenance expenses from affiliates	11	11
Reimbursement of operating expenses charged to affiliates	2	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2006	2005

	(In millions, except
	volume amounts)
Operating revenues	$101	$95
Operating expenses	(37)	(50)

Operating income	64	45
Other income, net	3	1

EBIT	67	46
Interest and debt expense	(11)	(7)
Affiliated interest income, net	9	4
Income taxes	(24)	(16)

Net income	$41	$27

Throughput volumes (BBtu/d)(1)	3,334	3,139

(1)	Throughput volumes include billable transportation throughput volumes for storage activities and exclude throughput transported by Wyoming Interstate Company, Ltd. (WIC) on behalf of CIG.
     The following items contributed to our overall EBIT increase of $21 million for the quarter ended March 31, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Gas not used in operations, revaluations and processing revenues	$2	$7	$—	$9
Higher transportation revenues	4	—	—	4
Environmental reserve	—	3	—	3
Other(1)	—	3	2	5

Total impact on EBIT	$6	$13	$2	$21

(1)	Consists of individually insignificant items.

     The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.
      Gas Not Used in Operations, Revaluations and Processing Revenues. During the quarter ended March 31, 2006, the CIG system had $2 million of higher processing plant revenues (net of gas costs used to produce these revenues) as a result of higher natural gas prices. In addition, we experienced a $7 million favorable impact on our operating results due to price revaluations of net gas imbalances and gas owed to our customers, which was partially offset by higher fuel costs. For a further discussion of our gas not used in operations, revaluations and processing revenues, see our 2005 Annual Report on Form 10-K.
      Higher Transportation Revenues. For the quarter ended March 31, 2006, we experienced higher transportation revenues primarily on the CIG system as a result of the Raton Basin expansion that was completed in 2005.
      Environmental Reserve. During the first quarter of 2006, we recorded an accrual of $1 million primarily related to mercury remediation activities at our sites. In 2005, we entered into agreements with various states to remediate sites potentially contaminated with mercury from prior operations and, as a result, we accrued $4 million during the first quarter of 2005 based on these agreements. We do not believe additional material reserves for mercury remediation will be required.
      Expansion. In March 2006, we completed the Piceance Basin expansion project on our WIC system and anticipate completion of the related compression by mid May 2006. Our remaining costs for 2006 related to this project are estimated to be approximately $9 million. In addition, this project is estimated to increase our revenues by approximately $9 million in 2006 and approximately $20 million annually thereafter.
      Regulatory Matter. CIG anticipates filing a new rate case by June 30, 2006. In March 2006, the FERC granted CIG’s request to change the effective date of its proposed new rates to no later than January 1, 2007. CIG is engaged in settlement discussions with its customers. The outcome of this rate case and its impact on revenues cannot be predicted with certainty at this time.
Interest and Debt Expense
      Interest and debt expense for the quarter ended March 31, 2006 was $4 million higher than the same period in 2005 primarily due to the issuances in March and November 2005 of $200 million and $400 million of senior notes, partially offset by the repayment in June 2005 of our $180 million, 10% senior debentures.
Affiliated Interest Income, Net
      Affiliated interest income, net for the quarter ended March 31, 2006, was $5 million higher than the same period in 2005 due primarily to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rates for the first quarter increased from 2.9% in 2005 to 5.2% for the same period in 2006. In addition, the average advances due from El Paso of $536 million for the first quarter 2005 increased to $746 million for the same period in 2006.
Income Taxes

	Quarter Ended
	March 31,

	2006	2005

	(In millions,
	except for rates)
Income taxes	$24	$16
Effective tax rate	37%	37%
      Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2006, we had a note receivable from El Paso of $750 million that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. We also had a $7 million non-current note receivable from our parent, El Paso Noric Investments III, L.L.C., at March 31, 2006.
      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and that of several of our affiliates are pledged as collateral. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2006 were approximately $60 million. We expect to spend approximately $84 million for the remainder of 2006 for capital expenditures, consisting of approximately $31 million to expand the capacity on our systems and $53 million for maintenance capital. We expect to fund these capital expenditures through the use of internally generated funds.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of March 31,2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2005 Annual Report on Form 10-K filed with the SEC.
Item 1A. Risk Factors
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
      Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2005 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.
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
Item 5. Other Information
      None.

Item 6. Exhibits
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                    Undertaking

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY
Date: May 5, 2006

/s/ JAMES J. CLEARY

James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)
Date: May 5, 2006

/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.