Form 10-Q
period 2006-06-30
COLORADO INTERSTATE GAS CO
filed 2006-08-07
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Common stock, par value $1 per share. Shares outstanding on August 7, 2006: 1,000

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$96	$86	$197	$181

Operating expenses
Operation and maintenance	30	36	54	71
Depreciation, depletion and amortization	12	10	22	21
Taxes, other than income taxes	4	4	7	8

	46	50	83	100

Operating income	50	36	114	81
Other income, net	1	2	4	3
Interest and debt expense	(11)	(9)	(22)	(16)
Affiliated interest income, net	12	6	21	10

Income before income taxes	52	35	117	78
Income taxes	19	12	43	28

Net income	$33	$23	$74	$50

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2006 and $3 in 2005	36	45
Affiliates	6	4
Other	1	1
Materials and supplies	3	3
Deferred income taxes	5	7
Regulatory assets	5	2
Prepaids and other	9	20

Total current assets	65	82

Property, plant and equipment, at cost	1,873	1,792
Less accumulated depreciation, depletion and amortization	561	547

Total property, plant and equipment, net	1,312	1,245

Other assets
Notes receivable from affiliates	772	757
Other	35	34

	807	791

Total assets	$2,184	$2,118

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$11	$19
Affiliates	8	19
Other	9	22
Current maturities of long-term debt	100	—
Taxes payable	93	59
Accrued interest	7	8
Accrued liabilities	10	10
Other	14	17

Total current liabilities	252	154

Long-term debt, less current maturities	600	700

Other liabilities
Deferred income taxes	224	221
Other	25	34

	249	255

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	1,036	962

Total stockholder’s equity	1,083	1,009

Total liabilities and stockholder’s equity	$2,184	$2,118

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net income	$74	$50
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	22	21
Deferred income taxes	5	6
Other non-cash income items	(15)	(3)
Asset and liability changes	17	44

Net cash provided by operating activities	103	118

Cash flows from investing activities
Additions to property, plant and equipment	(88)	(40)
Net change in notes receivable from affiliates	(15)	(89)

Net cash used in investing activities	(103)	(129)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	197
Payments to retire long-term debt	—	(186)

Net cash provided by financing activities	—	11

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2006, and for the quarters and six months ended June 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

  Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.

Accounting for Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and six months ended June 30, 2006, we expensed less than $1 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $3 million for the remainder of the year.

  New Accounting Pronouncement Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of being sustained under examination) prior to recording a benefit for its tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact, if any, that this standard will have on our financial statements.

2. Debt and Credit Facilities

  Debt

The holders of our $100 million, 6.85% senior debentures due in June 2037, have the option to require us to redeem their debentures at par value on June 15, 2007, together with accrued and unpaid interest. Therefore, we reclassified this amount to current maturities of long-term debt as of June 30, 2006 to reflect this option.

In March 2005, CIG issued $200 million of 5.95% senior notes due in March 2015. The net proceeds of the offering were used to repay its $180 million, 10% senior debentures that matured in June 2005, and for general corporate purposes.

  Credit Facilities

At June 30, 2006, El Paso had $965 million outstanding as a term loan and $1.5 billion of letters of credit issued under its $3 billion credit agreement. We had no borrowings or letter of credit obligations under the $3 billion credit agreement at June 30, 2006. In July 2006, El Paso restructured its $3 billion credit agreement. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We continue to be an eligible borrower under the new $1.75 billion credit agreement and are only liable for amounts we directly borrow. In addition, our common stock and the common stock of several of our affiliates are pledged as collateral under the $1.75 billion credit agreement. As of July 31, 2006, there was approximately $0.6 billion of capacity available under the $1.75 billion credit agreement.

3. Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. If the court adopts these recommendations, it will result in the dismissal of this case. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2006.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2006, we had accrued approximately $22 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $13 million for environmental contingencies related to properties we previously owned. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our exposure could be as high as $51 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to June 30, 2006 (in millions):

Balance at January 1, 2006	$23
Additions/adjustments for remediation activities	3
Payments for remediation activities	(4)

Balance at June 30, 2006	$22

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

Rates and Regulatory Matter

Rate Case.  In May 2006, CIG filed a request with the FERC to change the effective date of new rates from January 1, 2007 to February 1, 2007 to allow for continued settlement discussions with its customers. This request was granted by the FERC. In June 2006, CIG filed a petition with the FERC to amend its filing requirement and to approve a settlement reached with its customers to be effective October 1, 2006. CIG’s petition to amend the filing requirement and to approve the settlement was unopposed by the parties and the FERC staff. The outcome of this rate case and its impact on revenues cannot be predicted with certainty at this time.

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

4. Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At June 30, 2006 and December 31, 2005, we had notes receivable from El Paso of $765 million and $750 million. The interest rate at June 30, 2006 and December 31, 2005 was 6.2% and 5.0%.

Taxes.  We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $86 million and $49 million at June 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  The following table shows other balances with our affiliates arising in the ordinary course of business:

	June 30,	December 31,
	2006	2005
	(In millions)

Non-current note receivable	$7	$7
Other current liabilities	6	5

Affiliate Revenues and Expenses.  El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company (TGP) associated with our pipeline services. We also allocate costs to Cheyenne Plains Gas Pipeline Company, L.L.C. for its share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

The following table shows revenues and charges from/to our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$7	$8	$11	$17
Operation and maintenance expenses from affiliates	11	12	22	23
Reimbursements of operating expenses charged to affiliates	1	2	3	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of our business using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the six months ended June 30:

	2006	2005
	(In millions, except volume amounts)

Operating revenues	$197	$181
Operating expenses	(83)	(100)

Operating income	114	81
Other income, net	4	3

EBIT	118	84
Interest and debt expense	(22)	(16)
Affiliated interest income, net	21	10
Income taxes	(43)	(28)

Net income	$74	$50

Throughput volumes (BBtu/d)(1)	3,307	3,140

(1)	Throughput volumes include billable transportation throughput volumes for storage activities and exclude throughput transported by Wyoming Interstate Company, Ltd. (WIC) on behalf of CIG.

The following items contributed to our overall EBIT increase of $34 million for the six months ended June 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

Gas not used in operations, revaluations and processing revenues	$5	$12	$—	$17
Higher transportation revenues	11	—	—	11
Lower general and administrative expenses	—	3	—	3
Environmental reserve	—	1	—	1
Other(1)	—	1	1	2

Total impact on EBIT	$16	$17	$1	$34

(1)	Consists of individually insignificant items.

The following provides further discussions on some of the significant items listed above as well as events that may affect our operations in the future.

Gas Not Used in Operations, Revaluations and Processing Revenues.  During the six months ended June 30, 2006, the CIG system had $5 million of higher revenues primarily due to an increase in gas not used in operations and processing plant revenues as a result of higher natural gas liquids prices. In addition, we experienced a $12 million favorable impact on our operating expenses primarily due to reduced prices for gas processed, net gas imbalances and other gas owed to our customers. For a further discussion of our gas not used in operations, revaluations and processing revenues, see our 2005 Annual Report on Form 10-K. Effective July 1, 2006, CIG adopted a fuel mechanism that contains a true-up for amounts over or under retained. As a result, we believe the financial impacts of gas not used in operations will be reduced in the future.

Higher Transportation Revenues.  For the six months ended June 30, 2006, we experienced higher transportation revenues on the CIG system primarily as a result of the Raton Basin expansion completed in 2005 and on the WIC system as a result of the Piceance Basin expansion completed in 2006. The Piceance Basin project is estimated to increase our revenues by approximately $9 million in 2006 and approximately $20 million annually thereafter.

Lower General and Administrative Expenses.  During the six months ended June 30, 2006, our general and administrative expenses were lower than the same period in 2005, primarily due to a decrease in accrued benefit costs and lower allocated costs from E1 Paso.

Environmental Reserve.  During the six months ended June 30, 2006, we recorded an accrual of $3 million primarily related to groundwater remediation activities at a formerly owned site. In 2005, we entered into agreements with various states to remediate sites potentially contaminated with mercury from prior operations and, as a result, we accrued $4 million during the first six months of 2005 based on these agreements. We do not believe additional material reserves for mercury remediation will be required.

Other Regulatory Matter.  In May 2006, CIG filed a request with the FERC to change the effective date of new rates from January 1, 2007 to February 1, 2007 to allow for continued settlement discussions with its customers. This request was granted by the FERC. In June 2006, CIG filed a petition with the FERC to amend its filing requirement and to approve a settlement reached with its customers to be effective October 1, 2006. This settlement provides for an annual revenue increase of approximately $6 million and a sharing mechanism to encourage additional fuel savings. CIG’s petition to amend the filing requirement and to approve the settlement was unopposed by the parties and the FERC staff. The outcome of this rate case and its impact on revenues cannot be predicted with certainty at this time.

Contract Restructuring.  CIG executed an agreement with the Public Service Company of Colorado (PSCo) to restructure and renew PSCo’s transportation contract portfolio effective October 1, 2006. The agreement extends most of PSCo’s contracts through April 2013. This agreement will decrease our revenues by approximately $10 million annually primarily due to a reduction in the Wyoming transportation capacity held by PSCo. CIG anticipates being able to re-sell this capacity to other parties.

Interest and Debt Expense

Interest and debt expense for the six months ended June 30, 2006, was $6 million higher than the same period in 2005 primarily due to the issuances of $200 million of 5.95% senior notes in March 2005 and $400 million of 6.80% senior notes in November 2005, partially offset by the repayment in June 2005 of our $180 million, 10% senior debentures.

Affiliated Interest Income, Net

Affiliated interest income, net for the six months ended June 30, 2006, was $11 million higher than the same period in 2005 due primarily to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rates for the six months increased from 3.5% in 2005 to 5.5% for the same period in 2006. In addition, the average advances due from El Paso of $576 million for the six months of 2005 increased to $753 million for the same period in 2006.

Income Taxes

	Six Months Ended
	June 30,
	2006	2005
	(In millions, except for rates)

Income taxes	$43	$28
Effective tax rate	37%	36%

Our effective tax rates were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2006, we had notes receivable from El Paso of $765 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheet. We also had a $7 million non-current notes receivable from our parent, El Paso Noric Investments III, L.L.C., at June 30, 2006.

In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. In July 2006, El Paso restructured its $3 billion credit agreement with a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We are only liable for amounts we directly borrow. In addition, our common stock and the common stock of several of our affiliates are pledged as collateral under the $1.75 billion credit agreement. As of July 31, 2006, there was approximately $0.6 billion of capacity available under the $1.75 billion credit agreement.

We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations and planned expansion opportunities.

Debt

The holders of our $100 million, 6.85% senior debentures due in June 2037, have the option to require us to redeem their debentures at par value on June 15, 2007, together with accrued and unpaid interest. To the extent the holders decide to redeem these debentures, we would repay our obligations by recovering amounts advanced to El Paso under its cash management program or through other financing activities.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2006 were approximately $88 million. We expect to spend approximately $54 million for the remainder of 2006 for capital expenditures, consisting of approximately $19 million to expand the capacity on our systems and $35 million for maintenance capital. We expect to fund these capital expenditures through the use of internally generated funds.

Commitments and Contingencies

See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2005 Annual Report on Form 10-K filed with the SEC.

Natural Buttes. In May 2003, we met with the United States Environmental Protection Agency (EPA) to discuss potential prevention of significant deterioration violations due to a possible de-bottlenecking modification at our facility in Utah. The EPA issued an Administrative Compliance Order as to this and other matters and we entered into settlement negotiations with the EPA. In September 2005, we were informed that the EPA referred this matter to the U.S. Department of Justice. We have since entered into tolling agreements to facilitate continuing settlement discussions. In May 2006, the EPA indicated that it would seek a penalty of $1.1 million, largely related to alleged excess emissions from an improperly installed flare. We have reserved our anticipated settlement amount and are formulating a proposal for a supplemental environmental project, which would be conducted in lieu of a substantial portion of any eventual penalty. We believe the resolution of this matter will not have a material adverse effect on our financial condition.

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

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 7, 2006
/s/  JAMES J. CLEARY
James J. Cleary
Chairman of the Board and President
(Principal Executive Officer)

Date: August 7, 2006
/s/  JOHN R. SULT
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

COLORADO INTERSTATE GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
10	.B	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on August 2, 2006.)
*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.