Form 10-K
period 2006-12-31
COLORADO INTERSTATE GAS CO
filed 2007-02-28
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to                             .
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
     Common Stock, par value $1 per share. Shares outstanding on February 21, 2007: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I (1) (a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
Documents Incorporated by Reference: None

COLORADO INTERSTATE GAS COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
     Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MDth	= thousand dekatherm
BBtu	= billion British thermal units	MMcf	= million cubic feet
Bcf	= billion cubic feet	NGL	= natural gas liquids
LNG	= liquefied natural gas
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our”, “ours”, or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

PART I
ITEM 1. BUSINESS
Overview and Strategy
     We are a Delaware corporation incorporated in 1927, and an indirect wholly owned subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation, storage and processing of natural gas. We conduct our business activities through our natural gas pipeline systems, storage facilities and processing plants. Effective October 1, 2006, we acquired from our affiliates, CIG Resources Company, L.L.C. and a 50 percent equity interest in WYCO Development LLC (WYCO), which is accounted for using the equity method of accounting.
     Each of our pipeline systems and storage facilities operates under tariffs approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms and other terms and conditions of service to our customers. The fees or rates established under our tariffs are a function of our costs of providing services to our customers, including a reasonable return on our invested capital.
     Our strategy is to protect and enhance the value of our transmission and storage business by:
•	Successfully recontracting expiring transportation capacity;

•	Developing storage capacity to serve our market areas;

•	Focusing on cost efficiencies, especially fuel use;

•	Successfully completing expansion projects; and

•	Attracting new supply and transporting natural gas to new markets.
     Below is a further discussion of our pipeline systems, storage and processing facilities.
     The CIG System. The CIG system consists of approximately 4,000 miles of pipeline with a design capacity of approximately 3,000 MMcf/d. During 2006, 2005 and 2004, average throughput was 2,008 BBtu/d, 1,902 BBtu/d and 1,744 BBtu/d. This system extends from production areas in the Rocky Mountain region and the Anadarko Basin to the front range of the Rocky Mountains and interconnects with several pipeline systems transporting gas to the midwest, southwest, California and the Pacific northwest.
     The Wyoming Interstate Company, Ltd. (WIC) System. The WIC system consists of approximately 700 miles of pipeline with a design capacity of approximately 2,330 MMcf/d. During 2006, 2005 and 2004, average throughput was 1,914 BBtu/d, 1,572 BBtu/d and 1,214 BBtu/d (inclusive of 204 BBtu/d, 174 BBtu/d and 158 BBtu/d transported for the CIG system). This system extends from western Wyoming, western Colorado and the Powder River Basin to various pipeline interconnections near Cheyenne, Wyoming.
     During 2006, we completed the Piceance Basin expansion project on the WIC system, which consisted of the construction and operation of approximately 142 miles of 24-inch pipeline, compression and metering facilities to move additional supplies into the WIC system near Wamsutter, Wyoming. This expansion increased our receipt capacity by 333 MMcf/d.
     WYCO. We have a 50 percent ownership interest in WYCO. WYCO owns a state regulated intrastate gas pipeline extending from the Cheyenne Hub in northeast Colorado to Public Service Company of Colorado’s (PSCo) Fort St. Vrain electric generation plant. WYCO also owns a compressor station on our WIC system’s Medicine Bow lateral in Wyoming and leases these pipeline and compression facilities to PSCo and us, respectively, under long-term leases.
     Storage and Processing Facilities. Along the CIG pipeline system, we have approximately 29 Bcf of underground working natural gas storage capacity provided by four storage facilities located in Colorado and Kansas. In addition, we have two processing plants located in Wyoming and Utah.

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
     Electric power generation is the fastest growing demand sector of the natural gas market. The growth of the electric power industry potentially benefits the natural gas industry by creating more demand for natural gas turbine generated electric power. This effect is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity, increased natural gas prices and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm contracts with us.
     The CIG system serves two major markets, its on-system market, consisting of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming, and its off-system market, consisting of the transportation of Rocky Mountain natural gas production from multiple supply basins to interconnections with other pipelines bound for the midwest, southwest, California and the Pacific northwest. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services. The WIC system has a one Bcf/d Medicine Bow lateral that is the primary source of transportation for increasing volumes of Powder River Basin supply and can readily be expanded as supply increases. Currently, there are two other interstate pipelines that transport limited volumes out of this basin. During 2006, WIC completed the construction of a 333 MMcf/d lateral to transport gas produced from the Piceance Basin in northwest Colorado to WIC’s mainline, which connects to pipelines serving western and mid-continent markets. Currently, there are four other competing interstate pipelines that transport gas from this basin.
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

     The following table details our customers, contracts and competition on our pipeline systems as of December 31, 2006:

Pipeline
System	Customer Information	Contract Information	Competition
CIG	Approximately 110 firm and interruptible customers

Major Customers:
     PSCo
          (187 BBtu/d)
          (9 BBtu/d)
          (1,106 BBtu/d)
     Williams Power Company
          (30 BBtu/d)
          (53 BBtu/d)
          (348 BBtu/d)

     Anadarko Petroleum
          Corporation and
          Subsidiaries
          (10 BBtu/d)
          (60 BBtu/d)
          (12 BBtu/d)
(208 BBtu/d)	Approximately 170 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Expires in 2008.
Expires in 2009.
Expire in 2012 — 2014.

Expires in 2007.
Expires in 2009.
Expire in 2010 — 2013.

Expires in 2007.
Expires in 2008.
Expires in 2009.
		Expire in 2010 — 2015.	Competition for its on-system market consists of an intrastate pipeline, a new interstate pipeline, local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market. Competition for its off-system market consists of a new interstate pipeline and other existing interstate pipelines that are directly connected to its supply sources.

WIC	Approximately 50 firm and interruptible customers Major Customers: Williams Power Company (25 BBtu/d) (678 BBtu/d) Anadarko Petroleum Corporation and Subsidiaries (25 BBtu/d) (385 BBtu/d)	Approximately 50 firm transportation contracts. Weighted average remaining contract term of approximately six years. Expires in 2008. Expire in 2010 — 2021. Expires in 2008. Expire in 2011 — 2017.	WIC competes with existing pipelines and a new interstate pipeline to provide transportation services to pipeline interconnects in northeast Colorado and western Wyoming.

Regulatory Environment
     Our interstate natural gas transmission systems and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. Generally, the FERC’s authority extends to:
•	rates and charges for natural gas transportation and storage;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.
     Our interstate pipeline systems are also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. We have ongoing inspection programs designed to keep all of our facilities in compliance with pipeline safety and environmental requirements and we believe that our systems are in material compliance with the applicable requirements.
     We are subject to U.S. Department of Transportation regulations that establish safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission systems and storage facilities. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.
Environmental
     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
Employees
     As of February 21, 2007, we had approximately 260 full-time employees, none of whom are subject to a collective bargaining arrangement.

ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate,” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
     Our business is the transportation and storage of natural gas for third parties. Our results of operations are, to a large extent, driven by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volumes of natural gas and NGL we are able to transport and store depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current throughput, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity:
•	service area competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact throughput and storage levels;

•	price competition;

•	drilling activity and availability of natural gas;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including increases in prices and the increased availability or popularity of alternative energy sources such as hydroelectric, wind, coal and fuel oil;

•	availability and increased cost of capital to fund ongoing maintenance and growth projects;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions; and

•	unfavorable movements in natural gas and NGL prices in supply and demand areas.

The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically, some of which are for a substantial portion of our firm transportation capacity.
     Our revenues are generated under transportation and storage contracts that expire periodically and must be renegotiated, extended or replaced. Although we actively pursue the renegotiation, extension or replacement of these contracts, we may not be able to extend or replace these contracts when they expire or may only be able to do so on terms that are not as favorable as existing contracts. If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.
     For 2006, our contracts with PSCo were substantial. For additional information on our revenues from our major customer, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.
Fluctuations in energy commodity prices could adversely affect our business.
     Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional gas supplies to offset the natural decline from existing wells connected to our systems, which requires the development of additional oil and gas reserves and obtaining additional supplies from interconnecting pipelines. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of natural gas available for transmission and storage through our systems. We retain a fixed percentage of natural gas transported. This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. Pricing volatility may, in some cases, impact the value of under or over recoveries of this retained natural gas, as well as imbalances and system encroachments. If natural gas prices in the supply basins connected to our pipeline systems are higher than prices in other natural gas producing regions, our ability to compete with other transporters and our long-term recontracting efforts may be negatively impacted. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Fluctuations in energy prices are caused by a number of factors, including:
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
     Our business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of the Interior and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. In setting authorized rates of return in recent FERC decisions, the FERC has utilized a proxy group of companies that includes local distribution companies that are not faced with as much competition or risk as interstate pipelines. The inclusion of these lower risk companies may create downward pressure on tariff rates when subjected to review by the FERC in future rate proceedings. Shippers on other pipelines have sought reductions from the FERC for the rates charged to their customers. If our tariff rates were reduced or redesigned in a future rate proceeding, our results of operations, financial position and cash flows could be materially adversely affected.
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
     Our operations are subject to various environmental laws and regulations that establish compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation and remediation of contaminated properties (some of which have been designated as Superfund sites by the United States Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act ), as well as damage claims arising out of the contamination of properties or impact on natural resources. It is not possible for us to estimate exactly the amount and timing of all future expenditures related to environmental matters because of:
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
     Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide and methane) are in various phases of discussion or implementation. These include the Kyoto Protocol (which is impacting proposed domestic legislation), proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in GHG emissions. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. These actions could also impact the consumption of natural gas, thereby affecting our operations.
     Although we believe we have established appropriate reserves for our environmental liabilities, we could be required to set aside additional amounts due to these uncertainties which could significantly impact our future results of operations, cash flows or financial position. For additional information concerning our environmental matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
Our operations are subject to operational hazards and uninsured risks.
     Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions and other hazards, each of which could result in damage to or destruction of our facilities or damages or injuries to persons. In addition, our operations and assets face possible risks associated with acts of aggression or terrorism. If any of these events were to occur, we could suffer substantial losses.
     While we maintain insurance against many of these risks to the extent and in amounts we believe are reasonable, this insurance does not cover all risks. Many of our insurance coverages have material deductibles as well as limits on our maximum recovery. As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.
The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.
     We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•	our ability to obtain necessary approvals and permits by regulatory agencies on a timely basis and on terms that are acceptable to us;

•	the ability to obtain continued access to sufficient capital to fund expansion projects;

•	potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis on terms that are acceptable to us;

•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials or labor, or other factors beyond our control, that may be material;

•	lack of anticipated future growth in natural gas supply; and

•	lack of transportation, storage or throughput commitments.
     Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.
Our business requires the retention and recruitment of a skilled workforce and the loss of employees could result in the failure to implement our business plan.
     Our business requires the retention and recruitment of a skilled workforce. If we are unable to retain and recruit employees such as engineers and other technical positions, our business could be negatively impacted.
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
     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso or its other subsidiaries could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated B2 by Moody’s Investor Service and B by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated Ba1 by Moody’s Investor Service and B+ by Standard & Poor’s. We and El Paso are on a positive outlook with these agencies. Downgrades of our or El Paso’s credit ratings could increase our cost of capital and collateral requirements, and could impede our access to capital markets.
     El Paso provides cash management and other corporate services for us. Pursuant to El Paso’s cash management program, we transfer surplus cash to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. If El Paso or such affiliates are unable to meet their respective liquidity needs, we may not be able to access cash under the cash management program, or our affiliates may not be able to pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any affiliated receivables owed to us could adversely affect our financial position. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.
We may be subject to a change of control if an event of default occurs under El Paso’s credit agreement.
     Under El Paso’s $1.75 billion credit agreement, our common stock and the common stock of several of our affiliates are pledged as collateral As a result, our ownership is subject to change if there is a default under the credit agreement and El Paso’s lenders exercise rights over their collateral, even if we do not have any borrowings outstanding under the credit agreement.
A default under El Paso’s $1.75 billion credit agreement by any party could accelerate our future borrowings, if any, under the agreement and our long-term debt, which could adversely affect our liquidity position.
     We are a party to El Paso’s $1.75 billion credit agreement. We are only liable, however, for our borrowings under the credit agreement, which were zero as of December 31, 2006. Under the credit agreement, a default by El Paso, or any other borrower could result in the acceleration of all outstanding borrowings including the borrowings of any non-defaulting party. The acceleration of our future borrowings, if any, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.

We are an indirect wholly owned subsidiary of El Paso.
     As an indirect wholly owned subsidiary of El Paso, subject to limitations in our credit agreements, El Paso has substantial control over:
•	our payment of dividends;

•	decisions on our financing and capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in El Paso’s cash management program.
     El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     We have not included a response to this item since no response is required under Item 1B of Form 10-K.
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
     Natural Buttes. In May 2003, we met with the EPA to discuss potential prevention of significant deterioration violations due to a possible de-bottlenecking modification at our facility in Utah. The EPA issued an Administrative Compliance Order as to this and other matters and we entered into settlement negotiations with the EPA. In September 2005, we were informed that the EPA referred this matter to the U.S. Department of Justice. We have since entered into tolling agreements to facilitate continuing settlement discussions. In October 2006, the EPA indicated that it would settle this matter for a penalty of $420,000, largely related to alleged excess emissions from an improperly installed flare. We have reserved our anticipated settlement amount and are formulating a proposal for a supplemental environmental project, which would be conducted in lieu of a substantial portion of any eventual penalty. We believe the resolution of this matter will not have a material adverse effect on our financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     All of our common stock, par value $1 per share, is owned by a subsidiary of El Paso and, accordingly, our stock is not publicly traded.
     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. No common stock dividends were declared or paid in 2006 or 2005.
ITEM 6. SELECTED FINANCIAL DATA
     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. Our Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying footnotes. MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. Factors that could cause actual results to differ include those risks and uncertainties that are discussed in Part I, Item 1A, Risk Factors.
     Effective October 1, 2006, we acquired from our affiliates, CIG Resources Company, L.L.C. and a 50 percent equity interest in WYCO. The assets were acquired at their net book value of approximately $37 million. We recorded these assets at El Paso’s historical cost on the date of acquisition. Our investment in WYCO is accounted for using the equity method of accounting. We accounted for these transactions prospectively beginning with the date of acquisition.
Overview
     Our business consists of interstate transportation, storage and processing of natural gas. Each of these businesses faces varying degrees of competition from existing and proposed pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric, wind, coal and fuel oil. Our revenues from transportation, storage and processing services consist of the following types.

		Percent of Total
Type	Description	Revenues in 2006
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline systems and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	82

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) who pay charges based on the volume of gas actually transported, injected or withdrawn. We also earn revenue from the processing and sale of natural gas liquids and other miscellaneous sources.	18
     Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, market conditions, regulatory actions, competition, the creditworthiness of our customers and weather. Effective July 1, 2006, we adopted a fuel tracker on our CIG system that contains a true-up for amounts over or under retained. As a result, we believe the financial impacts of operational gas will be reduced in the future.
     Our ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs, although at times, we discount these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues. The weighted average remaining contract term for our contracts is approximately six years as of December 31, 2006.
     Effective October 1, 2006, CIG executed an agreement with PSCo to restructure and renew PSCo’s transportation contract portfolio. The agreement extends most of PSCo’s contracts through April 2013 and will decrease our revenues by approximately $10 million annually primarily due to reduced contracted capacity in Wyoming . As a result of this restructuring and other contract expirations, CIG had 175 MDth/d of capacity available on its system of which approximately 50 MDth/d has been resold at comparable terms on a long-term basis, with the remainder resold for terms of two years or less.

     Below is the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2006, including those with terms beginning in 2007 or later.

		Percent of Total	Reservation	Percent of Total
	BBtu/d(1)	Contracted Capacity	Revenue	Reservation Revenue
			(In millions)
2007	184	3	$7	2
2008	692	12	28	8
2009	390	7	18	6
2010	282	5	17	5
2011	366	6	18	6
2012 and beyond	3,803	67	239	73

Total	5,717	100	$327	100

(1)	Excludes CIG capacity on the WIC system.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest and debt expense. We exclude interest and debt expense from this measure so that investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of EBIT to net income for the years ended December 31:

	2006	2005
	(In millions, except volumes)
Operating revenues	$394	$374
Operating expenses	(183)	(227)

Operating income	211	147
Other income, net	5	8

EBIT	216	155
Interest and debt expense	(46)	(30)
Affiliated interest income, net	44	27
Income taxes	(79)	(55)

Net income	$135	$97

Throughput volumes (BBtu/d)(1)	3,718	3,300

(1)	Throughput volumes include billable transportation throughput volume for storage activities and exclude throughput transported by WIC on behalf of CIG.
     The following items contributed to our overall EBIT increase of $61 million for the year ended December 31, 2006 as compared to 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Higher transportation revenues	$32	$—	$—	$32
Operational gas, revaluations and processing revenues	(5)	33	—	28
Environmental reserve	—	11	—	11
Other(1)	(7)	—	(3)	(10)

Total impact on EBIT	$20	$44	$(3)	$61

(1)	Consists of individually insignificant items.

     The following discusses some of the significant items listed above as well as events that may affect our operations in the future.
     Higher Transportation Revenues. For the year ended December 31, 2006, we experienced higher transportation revenues on our systems primarily due to the Raton Basin expansion on the CIG system completed in 2005 and the Piceance Basin expansion on the WIC system completed in 2006.
     Operational Gas, Revaluations and Processing Revenues. During the year ended December 31, 2006, we experienced lower processing revenues and lower operational gas costs on our CIG system primarily due to a decrease in processing plant volumes and natural gas liquids prices. In addition, we had lower operating expenses in 2006 primarily due to the revaluations of net gas imbalances and other gas owed to our customers, which occurred as a result of lower natural gas prices. Effective July 1, 2006, CIG adopted a fuel tracker that contains a true-up for amounts over or under retained. As a result, we believe the financial impacts of operational gas will be reduced in the future.
     Environmental Reserve. During the year ended December 31, 2006, we recorded an accrual of $2 million primarily related to groundwater remediation activities and other environmental costs. In 2005, we entered into agreements with various states to remediate sites potentially contaminated with mercury from prior operations and, as a result, we accrued $6 million during 2005 based on these agreements. We also recorded an additional $7 million accrual during 2005 for remediation at a formerly owned site in Wyoming. At this time, based on current information, we do not believe additional material reserves for mercury remediation will be required.
     Regulatory Matter. In August 2006, the FERC approved a settlement reached with CIG’s customers to be effective October 1, 2006. The settlement establishes system-wide base rates through at least September 2010 but no later than September 2011, and establishes a sharing mechanism to encourage additional fuel savings. We anticipate an increase in revenues of approximately $6 million annually from the effective date of the settlement.
Interest and Debt Expense
     Interest and debt expense for the year ended December 31, 2006, was $16 million higher than in 2005 primarily due to the issuances of $200 million of 5.95% senior notes in March 2005 and $400 million of 6.80% senior notes in November 2005, partially offset by the repayment in June 2005 of our $180 million, 10% senior debentures.
Affiliated Interest Income, Net
     Affiliated interest income, net for the year ended December 31, 2006, was $17 million higher than in 2005 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term rates increased from 4.2% in 2005 to 5.7% in 2006. In addition, the average advances due from El Paso of $655 million in 2005 increased to $778 million in 2006.
Income Taxes

	Year Ended
	December 31,
	2006	2005
	(In millions, except for rates)
Income taxes	$79	$55
Effective tax rate	37%	36%
     Our effective tax rate for 2006 was different than the statutory rate of 35 percent primarily due to state income taxes in both years. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

Liquidity and Capital Resources
Liquidity Overview
     Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At December 31, 2006, we had a note receivable from El Paso of $816 million that is due upon demand. However, we do not anticipate settlement of the majority of this amount within the next twelve months. See Item 8, Financial Statements and Supplementary Data, Note 11, for a further discussion of El Paso’s cash management program. We also had a $7 million non-current note receivable from our parent, Noric III, at December 31, 2006.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. We had no borrowings at December 31, 2006 under the credit agreement. At December 31, 2006, there was approximately $0.6 billion of borrowing capacity available to all eligible borrowers under the $1.75 billion credit agreement. For a further discussion of this credit agreement, see Item 8, Financial Statements and Supplementary Data, Note 6.
     During the fourth quarter of 2006, we entered into agreements to sell certain accounts receivable to a qualifying special purpose entity (QSPE) under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of December 31, 2006, we sold approximately $29 million of receivables, net of an allowance of approximately $1 million, received cash of approximately $13 million, received subordinated beneficial interests of approximately $15 million and recognized a loss of less than $1 million. The cash received from the sale was advanced to El Paso under the cash management program. We reflect accounts receivable sold under this program and the related redemption of the subordinated beneficial interests as operating cash flows in our statement of cash flows. For a further discussion of the sales of our accounts receivable, see Item 8, Financial Statements and Supplementary Data, Note 11.
     We believe that cash flows from operating activities and amounts available under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations and planned expansion opportunities.
     El Paso recently announced that it will pursue the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
Debt
     The holders of our $100 million, 6.85% senior debentures due in June 2037, have the option to require us to redeem their debentures at par value on June 15, 2007, together with accrued and unpaid interest. Therefore, we reclassified this amount to current maturities of long-term debt as of December 31, 2006 to reflect this option. To the extent the holders decide to redeem these debentures, we would repay our obligations through repayments by El Paso under its cash management program or through other financing activities. For a further discussion of our debt, see Item 8, Financial Statements and Supplementary Data, Note 6.
Capital Expenditures
     Our capital expenditures for the years ended December 31 were as follows:

	2006	2005
	(In millions)
Maintenance	$55	$29
Expansion/Other	74	119

Total	$129	$148

     Under our current plan, we expect to spend between approximately $43 million and $47 million in each of the next three years for capital expenditures to maintain the integrity of our pipelines, to comply with clean air regulations and to ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between approximately $9 million and $224 million in each of the next three years to expand the capacity of our systems contingent upon customer commitment to the projects. Included in these amounts are (i) capital expenditures to expand the WIC system from northwest Utah to the western end of the WIC mainline in Wyoming; and (ii) our joint investment in projects with Xcel Energy through our 50 percent ownership in WYCO to develop new transmission and storage facilities in Colorado. We expect to fund our capital expenditures through a combination of internally generated funds and, if necessary, repayments by El Paso of amounts advanced under its cash management program.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities by expected maturity dates and the fair value of those securities. At December 31, 2006, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2006
	Expected Fiscal Year of Maturity of Carrying Amounts				December 31, 2005
				Fair	Carrying	Fair
	2007	Thereafter	Total	Value	Amount	Value
			(In millions, except for rates)
Liabilities:
Long-term financial obligations, including current maturities — fixed rate	$101	$608	$709	$724	$709	$719
Average effective interest rate	6.9%	6.4%
     We are exposed to changes in natural gas prices associated with natural gas imbalances and fuel tracker volumes owed to or due from shippers and others. This price risk is mitigated to the extent physical gas is maintained on the system at a level equal to the imbalance and fuel tracker balance. While we attempt to keep these in balance, differences in the volumes occur over time as we cash out or settle imbalances and either use or purchase gas for processing and other activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of Colorado Interstate Gas Company
We have audited the accompanying consolidated balance sheet of Colorado Interstate Gas Company (the Company) as of December 31, 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the Federal Energy Regulatory Commission’s accounting release related to pipeline assessment costs , and effective December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Colorado Interstate Gas Company:
In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1), present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company and its subsidiaries (the “Company”) at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2006	2005	2004
Operating revenues	$394	$374	$348

Operating expenses
Operation and maintenance	125	169	130
Depreciation, depletion and amortization	44	43	41
Taxes, other than income taxes	14	15	14

	183	227	185

Operating income	211	147	163
Other income, net	5	8	3
Interest and debt expense	(46)	(30)	(26)
Affiliated interest income, net	44	27	13

Income before income taxes	214	152	153
Income taxes	79	55	54

Net income	$135	$97	$99

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and $3 in 2005	14	45
Affiliates	247	4
Other	1	1
Materials and supplies	6	3
Deferred income taxes	6	7
Prepaids and other	15	22

Total current assets	289	82

Property, plant and equipment, at cost	1,899	1,792
Less accumulated depreciation, depletion and amortization	552	547

Total property, plant and equipment, net	1,347	1,245

Other assets
Notes receivable from affiliates	599	757
Other	55	34

	654	791

Total assets	$2,290	$2,118

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$17	$19
Affiliates	11	19
Other	12	22
Current maturities of long-term financing obligations	101	—
Taxes payable	81	59
Accrued liabilities	4	10
Accrued interest	7	8
Other	19	17

Total current liabilities	252	154

Long-term financing obligations, less current maturities	608	709

Other liabilities
Deferred income taxes	242	221
Other	39	25

	281	246

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	1,097	962
Accumulated other comprehensive income	5	—

Total stockholder’s equity	1,149	1,009

Total liabilities and stockholder’s equity	$2,290	$2,118

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$135	$97	$99
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	44	43	41
Deferred income taxes	15	4	15
Other non-cash income items	10	(5)	2
Asset and liability changes
Accounts receivable	42	35	(9)
Accounts payable	(13)	17	19
Taxes payable	17	—	(24)
Other, net	(19)	8	(9)

Net cash provided by operating activities	231	199	134

Cash flows from investing activities
Additions to property, plant and equipment	(129)	(148)	(61)
Net change in notes receivable from affiliates	(66)	(216)	(63)
Cash paid for acquisitions of affiliates	(37)	—	—
Other	1	—	(2)

Net cash used in investing activities	(231)	(364)	(126)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	590	—
Payments to retire long-term debt	—	(210)	(11)
Distribution	—	(215)	—
Other	—	—	(1)

Net cash provided by (used in) financing activities	—	165	(12)

Net change in cash and cash equivalents	—	—	(4)
Cash and cash equivalents
Beginning of period	—	—	4

End of period	$—	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholder’s
	Shares	Amount	capital	earnings	income	equity
January 1, 2004	1,000	$—	$108	$920	$—	$1,028
Net income				99		99

December 31, 2004	1,000	—	108	1,019	—	1,127
Net income				97		97
Distribution			(61)	(154)		(215)

December 31, 2005	1,000	—	47	962	—	1,009
Net income				135		135
Adoption of SFAS No. 158, net of income taxes of $3					5	5

December 31, 2006	1,000	$—	$47	$1,097	$5	$1,149

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
  Basis of Presentation and Principles of Consolidation
     We are a Delaware corporation incorporated in 1927, and an indirect wholly owned subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation, storage and processing of natural gas. We conduct our business activities through our natural gas pipeline systems, storage facilities and processing plants. Effective October 1, 2006, we acquired CIG Resources Company, L.L.C. and a 50 percent equity interest in WYCO Development LLC (WYCO) from our affiliates, see Note 2. Our investment in WYCO is accounted for using the equity method of accounting. We accounted for these transactions prospectively beginning with the date of acquisition.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and we include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods also include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder’s equity.
     We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.
  Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
  Regulated Operations
     Our natural gas transmission systems and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We apply the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, an equity return component on regulated capital projects and certain items included in, or expected to be included in, future rates.
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
  Property, Plant and Equipment
     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component, as allowed by the FERC. We capitalize major units of property replacements or improvements and expense minor items. Prior to January 1, 2006, we capitalized certain costs incurred related to our pipeline integrity programs as part of our property, plant and equipment. Beginning January 1, 2006, we began expensing certain of these costs based on FERC guidance. During the year ended December 31, 2006, we expensed approximately $2 million as a result of the adoption of this accounting release.
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. For certain general plant, we depreciate the asset to zero. Currently, our depreciation rates vary from approximately two percent to 25 percent per year. Using these rates, the remaining depreciable lives of these assets range from four to 50 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation service and storage rates.
     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in operating income.
     At December 31, 2006 and 2005, we had approximately $28 million and $91 million of construction work in progress included in our property, plant and equipment.
     We capitalize a carrying cost (an allowance for funds used during construction) on funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2006 and 2005 were $1 million. Interest costs on debt amounts capitalized in 2004 were immaterial. These debt amounts are included as a reduction to interest and debt expense in our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during the years ended December 31, 2006, 2005 and 2004, were $3 million, $4 million and $2 million (exclusive of any tax related impacts). These equity amounts are included as other non-operating income on our income statement. Capitalized carrying costs for debt and equity financed construction are reflected as an increase in the cost of the asset on our balance sheet.
  Asset and Investment Impairments
     We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our long-lived assets’ carrying values based on either (i) our long-lived assets’ ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in our unconsolidated affiliate. If an impairment is indicated or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sales, among other factors.

  Revenue Recognition
     Our revenues are primarily generated from natural gas transportation, storage and processing services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period, regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts we use for operating purposes. Prior to July 1, 2006, we recognized revenue on gas not used in operations on our CIG system when the volumes were retained under our tariff. Effective July 1, 2006, we adopted a fuel tracker on our CIG system that contains a true-up for amounts over or under retained. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
  Environmental Costs and Other Contingencies
     Environmental Costs. We record environmental liabilities at their undiscounted amounts on our balance sheet in other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period expense when clean-up efforts do not benefit future periods.
     We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties, including insurance coverage, separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet.
     Other Contingencies. We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the lower end of the range is accrued.
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
     Pursuant to El Paso’s policy, we record current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.
  Accounting for Asset Retirement Obligations
     We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal and retirement of our long-lived assets. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation, depletion and amortization expense in our income statement. Because we believe it is probable that we will recover certain of these costs through our rates, we have recorded an asset (rather than expense) associated with certain of the depreciation of the property, plant and equipment and certain of the accretion of the liabilities described above.
     We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipelines if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.
     We are required to operate and maintain our natural gas pipeline and storage systems, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline and storage system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2006 and 2005 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
  Pension and Other Postretirement Benefits
     In December 2006, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). Under SFAS No. 158, we record an asset or liability for our pension and other postretirement benefit plans based on their funded or unfunded status. We also record any deferred amounts related to unrealized gains and losses or changes in actuarial assumptions in accumulated other comprehensive income, a component of stockholder’s equity, until those gains and losses are recognized in the income statement. For a further discussion of our adoption of SFAS No. 158, see Note 8.
  Evaluation of Prior Period Misstatements in Current Financial Statements
     In December 2006, we adopted the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. The adoption of these provisions did not have any impact on our financial statements.
  New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2006, the following accounting standards and interpretations had not yet been adopted by us.
     Accounting for Uncertainty in Income Taxes. In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies SFAS No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more likely than not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more likely than not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying this interpretation will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. This interpretation is effective for fiscal years beginning after December 15, 2006, and we do not anticipate that it will have a material impact on our financial statements.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than in 2008, and are currently evaluating the impact, if any, that it will have on our financial statements.
     Measurement Date of Other Postretirement Benefits. In December 2006, we adopted the recognition provisions of SFAS No. 158. This standard will also require us to change the measurement date of our other postretirement benefit plans from September 30, the date we currently use, to December 31 beginning in 2008. We are evaluating the impact, if any, that the measurement date provisions of this standard will have on our financial statements.

2. Acquisitions
     Effective October 1, 2006, we acquired from our affiliates, CIG Resources Company, L.L.C. and a 50 percent equity interest in WYCO. The assets were acquired at their net book value of approximately $37 million. We recorded these assets at El Paso’s historical cost on the date of acquisition. Our investment in WYCO is accounted for using the equity method of accounting. We accounted for these transactions prospectively beginning with the date of acquisition. WYCO owns a state regulated intrastate gas pipeline in northeast Colorado and a compressor station. WYCO leases these pipeline and compression facilities to Public Service Company of Colorado (PSCo) and Wyoming Interstate Company, Ltd. (WIC), respectively, under long-term leases.
     In November 2005, we acquired WIC from our affiliates for its net book value of approximately $215 million. The acquisition of WIC was accounted for as a transaction between entities under common control. As such, the assets and liabilities of WIC were recorded at El Paso’s historical cost on the acquisition date. In addition, our historical financial statements were adjusted in all periods presented to reflect the acquisition as though we were always combined even though we did not legally acquire WIC until November 2005. The acquisition price paid by CIG for WIC of $215 million has been reflected in the accompanying financial statements as a stockholder distribution. WIC owns and operates a 700-mile natural gas pipeline system extending from western Wyoming, western Colorado and the Powder River Basin to various pipeline interconnections near Cheyenne, Wyoming. WIC transports natural gas for both third parties and our affiliates.
3. Income Taxes
     Components of Income Taxes. The following table reflects the components of income taxes included in net income for each of the three years ended December 31:

	2006	2005	2004
	(In millions)
Current
Federal	$59	$49	$41
State	5	2	(2)

	64	51	39

Deferred
Federal	14	3	13
State	1	1	2

	15	4	15

Total income taxes	$79	$55	$54

     Effective Tax Rate Reconciliation. Our income taxes differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2006	2005	2004
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$75	$53	$54
Increase (decrease)
State income taxes, net of federal income tax benefit	4	3	3
State income tax adjustment, net of federal income tax benefit	—	(1)	(3)

Income taxes	$79	$55	$54

Effective tax rate	37%	36%	35%

     Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability at December 31:

	2006	2005
	(In millions)
Deferred tax liabilities
Property, plant and equipment	$234	$220
Other	20	18

Total deferred tax liability	254	238

Deferred tax assets
Other	18	24

Total deferred tax asset	18	24

Net deferred tax liability	$236	$214

4. Financial Instruments
     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
Balance sheet financial instruments:
Long-term financing obligations, including current maturities(1)	$709	$724	$709	$719

(1)	We estimated the fair value of our debt with fixed interest rates based on quoted market prices for the same or similar issues.
     As of December 31, 2006 and 2005, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term maturity of these instruments.
5. Regulatory Assets and Liabilities
     Below are the details of our regulatory assets and liabilities at December 31:

Description	2006	2005
	(In millions)
Current regulatory asset	$6	$2
Non-current regulatory assets
Gross-up of deferred taxes on capitalized funds used during construction	16	14
Postretirement benefits	4	5
Under-collected deferred income taxes	2	2

Total regulatory assets(1)	$28	$23

Current regulatory liabilities	$10	$7
Non-current regulatory liabilities
Property and plant depreciation	23	—
Excess deferred income taxes	2	2
Deferred fuel variance	—	8

Total regulatory liabilities(1)	$35	$17

(1)	Amounts are included as other current and non-current assets and other current and non-current liabilities on our balance sheets.
6. Long-Term Financing Obligations and Credit Facilities
  Long-Term Financing Obligations
     Our long-term financing obligations consisted of the following at December 31:

	2006	2005
	(In millions)
5.95% Senior Notes due March 2015	$200	$200
6.80% Senior Notes due November 2015	400	400
6.85% Senior Debentures due June 2037	100	100

	700	700
Capital lease	9	9

	709	709
Less: Current maturities	101	—

Total long-term financing obligations, less current maturities	$608	$709

     In November 2005, we issued $400 million of 6.80% senior notes due in November 2015.
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

     The holders of our $100 million, 6.85% senior debentures due in June 2037, have the option to require us to redeem their debentures at par value on June 15, 2007, together with accrued and unpaid interest. Therefore, we reclassified this amount to current maturities of long-term debt as of December 31, 2006 to reflect this option. In addition, we have the ability to call $600 million of our senior notes due March 2015 and November 2015 at any time prior to their stated maturities. If we were to exercise our option to call these senior notes, we would be obligated to pay principal and accrued interest and a make-whole premium to redeem the debt.
  Credit Facilities
     In July 2006, El Paso entered into a new $1.75 billion credit agreement, consisting of a $1.25 billion three-year revolving credit facility and a $500 million five-year deposit letter of credit facility. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. We had no borrowings at December 31, 2006 under the credit agreement. Our common stock and the common stock of several of our affiliates are pledged as collateral under the credit agreement. At December 31, 2006, there was approximately $0.6 billion of borrowing capacity available to all eligible borrowers under the $1.75 billion credit agreement.
     Under the $1.75 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) limitations on our ability to prepay debt. For the year ended December 31, 2006, we were in compliance with our debt-related covenants.
7. Commitments and Contingencies
  Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S. District Judge issued an order dismissing all measurement claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2006.

  Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2006, we had accrued approximately $17 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $12 million for environmental contingencies related to properties we previously owned. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. We estimate that our exposure could be as high as $47 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2006 to December 31, 2006 (in millions):

Balance at January 1, 2006	$23
Additions/adjustments for remediation activities	2
Payments for remediation activities	(8)

Balance at December 31, 2006	$17

     For 2007, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans.
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
  Capital and Investment Commitments
     At December 31, 2006, we had capital and investment commitments of approximately $120 million. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
  Operating Leases
     We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on operating leases as of December 31, 2006, were as follows:

Year Ending
December 31,	(In millions)
2007	$2
2008	2
2009	2

Total	$6

     Rental expense on our operating leases for each of the three years ended December 31, 2006, 2005 and 2004 was $4 million. These amounts include our share of rent allocated to us from El Paso.

  Other Commercial Commitments
     We also hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to the results of our operations.
  Capital Lease
     Effective December 1, 1999, WIC leased a compressor station under a capital lease from an affiliate, WYCO. The compressor station lease expires November 2029. The total original capitalized cost of the lease was $12 million. As of December 31, 2006, we had a net book value of approximately $9 million related to this capital lease.
     Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2006 are as follows:

Year Ending
December 31,	(In millions)
2007	$1
2008	1
2009	1
2010	1
2011	1
Thereafter	12

Total minimum lease payments	17
Less: amount representing interest	8

Present value of net minimum lease payments	$9

8. Retirement Benefits
     Pension and Retirement Benefits. El Paso maintains a pension plan to provide benefits determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. In addition, El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions up to 6 percent of eligible compensation and can make additional discretionary matching contributions. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits. We provide medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through our rates. We expect to make no contributions to our postretirement benefit plan in 2007.
     On December 31, 2006, we adopted the provisions of SFAS No. 158, and upon adoption reflected the assets related to our postretirement benefit plan based on its funded status. The adoption of this standard increased our other non-current assets by approximately $8 million, our other non-current deferred tax liabilities by approximately $3 million, and our accumulated other comprehensive income by approximately $5 million. We anticipate that less than $1 million of our accumulated other comprehensive income will be recognized as a part of our net periodic benefit cost in 2007.

     Change in Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. Our benefits are presented and computed as of and for the twelve months ended September 30:

	2006	2005
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period:	$11	$12
Participant contributions	1	1
Actuarial gain	(2)	—
Benefits paid	(2)	(2)
Other	3	—

Accumulated postretirement benefit obligation at end of period	$11	$11

Change in plan assets:
Fair value of plan assets at beginning of period	$16	$14
Actual return on plan assets	1	1
Employer contributions	1	2
Participant contributions	1	1
Benefits paid	(2)	(2)

Fair value of plan assets at end of period	$17	$16

Reconciliation of funded status:
Fair value of plan assets at September 30	$17	$16
Less: accumulated postretirement benefit obligation, end of period	11	11

Funded status at September 30	6	5
Unrecognized actuarial gain (1)	—	(6)

Net asset (liability) at December 31	$6	$(1)

(1)	Amounts were reclassified to accumulated other comprehensive income upon adoption of SFAS No. 158 in 2006.
     Expected Payment of Future Benefits. As of December 31, 2006, we expect the following payments under our plans (in millions):

Year Ending
December 31,
2007	$1
2008	1
2009	1
2010	1
2011	1
2012 - 2016	5

Total	$10

     Components of Net Benefit Cost. For each of the years ended December 31, the components of net benefit cost are as follows:

	2006	2005	2004
	(In millions)
Interest cost	$—	$—	$1
Expected return on plan assets	(1)	—	(1)
Other	3	—	—

Net postretirement benefit cost	$2	$—	$—

     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations for 2006, 2005 and 2004:

	2006	2005	2004
	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	5.50	5.25
Assumptions related to benefit costs at December 31:
Discount rate	5.25	5.75	6.00
Expected return on plan assets(1)	8.00	7.50	7.50

(1)	The expected return on plan assets is a pre-tax rate (before a tax rate of 35 percent on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.3 percent in 2006, gradually decreasing to 5.0 percent by the year 2015. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. The impact of a one-percentage point increase or decrease in our assumed health care cost trends presented above would have been less than $1 million for both our interest costs and our accumulated postretirement benefit obligations.
     Plan Assets. The following table provides the actual asset allocations in our postretirement plan as of September 30:

	Actual	Actual
Asset Category	2006	2005
	(Percent)
Equity securities	61	59
Debt securities	33	31
Other	6	10

Total	100	100

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
9. Transactions with Major Customer
     The following table shows revenues from our major customer for each of the three years ended December 31:

	2006	2005	2004
	(In millions)
PSCo	$98	$98	$99
10. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information for each of the three years ended December 31:

	2006	2005	2004
	(In millions)
Interest paid, net of capitalized interest	$48	$26	$28
Income tax payments	47	51	64

11. Investment in Unconsolidated Affiliate and Transactions with Affiliates
  Investment in Unconsolidated Affiliate
     In October 2006, we acquired a 50 percent equity interest in WYCO from our affiliate for its net book value of approximately $15 million. Our investment in WYCO is accounted for using the equity method of accounting. WYCO owns a state regulated intrastate pipeline and a compressor station, which are leased by PSCo and WIC, respectively. See Note 7 for a discussion of our capital lease. Our investment in WYCO at December 31, 2006 was approximately $16 million.
  Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2006 and 2005, we had a note receivable from El Paso of $816 million and $750 million. We classified $224 million of this receivable as current on our balance sheet at December 31, 2006 as we anticipate settlement of this amount during the next twelve months. At December 31, 2005, we classified this receivable as non-current on our balance sheet. The interest rate at December 31, 2006 and 2005 was 5.3% and 5.0%.
     Accounts Receivable Sales Program. During the fourth quarter of 2006, we entered into agreements to sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of December 31, 2006, we sold approximately $29 million of receivables, net of an allowance of approximately $1 million, received cash of approximately $13 million, received subordinated beneficial interests of approximately $15 million and recognized a loss of less than $1 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $13 million on the closing date. Prior to its redemption, we reflect the subordinated beneficial interest in receivables sold as accounts receivable — affiliates on our balance sheet. We reflect accounts receivable sold under this program and the related redemption of the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE, which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the year ended December 31, 2006.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. We had income taxes payable of $72 million and $49 million at December 31, 2006 and 2005. The majority of these balances will become payable to El Paso. See Note 1 for a discussion of our tax accrual policy.
     Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business at December 31:

	2006	2005
	(In millions)
Non-current note receivable	$7	$7
Contractual deposits	6	5
     Affiliate Revenues and Expenses. We provide natural gas transportation services to affiliates under long-term contracts. We also contract with an affiliate to process natural gas and sell extracted natural gas liquids. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates.
     El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company (TGP) associated with our pipelines services. We allocate costs to Cheyenne Plains Gas Pipeline for its share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.
     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

	2006	2005	2004
	(In millions)
Revenues from affiliates	$22	$28	$37
Operation and maintenance expenses from affiliates	44	48	44
Reimbursements of operating expenses charged to affiliates	7	6	—

12. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2006
Operating revenues	$101	$96	$91	$106	$394
Operating income	64	50	39	58	211
Net income	41	33	25	36	135

2005
Operating revenues	$95	$86	$85	$108	$374
Operating income	45	36	17	49	147
Net income	27	23	14	33	97

SCHEDULE II
COLORADO INTERSTATE GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions(1)	Accounts	of Period
2006
Allowance for doubtful accounts	$3	$(1)	$—	$(1)	$1
Environmental reserves	23	2	(8)	—	17

2005
Environmental reserves	$14	$13	$(4)	$—	$23
Allowance for doubtful accounts	4	—	—	(1)	3

2004
Environmental reserves	$14	$3	$(3)	$—	$14
Allowance for doubtful accounts	4	—	—	—	4

(1)	These amounts represent cash payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     As previously reported in our Current Report on Form 8-K dated April 18, 2006, as amended on May 8, 2006, we appointed Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 and dismissed PricewaterhouseCoopers LLP. During the fiscal years ended December 31, 2006 and 2005, there were no disagreements with our former accountant or reportable events as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2006.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2006.
ITEM 9B. OTHER INFORMATION
     None.
PART III
     Item 10, “Directors, Executive Officers and Corporate Governance;” Item 11, “Executive Compensation;” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The audit fees for the years ended December 31, 2006 and 2005 of $678,000 and $1,066,000 were for professional services rendered by Ernst & Young LLP and PricewaterhouseCoopers LLP, respectively for the audits of the consolidated financial statements of Colorado Interstate Gas Company.
All Other Fees
     No other audit-related, tax or other services were provided by our independent registered public accounting firms for the years ended December 31, 2006 and 2005.

Policy for Approval of Audit and Non-Audit Fees
     We are an indirect wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2007 Annual Meeting of Stockholders.
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

3. Exhibits
     The Exhibit Index, which follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies contracts or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b) (10)(iii) of Regulation S-K.
Undertaking
     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed as an exhibit hereto for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2007.

COLORADO INTERSTATE GAS COMPANY

By:	/S/ JAMES J. CLEARY
James J. Cleary
President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Colorado Interstate Gas Company and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES J. CLEARY James J. Cleary	President and Director (Principal Executive Officer)	February 28, 2007

/S/ JOHN R. SULT John R. Sult	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)	February 28, 2007

/S/ JAMES C. YARDLEY James C. Yardley	Chairman of the Board	February 28, 2007

/S/ DANIEL B. MARTIN Daniel B. Martin	Senior Vice President and Director	February 28, 2007

/S/ THOMAS L. PRICE	Vice President and Director	February 28, 2007
Thomas L. Price

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
December 31, 2006
     Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

3.A	Amended and Restated Certificate of Incorporation dated as of March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).

3.B	By-laws dated June 24, 2002. (Exhibit 3.B to our 2002 Form 10-K)

4.A	Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A to our 2004 Form 10-K).

4.A.1	First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A.1 to our 2004 Form 10-K).

4.A.2	Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.A to our Form 8-K filed March 14, 2005).

4.A.3	Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Form 8-K filed on November 2, 2005).

10.A	No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.G to our 2005 First Quarter Form 10-Q).

10.B	Registration Rights Agreement, dated as of November 1, 2005, among Colorado Interstate Gas Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, ABN AMRO Incorporated, BNP Paribas, Greenwich Capital Markets, Inc., HVB Capital Markets, Inc., and SG Americas Securities, LLC (Exhibit 10.A to our Form 8-K filed on November 2, 2005).

10.C	Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to our Form 8-K filed on November 2, 2005).

10.D	Amended and Restated Credit Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed with the SEC on August 2, 2006).

*10.D.1	Amendment No.1 dated as of January 19, 2007 to the Amended and Restated Credit Agreement dated as of July 31, 2006 among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

10.E	Amended and Restated Security Agreement dated as of July 31, 2006, among El Paso Corporation, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Guarantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed with the SEC on August 2, 2006).

10.F	First Tier Receivables Sale Agreement dated November 3, 2006 between Colorado Interstate Gas Company and CIG Finance Company L.L.C. (Exhibit 10.A to our Form 8-K filed with the SEC on November 9, 2006).

10.G	Second Tier Receivables Sale Agreement dated November 3, 2006 between CIG Finance Company L.L.C. and CIG Funding Company L.L.C. (Exhibit 10.B to our Form 8-K filed with the SEC on November 9, 2006).

Exhibit
Number	Description

10.H	Receivables Purchase Agreement dated November 3, 2006 among CIG Funding Company L.L.C., as Seller, Colorado Interstate Gas Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Form 8-K filed with the SEC on November 9, 2006).

21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.