Form 10-Q
period 2007-03-31
COLORADO INTERSTATE GAS CO
filed 2007-05-08
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Common stock, par value $1 per share. Shares outstanding on May 7, 2007: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Operating revenues	$108	$101

Operating expenses
Operation and maintenance	43	24
Depreciation, depletion and amortization	11	10
Taxes, other than income taxes	4	3

	58	37

Operating income	50	64
Other income, net	2	3
Interest and debt expense	(11)	(11)
Affiliated interest income, net	11	9

Income before income taxes	52	65
Income taxes	19	24

Net income	$33	$41

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2007 and 2006	16	14
Affiliates	284	247
Other	1	1
Materials and supplies	7	6
Other	20	21

Total current assets	328	289

Property, plant and equipment, at cost	1,947	1,899
Less accumulated depreciation, depletion and amortization	559	552

Total property, plant and equipment, net	1,388	1,347

Other assets
Notes receivable from affiliates	571	599
Other	56	55

	627	654

Total assets	$2,343	$2,290

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$23	$17
Affiliates	18	11
Other	13	12
Current maturities of long-term financing obligations	101	101
Taxes payable	88	81
Other	35	30

Total current liabilities	278	252

Long-term financing obligations, less current maturities	608	608

Other liabilities
Deferred income taxes	233	242
Other	47	39

	280	281

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	1,130	1,097
Accumulated other comprehensive income	—	5

Total stockholder’s equity	1,177	1,149

Total liabilities and stockholder’s equity	$2,343	$2,290

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$33	$41
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	11	10
Deferred income taxes	5	4
Other non-cash income items	(3)	(9)
Asset and liabilities changes	3	14

Net cash provided by operating activities	49	60

Cash flows from investing activities
Additions to property, plant and equipment	(47)	(60)
Other	(2)	—

Net cash used in investing activities	(49)	(60)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2007, and for the quarters ended March 31, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
   Significant Accounting Policies
     Our significant accounting policies and accounting pronouncements issued but not yet adopted are discussed in our 2006 Annual Report on Form 10-K. The information below provides updating information with respect to those policies.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. To the extent these criteria have not been met, we record unrecognized tax benefits (liabilities for uncertain tax matters), which include any anticipated interest and penalties. All interest and penalties on unrecognized tax benefits are included as a component of income tax expense in our income statement. The adoption of FIN No. 48 did not have a material impact on our financial statements.
2. Income Taxes
     El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With few exceptions, we and El Paso are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1999. Certain issues raised on examination by tax authorities on El Paso’s 2003 and 2004 federal tax years are currently being appealed. For our open tax years, we have no unrecognized tax benefits (liabilities for uncertain tax matters).
3. Debt and Credit Facilities
     Debt. The holders of our $100 million, 6.85% senior debentures due in June 2037, have the option to require us to redeem their debentures at par value on June 15, 2007, together with accrued and unpaid interest. We have classified this amount as current maturities of long-term debt at March 31, 2007 to reflect this option.

     Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. We had no borrowings at March 31, 2007. At March 31, 2007, there was approximately $0.7 billion of borrowing capacity available to all eligible borrowers under El Paso’s $1.75 billion credit agreement. For a further discussion of El Paso’s $1.75 billion credit agreement, see our 2006 Annual Report on Form 10-K.
4. Commitments and Contingencies
   Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S District Judge issued an order dismissing all measurement claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At March 31, 2007, we had accrued approximately $3 million for our outstanding legal matters.
   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2007, we had accrued approximately $18 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. This accrual includes $12 million for environmental contingencies related to properties we previously owned. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. We estimate that our exposure could be as high as $47 million. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

     Below is a reconciliation of our accrued liability from January 1, 2007 to March 31, 2007 (in millions):

Balance at January 1, 2007	$17
Additions/adjustments for remediation activities	2
Payments for remediation activities	(1)

Balance at March 31, 2007	$18

     For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up plans.
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
5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting the assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassifying all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the Federal Energy Regulatory Commission (FERC) issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $5 million of the beginning balance of accumulated other comprehensive income to other non-current liabilities on our balance sheet.
6. Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2007 and December 31, 2006, we had a note receivable from El Paso of $816 million. We classified $252 million and $224 million of this receivable as current on our balance sheets at March 31, 2007 and December 31, 2006, as we anticipate settlement of this amount during the next twelve months. The interest rate at March 31, 2007 and December 31, 2006 was 5.8% and 5.3%.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At March 31, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $16 million and $15 million. The fair value of the fees earned was immaterial to our financial statements for the quarter ended March 31, 2007.
     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At March 31, 2007 and December 31, 2006, we had income taxes payable of $84 million and $72 million. The majority of these balances, as well as our deferred income taxes, will become payable to or due from El Paso.

     During the quarter ended March 31, 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. Also, during the first quarter of 2007, El Paso billed us $9 million for certain tax attributes previously reflected as deferred income taxes in our financial statements through intercompany accounts.
     Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	March 31,	December 31,
	2007	2006
	(In millions)
Non-current note receivable	$7	$7
Contractual deposits	6	6
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2007	2006
	(In millions)
Revenues from affiliates	$3	$4
Operation and maintenance expenses from affiliates	12	11
Reimbursements of operating expenses charged to affiliates	2	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
     Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of factors impacting EBIT for the quarters ended March 31:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$108	$101
Operating expenses	(58)	(37)

Operating income	50	64
Other income, net	2	3

EBIT	52	67
Interest and debt expense	(11)	(11)
Affiliated interest income, net	11	9
Income taxes	(19)	(24)

Net income	$33	$41

Throughput volumes (BBtu/d)(1)	4,135	3,425

(1)	Throughput volumes include billable transportation throughput volumes for storage activities and exclude throughput transported by Wyoming Interstate Company, Ltd. (WIC) on behalf of CIG.

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Higher transportation revenues	$10	$—	$—	$10
Operational gas, revaluations and processing revenues	(3)	(13)	—	(16)

Other(1)	—	(8)	(1)	(9)

Total impact on EBIT	$7	$(21)	$(1)	$(15)

(1)	Consists of individually insignificant items.

     Higher Transportation Revenues. During the quarter ended March 31, 2007, our overall reservation and usage revenues were higher than the same period in 2006. Revenues on the CIG system were higher by approximately $6 million due to increased rates that went into effect in October 2006 and increased throughput volumes as a result of colder weather. WIC also recorded higher revenues of approximately $4 million as a result of the Piceance Basin expansion completed in 2006 and higher revenue from its mainline and Medicine Bow lateral.
     Operational Gas, Revaluations and Processing Revenues. During the quarter ended March 31, 2007, our processing revenues were lower due to a decrease in processing plant volumes and natural gas liquid prices. Additionally, during the quarter ended March 31, 2007, our EBIT decreased from the same quarter in 2006 due to revaluations of our net gas imbalances and other gas owed to customers. During the first quarter of 2007, natural gas prices increased unfavorably impacting our results. Additionally, natural gas prices decreased during the first quarter of 2006 favorably impacting our results during that period. We anticipate that the overall activity in this area will continue to vary based on factors such as our net gas imbalance position, natural gas prices and other factors.
Affiliated Interest Income, Net
     Affiliated interest income, net for the quarter ended March 31, 2007, was $2 million higher than the same period in 2006 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate for the first quarter increased from 5.2% in 2006 to 5.9% for the same period in 2007. In addition, the average advances due from El Paso of $746 million for the first quarter of 2006 increased to $819 million for the same period in 2007.
Income Taxes

	Quarter Ended
	March 31,
	2007	2006
	(In millions,
	except for rates)
Income taxes	$19	$24
Effective tax rate	37%	37%
     Our effective tax rates were different than the statutory rate of 35 percent primarily due to the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
     Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2007, we had a note receivable from El Paso of approximately $816 million of which approximately $252 million was classified as current as we anticipate settlement of this amount during the next twelve months. We also had a $7 million non-current note receivable from our parent, El Paso Noric Investments III, L.L.C., at March 31, 2007. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other note receivable.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. We had no borrowings at March 31, 2007. At March 31, 2007, there was approximately $0.7 billion of borrowing capacity available to all eligible borrowers under the $1.75 billion credit agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     During the first quarter of 2007, El Paso billed us $9 million for certain tax attributes reflected as deferred income taxes in our financial statements through intercompany accounts. These amounts will be settled in the second quarter of 2007.

     We believe that cash flows from operating activities and amounts available under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations and planned expansion opportunities.
     El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
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
     In March 2007, Moody’s Investor Services upgraded our senior unsecured debt rating to an investment grade rating of Baa3 and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook. Additionally, in March 2007, (i) Standard and Poor’s upgraded our senior unsecured debt ratings to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook and (ii) Fitch Ratings initiated coverage on us and assigned an investment grade rating of BBB- on our senior unsecured debt and a rating of BB+ on El Paso’s senior unsecured debt.
Capital Expenditures

	Quarter Ended	2007
	March 31, 2007	Remaining	Total
	(In millions)
Expansion(1)	$41	$161	$202
Maintenance	6	41	47

	$47	$202	$249

(1)	Includes our share of costs related to our 50 percent joint investment in WYCO Development LLC.
     We expect to fund these capital expenditures through a combination of internally generated funds and repayment by El Paso of amounts advanced under its cash management program.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at March 31, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2006 Annual Report on Form 10-K.
Item 1A. Risk Factors
CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on assumptions and beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances. Where we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and based on assumptions believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2006 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.
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
Item 5. Other Information
     None.
Item 6. Exhibits
     The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith, and includes and identifies contracts or arrangements required to be filed as exhibits to this Form 10-Q by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY

Date: May 7, 2007	/s/ JAMES J. CLEARY

James J. Cleary President (Principal Executive Officer)

Date: May 7, 2007	/s/ JOHN R. SULT

John R. Sult Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report.

Exhibit
Number	Description

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.