Form 10-Q
period 2007-06-30
COLORADO INTERSTATE GAS CO
filed 2007-08-07
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Common stock, par value $1 per share. Shares outstanding on August 7, 2007: 1,000
     COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

COLORADO INTERSTATE GAS COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MMcf = million cubic feet
BBtu	= billion British thermal units
When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
When we refer to “us”, “we”, “our”, “ours” or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$100	$96	$208	$197

Operating expenses
Operation and maintenance	31	30	74	54
Depreciation, depletion and amortization	12	12	23	22
Taxes, other than income taxes	5	4	9	7

	48	46	106	83

Operating income	52	50	102	114
Other income, net	2	1	4	4
Interest and debt expense	(12)	(11)	(23)	(22)
Affiliated interest income, net	13	12	24	21

Income before income taxes	55	52	107	117
Income taxes	20	19	39	43

Net income	$35	$33	$68	$74

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2007 and 2006	12	14
Affiliates	176	247
Other	1	1
Materials and supplies	7	6
Other	12	21

Total current assets	208	289

Property, plant and equipment, at cost	1,986	1,899
Less accumulated depreciation, depletion and amortization	568	552

Total property, plant and equipment, net	1,418	1,347

Other assets
Notes receivable from affiliates	696	599
Other	60	55

	756	654

Total assets	$2,382	$2,290

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$14	$17
Affiliates	12	11
Other	11	12
Current maturities of long-term financing obligations	1	101
Taxes payable	107	81
Regulatory liabilities	10	10
Other	23	20

Total current liabilities	178	252

Long-term financing obligations, less current maturities	708	608

Other liabilities
Deferred income taxes	240	242
Other	44	39

	284	281

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	1,165	1,097
Accumulated other comprehensive income	—	5

Total stockholder’s equity	1,212	1,149

Total liabilities and stockholder’s equity	$2,382	$2,290

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$68	$74
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	23	22
Deferred income taxes	11	5
Other non-cash income items	8	(15)
Asset and liability changes	(10)	17

Net cash provided by operating activities	100	103

Cash flows from investing activities
Additions to property, plant and equipment	(74)	(88)
Net change in notes receivable from affiliates	(25)	(15)
Other	(1)	—

Net cash used in investing activities	(100)	(103)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2007, and for the quarters and six months ended June 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
Significant Accounting Policies
     The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.
     Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. To the extent these criteria have not been met, we record unrecognized tax benefits (liabilities for uncertain tax matters), which include any anticipated interest and penalties. All interest and penalties on unrecognized tax benefits are included as a component of income tax expense in our income statement. The adoption of FIN No. 48 did not have a material impact on our financial statements.
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

3. Debt and Credit Facilities
     Debt. The holders of our $100 million, 6.85% senior debentures due in June 2037, had the option to require us to redeem their debentures at par value on June 15, 2007, together with accrued and unpaid interest. No holders of these debentures exercised their redemption option during the second quarter of 2007 and the options expired. Accordingly, we reclassified these debentures as long-term in our balance sheet.
     Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of June 30, 2007, we have no borrowings under the agreement and approximately $0.9 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
4. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
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
     In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2007. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2007, we had accrued approximately $17 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be a high as $46 million. Our accrual includes $12 million for environmental contingencies related to properties we previously owned.

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
     Below is a reconciliation of our accrued liability from January 1, 2007 to June 30, 2007 (in millions):

Balance at January 1, 2007	$17
Additions/adjustments for remediation activities	2
Payments for remediation activities	(2)

Balance at June 30, 2007	$17

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
5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the Federal Energy Regulatory Commission (FERC) issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $5 million from the beginning balance of accumulated other comprehensive income to other non-current liabilities on our balance sheet.
6. Transactions with Affiliates
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2007 and December 31, 2006, we have a note receivable from El Paso of $841 million and $816 million. We have classified $152 million and $224 million of this receivable as current on our balance sheets at June 30, 2007 and December 31, 2006, based on the anticipated settlement of this amount within twelve months. The interest rate on this note at June 30, 2007 and December 31, 2006 was 6.1% and 5.3%.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable — affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At June 30, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $20 million and $15 million. The fair value of the fees earned was immaterial to our financial statements for the quarter and six months ended June 30, 2007.

     Taxes. El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At June 30, 2007 and December 31, 2006, we have income taxes payable of $98 million and $72 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.
     During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. El Paso billed us $9 million for certain tax attributes previously reflected as deferred income taxes in our financial statements. As of June 30, 2007, these amounts had been settled through intercompany accounts.
     Other Affiliate Balances. At June 30, 2007 and December 31, 2006, we have contractual deposits of $6 million included in other current liabilities on our balance sheets and also a non-current note receivable of $7 million in both periods.
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Revenues from affiliates	$5	$7	$8	$11
Operation and maintenance expenses from affiliates	12	11	24	22
Reimbursements of operating expenses charged to affiliates	2	1	4	3

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
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the six months ended June 30:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$208	$197
Operating expenses	(106)	(83)

Operating income	102	114
Other income, net	4	4

EBIT	106	118
Interest and debt expense	(23)	(22)
Affiliated interest income, net	24	21
Income taxes	(39)	(43)

Net income	$68	$74

Throughput volumes (BBtu/d)(1)	4,028	3,465

(1)	Throughput volumes include billable transportation throughput volumes for storage activities and exclude throughput transported by the Wyoming Interstate Company, Ltd. (WIC) system on behalf of the CIG system.

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$13	$—	$—	$13
Expansions	4	(2)	(1)	1
Operational gas, revaluations and processing revenues	(6)	(14)	—	(20)
Other(1)	—	(7)	1	(6)

Total impact on EBIT	$11	$(23)	$—	$(12)

(1)	Consists of individually insignificant items.

     Transportation Revenues. During the six months ended June 30, 2007, our reservation and usage revenues were higher than the same period in 2006. Revenues on the CIG system were higher by approximately $10 million due to increased throughput resulting from colder weather, increased demand for CIG’s off-system capacity and increased rates that went into effect in October 2006 as a result of its most recent rate case. WIC also recorded higher reservation revenues of approximately $3 million as a result of the higher demand on its mainline and Medicine Bow lateral.
     Expansions. During the six months ended June 30, 2007, our revenues and expenses were higher as a result of the completion of the Piceance Basin expansion in April 2006.
     In June 2007, the FERC granted a certificate of authorization for our WIC Kanda lateral and mainline expansion project. This project will provide an additional 381 MMcf/d of firm transportation capacity out of the Uintah Basin area and up to 144 MMcf/d of additional firm transportation capacity on a portion of the WIC mainline in Wyoming. The estimated cost to complete the remainder of this project is approximately $104 million and the anticipated in service date is January 2008. The expansion is estimated to increase our EBIT by approximately $13 million annually beginning in 2008 and an additional $2 million in 2009.
     Operational Gas, Revaluations and Processing Revenues. During the six months ended June 30, 2007, our EBIT decreased from the same period in 2006 due to (i) CIG’s adoption of a fuel mechanism, effective July 1, 2006, that contains a true-up for amounts over or under retained and (ii) revaluations of our net gas imbalances and other gas owed to customers. During the first six months of 2007, higher natural gas prices unfavorably impacted our results. Additionally, natural gas prices decreased for the period ended June 30, 2006 favorably impacting our results during that period. We anticipate that the overall activity in this area will continue to vary based on factors such as our net gas imbalance position, volatility in natural gas prices and other factors.
Affiliated Interest Income, Net
     Affiliated interest income, net for the six months ended June 30, 2007, was $3 million higher than the same period in 2006 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate for the six months increased from 5.5% in 2006 to 5.9% for the same period in 2007. In addition, the average advances due from El Paso of $753 million for the six months of 2006 increased to $831 million for the same period in 2007.
Income Taxes
     Our effective tax rates of 36 percent and 37 percent for the six months ended June 30, 2007 and 2006 were higher than the statutory rate of 35 percent due to the effect of state income taxes.
Liquidity and Capital Expenditures
     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically provided cash advances to El Paso, which we reflect in investing activities in our statement of cash flows. At June 30, 2007, we have a note receivable from El Paso of approximately $841 million of which approximately $152 million is classified as current based on the anticipated settlement of this amount within twelve months. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other note receivable.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement. We are only liable for amounts we directly borrow. As of June 30, 2007, we have no borrowings under the agreement and approximately $0.9 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.

     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program and its $1.75 billion credit agreement, if necessary, will be adequate to meet our short-term capital requirements for our existing operating needs and planned expansion opportunities. Additionally, El Paso is currently pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of its pipeline assets and to provide a lower cost source of capital for new projects.
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
     Capital Expenditures. Our capital expenditures for the six months ended June 30, 2007, and the amount we expect to spend for the reminder of 2007 to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and repayments by El Paso of amounts we advanced under its cash management program.

	Six Months Ended	2007
	June 30, 2007	Remaining	Total
	(In millions)
Expansion(1)	$58	$151	$209
Maintenance	16	30	46

	$74	$181	$255

(1)	Includes our share of costs related to our 50 percent joint investment in WYCO Development LLC.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2007.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2006 Annual Report on Form 10-K.
     Fort Morgan Storage Field. We own and operate an underground natural gas storage field in the vicinity of Fort Morgan, Colorado. In October 2006, the production casing in one of the field’s injection and withdrawal wells resulted in the emergence of natural gas from the storage reservoir at the ground surface. We have received a proposed Administrative Order by Consent (AOC) from the Colorado Oil and Gas Conservation Commission that contains an initial penalty demand of $638,000. We are currently in negotiations regarding the resolution of the AOC and the determination of the fine to be imposed, if any.
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

COLORADO INTERSTATE GAS COMPANY
Date: August 7, 2007	/s/ JAMES J. CLEARY
James J. Cleary
President (Principal Executive Officer)

Date: August 7, 2007	/s/ JOHN R. SULT
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