Form 10-Q
period 2007-09-30
COLORADO INTERSTATE GAS CO
filed 2007-11-05
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
          Common stock, par value $1 per share. Shares outstanding on November 5, 2007: 1,000
         COLORADO INTERSTATE GAS COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues	$92	$91	$300	$288

Operating expenses
Operation and maintenance	29	37	103	91
Depreciation, depletion and amortization	11	11	34	33
Taxes, other than income taxes	6	4	15	11

	46	52	152	135

Operating income	46	39	148	153
Other income, net	3	1	7	5
Interest and debt expense	(11)	(12)	(34)	(34)
Affiliated interest income, net	14	12	38	33

Income before income taxes	52	40	159	157
Income taxes	20	15	59	58

Net income	$32	$25	$100	$99

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2007 and 2006	13	14
Affiliates	147	247
Other	1	1
Materials and supplies	6	6
Other	12	21

Total current assets	180	289

Property, plant and equipment, at cost	2,083	1,899
Less accumulated depreciation, depletion and amortization	576	552

Total property, plant and equipment, net	1,507	1,347

Other assets
Notes receivable from affiliates	722	599
Other	58	55

	780	654

Total assets	$2,467	$2,290

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities
Accounts payable
Trade	$12	$17
Affiliates	10	11
Other	39	12
Current maturities of long-term financing obligations	1	101
Taxes payable	126	81
Accrued interest	13	7
Regulatory liabilities	12	10
Other	15	13

Total current liabilities	228	252

Long-term financing obligations, less current maturities	708	608

Other liabilities
Deferred income taxes	246	242
Other	41	39

	287	281

Commitments and contingencies (Note 4)
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	47	47
Retained earnings	1,197	1,097
Accumulated other comprehensive income	—	5

Total stockholder’s equity	1,244	1,149

Total liabilities and stockholder’s equity	$2,467	$2,290

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$100	$99
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	34	33
Deferred income taxes	15	6
Other	7	(17)
Asset and liability changes	21	44

Net cash provided by operating activities	177	165

Cash flows from investing activities
Additions to property, plant and equipment	(157)	(106)
Net change in notes receivable from affiliates	(19)	(59)

Net cash used in investing activities	(176)	(165)

Net change in cash and cash equivalents	1	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$1	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2007, and for the quarters and nine months ended September 30, 2007 and 2006, are unaudited. We derived the balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
Significant Accounting Policies
     The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.

     Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes and its related interpretation. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a more-likely-than-not threshold (i.e. a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this more-likely-than-not threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon effective settlement. To the extent these criteria have not been met, we record unrecognized tax benefits (liabilities for uncertain tax matters), which include any anticipated interest and penalties. All interest and penalties on unrecognized tax benefits are included as a component of income tax expense in our income statement. The adoption of FIN No. 48 did not have a material impact on our financial statements.
2. Income Taxes
     El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. With a few exceptions, we and El Paso are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. Additionally, the Internal Revenue Service has completed an examination of El Paso’s U.S. income tax returns for 2003 and 2004, with a tentative settlement at the appellate level for all issues. For our open tax years, we have no unrecognized tax benefits (liabilities for uncertain tax matters).

3. Debt and Credit Facilities
     Debt. Holders of our $100 million, 6.85% senior debentures due in June 2037, had an option to require us to redeem their debentures at par value in June 2007, together with accrued and unpaid interest. No holders exercised their redemption option and the option expired. Accordingly, we reclassified these debentures as long-term in our balance sheet.
     Credit Facilities. We are an eligible borrower under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2007, we have no borrowings and approximately $0.6 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     In October 2007, we obtained the required consent necessary for certain amendments to our indentures. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.
4. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
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
     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2007. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2007, we had accrued approximately $16 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $44 million. Our accrual includes $11 million for environmental contingencies related to properties we previously owned.

     Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. Depending on the stage of completion or assessment, however, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2007 to September 30, 2007 (in millions):

Balance at January 1, 2007	$17
Additions/adjustments for remediation activities	1
Payments for remediation activities	(2)

Balance at September 30, 2007	$16

     For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.
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
Regulatory Matters
     Fuel Recovery Mechanisms. In August 2007, CIG filed a tariff change with the Federal Energy Regulatory Commission (FERC) to modify its fuel recovery mechanism to recover all cost impacts, or to flow to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. This tariff filing was protested by certain shippers and the FERC has suspended the effective date to March 1, 2008, subject to the outcome of a technical conference on the proposed tariff change, scheduled for November 2007.
     In addition, Wyoming Interstate Company, Ltd. (WIC) filed a tariff change with the FERC in September 2007 to establish a fuel and related gas balance recovery mechanism which, if approved, will recover all cost impacts, or flow through to shippers any revenue impacts, of all such items. This tariff filing was protested by certain shippers and the FERC has suspended the effective date to April 1, 2008, subject to the outcome of a technical conference on the proposed tariff change which has not yet been scheduled.
     While the outcome of our outstanding regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position and our cash flows.

5. Retirement Benefits
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting assets and liabilities related to our postretirement benefit plans based on their funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $5 million from the beginning balance of accumulated other comprehensive income to other non-current liabilities on our balance sheet.
6. Transactions with Affiliates
     El Paso Master Limited Partnership (MLP). El Paso is currently pursuing the formation of an MLP and has filed a registration statement which is not yet effective with the SEC to issue common units in the MLP.  If the MLP offering is completed, the MLP will own 100 percent of WIC (currently our wholly owned subsidiary) as well as a 10 percent equity ownership interest in us.  In conjunction with the formation of the MLP, effective November 1, 2007, we converted our legal structure into a general partnership, and will settle our existing tax balances through our cash management program pursuant to our tax sharing agreement with El Paso since we will no longer pay income and certain other taxes. For further information regarding the offering of common units by the MLP, see Part II, Item 1A, Risk Factors.
     Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At September 30, 2007 and December 31, 2006, we have a note receivable from El Paso of $835 million and $816 million. We classified $120 million and $224 million of this receivable as current on our balance sheets at September 30, 2007 and December 31, 2006, based on amounts we anticipate settling within twelve months. The classification of these balances does not reflect the impact of the MLP transactions discussed above. The interest rate on this note at September 30, 2007 and December 31, 2006 was 6.4% and 5.3%.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At September 30, 2007 and December 31, 2006, our subordinated beneficial interest in the receivables sold was $17 million and $15 million. The fair value of the fees earned was immaterial to our financial statements for the quarter and nine months ended September 30, 2007.
     Taxes.  El Paso files consolidated U.S. federal and certain state tax returns which include our taxable income. In certain states, we file and pay taxes directly to the state taxing authorities. At September 30, 2007 and December 31, 2006, we have income taxes payable of $112 million and $72 million. The majority of these balances, as well as our deferred income taxes, will become payable to El Paso.
     During the first quarter of 2007, we amended our tax sharing agreement and intercompany tax billing policy with El Paso to clarify the billing of taxes and tax related items to El Paso’s subsidiaries. We also settled $9 million through our cash management program with El Paso for certain tax attributes previously reflected as deferred income taxes in our financial statements.

     Other Affiliate Balances.  At September 30, 2007 and December 31, 2006, we have contractual deposits from our affiliates of $6 million included in other current liabilities on our balance sheets and also a non-current note receivable of $7 million.
     Affiliate Revenues and Expenses. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Revenues from affiliates	$4	$6	$12	$17
Operation and maintenance expenses from affiliates	12	11	36	33
Reimbursements of operating expenses charged to affiliates	2	2	6	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q. In addition, this Item updates, and should be read in conjunction with the information disclosed in our 2006 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes, and a discussion of our results for the nine months ended September 30:

	2007	2006
	(In millions,
	except volumes)
Operating revenues	$300	$288
Operating expenses	(152)	(135)

Operating income	148	153
Other income, net	7	5

EBIT	155	158
Interest and debt expense	(34)	(34)
Affiliated interest income, net	38	33
Income taxes	(59)	(58)

Net income	$100	$99

Throughput volumes (BBtu/d)(1)	4,076	3,601

(1)	Throughput volumes include billable transportation throughput volumes for storage activities and exclude throughput transported by the Wyoming Interstate Company, Ltd. (WIC) system on behalf of the CIG system.

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$18	$—	$—	$18
Expansions	5	(2)	1	4
Operational gas, revaluations and processing revenues	(10)	(4)	—	(14)
Operating, general and administrative expenses	—	(5)	—	(5)
Property taxes	—	(3)	—	(3)
Other(1)	(1)	(3)	1	(3)

Total impact on EBIT	$12	$(17)	$2	$(3)

(1)	Consists of individually insignificant items.
     Transportation Revenues.  During the nine months ended September 30, 2007, our reservation and usage revenues were higher than the same period in 2006. Revenues on the CIG system were higher by approximately $14 million due to increased throughput resulting from colder weather in the first part of 2007, increased demand for CIG’s off-system capacity and increased rates that went into effect in October 2006 as a result of its most recent rate case. WIC also recorded higher reservation revenues of approximately $4 million as a result of increased demand for firm capacity on its mainline of approximately $2 million and on its Medicine Bow lateral of approximately $2 million.

     Expansions. During the nine months ended September 30, 2007, our revenues and expenses were higher as a result of the completion of the WIC Piceance Basin expansion in March 2006.
     In June 2007, the FERC granted a certificate of authorization for our WIC Kanda lateral and related compression expansion project. This project will provide an additional 400 MMcf/d of firm transportation capacity out of the Uinta Basin area and up to 150 MMcf/d of additional firm transportation capacity on a portion of the WIC mainline in Wyoming.  The estimated cost to complete the remainder of the project is approximately $68 million and the anticipated in-service date is January 2008. The expansion is estimated to increase our EBIT by approximately $12 million annually beginning in 2008 and an additional $2 million in 2009.
     In October 2007, the FERC granted a certificate of authorization for our WIC Medicine Bow expansion project. This project will provide approximately 330 MMcf/d of additional transportation capacity on the Medicine Bow lateral in Wyoming. The estimated cost of the project is $32 million and the anticipated in service date is July 2008. The expansion is estimated to increase our EBIT by approximately $3 million annually beginning in 2008, an additional $4 million in 2009, and an additional $4 million in 2010.
     Operational Gas, Revaluations and Processing Revenues.   Our existing fuel recovery mechanism results in variability in our earnings due to changing prices and volumes of system imbalance. During the nine months ended September 30, 2007, our EBIT decreased from the same period in 2006 due to CIG’s adoption of a fuel mechanism, effective July 1, 2006, that contains a true up for amounts over or under retained. Additionally, natural gas prices decreased for the nine months ended September 30, 2006, which favorably impacted the revaluation of imbalances and other amounts owed to shippers during that period. Increases in natural gas prices experienced during the first two quarters of 2007 unfavorably impacted the overall revaluation of these amounts for the nine months ended September 30, 2007. We value imbalances due to or from shippers and operators at index prices. While the change in the value of these imbalances is recorded in operation and maintenance expense each period, we only realize cash income or losses when we settle our imbalances through the purchase of gas or a cash payment. Imbalances are settled in cash or made up in-kind, subject to the terms of the tariff.
     In August 2007, CIG filed a tariff change with the FERC in August 2007 to modify its fuel recovery mechanism to recover all cost impacts, or to flow to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. This tariff filing was protested by certain shippers and the FERC has suspended the effective date to March 1, 2008, subject to the outcome of a technical conference on the proposed tariff change, scheduled for November 2007.
     In addition, WIC filed a tariff change with the FERC in September 2007 to establish a fuel and related gas balance recovery mechanism which, if approved, will recover all cost impacts, or flow through to shippers any revenue impacts, of all such items. This tariff filing was protested by certain shippers and the FERC has suspended the effective date to April 1, 2008, subject to the outcome of a technical conference on the proposed tariff change which has not yet been scheduled.
     Operating, General and Administrative Expenses. During the nine months ended September 30, 2007, our operating, general and administrative expenses increased primarily due to higher repair and maintenance costs as well as higher corporate overhead allocations from El Paso.
     Property Taxes. During the nine months ended September 30, 2007, we incurred higher property taxes due to increased Colorado property tax assessments as compared to the same period of 2006.
Affiliated Interest Income, Net
     Affiliated interest income, net for the nine months ended September 30, 2007, was $5 million higher than the same period in 2006 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate for the nine months increased from 5.8% in 2006 to 6.1% for the same period in 2007. In addition, the average advances due from El Paso of $765 million for the nine months of 2006 increased to $839 million for the same period in 2007.
Income Taxes
     Our effective tax rate of 37 percent was higher than the statutory rate of 35 percent in both periods due to the effect of state income taxes.

Liquidity and Capital Expenditures
     Liquidity Overview. Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program and depending on whether we have short-term cash surpluses or requirements, we either advance cash to El Paso or El Paso advances cash to us in exchange for an affiliated note receivable or payable that is due upon demand. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At September 30, 2007, we have a note receivable from El Paso of approximately $835 million of which approximately $120 million is classified as current based on amounts we anticipate settling within twelve months. The classification of these balances does not reflect the impact of the MLP transactions discussed below. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other affiliate note receivable.
     In addition to the cash management program, we are eligible to borrow amounts available under El Paso’s $1.75 billion credit agreement and are only liable for amounts we directly borrow. As of September 30, 2007, we have no borrowings and approximately $0.6 billion of borrowing capacity is available to all eligible borrowers under the agreement. For a further discussion of this credit agreement, see our 2006 Annual Report on Form 10-K.
     We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program if necessary, will be adequate to meet our short-term capital requirements, our existing operating needs and our planned expansion opportunities.
     El Paso is currently pursuing the formation of an MLP and has filed a registration statement which is not yet effective with the SEC to issue common units in the MLP.  The MLP is intended to enhance the value and financial flexibility of El Paso’s pipeline assets.  If the MLP offering is completed, the MLP will own 100 percent of WIC (currently our wholly owned subsidiary) as well as a 10 percent equity ownership interest in us.  WIC’s operating revenues and operating income were $81 million and $48 million, respectively, for the nine months ended September 30, 2007 and our total net investment in WIC as of September 30, 2007 was approximately $290 million.  In conjunction with the formation of the MLP, effective November 1, 2007, we converted our legal structure into a general partnership, and will settle our existing tax balances through our cash management program pursuant to our tax sharing agreement with El Paso since we will no longer pay income and certain other taxes. Finally, we anticipate receiving a capital contribution from El Paso, the proceeds from which will be used to meet our future cash requirements.  We anticipate that the net effect of all of these transactions will be a decrease to total stockholder’s equity of approximately $260 million at the closing of the offering based on balances as of September 30, 2007.  Subsequent to the MLP unit offering, we anticipate tendering for and retiring approximately $225 million of our debt obligations using cash proceeds from the repayment of a portion of our notes receivable under the cash management program with El Paso. For further information regarding the offering of common units by the MLP, see Part II, Item 1A, Risk Factors.
     In October 2007, we obtained the required consent necessary for certain amendments to our indentures. These amendments permit us to convert from a corporation to a non-corporate legal entity such as a general partnership, limited partnership or limited liability company.
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

     Capital Expenditures. Our cash capital expenditures for the nine months ended September 30, 2007, and our expected capital expenditures for the remainder of this year to expand and maintain our businesses are listed below. We expect to fund these capital expenditures through a combination of internally generated funds and repayments by El Paso of amounts we advanced under its cash management program.

	Nine Months Ended	2007
	September 30, 2007	Remaining(1)	Total
	(In millions)
Expansion(2)	$132	$91	$223
Maintenance	25	24	49

	$157	$115	$272

(1)	Amount includes expansion and maintenance capital of approximately $73 million and $1 million respectively related to WIC.

(2)	Amount includes our share of costs related to our 50 percent joint investment in WYCO Development LLC.

Commitments and Contingencies
     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2007.

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
     Rawlins Plant Notice of Probable Violation.  We own and operate the Rawlins Gas Plant and Compressor Station which produces butane, propane, and natural gas liquids. Recently, we discovered that emissions from the loading process were emitted into the atmosphere and self-reported the discovery to the Wyoming Department of Environmental Quality (the Department) which issued a Notice of Violation.  We and the Department have reached a tentative settlement of this matter of $119,000, pending the negotiation of definitive settlement documents.
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
     With regard to any discussion of a potential pipeline master limited partnership, a registration statement relating to such securities has been filed with the SEC but has not yet become effective. The common units of the MLP may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The information in this quarterly financial statement on Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the common units of the MLP in any state or jurisdiction in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.
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

COLORADO INTERSTATE GAS COMPANY

Date: November 5, 2007	/s/ JAMES J. CLEARY James J. Cleary President (Principal Executive Officer)

Date: November 5, 2007	/s/ JOHN R. SULT John R. Sult
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