Form 10-K
period 2007-12-31
COLORADO INTERSTATE GAS CO
filed 2008-03-05
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting equity held by non-affiliates of the registrant: None
Documents Incorporated by Reference: None

COLORADO INTERSTATE GAS COMPANY
     Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	MMcf	=	million cubic feet
BBtu	=	billion British thermal units	NGL	=	natural gas liquids
Bcf	=	billion cubic feet
When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
When we refer to “us”, “we”, “our”, “ours”, or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I
ITEM 1. BUSINESS
Overview and Strategy
     We are a Delaware general partnership, originally formed in 1927 as a corporation. We are owned 90 percent indirectly through a wholly owned subsidiary of El Paso Corporation (El Paso) and 10 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P., El Paso’s master limited partnership (MLP). El Paso’s MLP was formed in November 2007 at which time El Paso contributed 10 percent of its interest in us to the MLP. Our primary business consists of interstate transportation, storage and processing of natural gas. We conduct our business activities through our natural gas pipeline system, storage facilities, processing plants and our 50 percent ownership interest in WYCO Development LLC (WYCO).
     In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations for all periods presented. For a further discussion of these discontinued operations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.
     Our pipeline system and storage facilities operate under a tariff approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our cost of providing services to our customers, including a reasonable return on our invested capital.
     Our strategy is to enhance the value of our transportation and storage business by:
•	Developing new growth projects in our market and supply areas;

•	Successfully executing on our backlog of committed expansion projects;

•	Focusing on efficiency and synergies across our system;

•	Ensuring the safety of our pipeline system and assets;

•	Successfully recontracting expiring transportation capacity; and

•	Providing outstanding customer service;
     Pipeline System. Our pipeline system consists of approximately 4,000 miles of pipeline with a design capacity of approximately 3,048 MMcf/d. During 2007, 2006 and 2005, average throughput was 2,339 BBtu/d, 2,008 BBtu/d and 1,902 BBtu/d. This system extends from production areas in the U.S. Rocky Mountains and the Anadarko Basin directly to customers in Colorado, Wyoming and indirectly to the midwest, southwest, California and the Pacific northwest.
     Storage and Processing Facilities. Along our pipeline system, we have four storage fields in Colorado and Kansas with approximately 29 Bcf of underground working natural gas storage capacity. In addition, we have two processing plants located in Wyoming and Utah.

     WYCO. We have a 50 percent ownership interest in WYCO, a joint venture with an affiliate of Xcel Energy. WYCO owns a state regulated intrastate gas pipeline that extends from the Cheyenne Hub in northeast Colorado to Public Service Company of Colorado’s (PSCo) Fort St. Vrain electric generation plant. WYCO has two expansion projects underway (the High Plains pipeline and Totem storage expansion project). CIG will lease these facilities and will be the operator. We anticipate completing these projects in 2008 and 2009.
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
     Electric power generation is the fastest growing demand sector of the natural gas market. The growth of the electric power industry potentially benefits the natural gas industry by creating more demand for natural gas turbine generated electric power. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity, increased natural gas prices and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm natural gas transportation contracts with us.
     Our system serves two major markets, an on-system market, consisting of utilities and other customers located along the Front Range of the U.S. Rocky Mountains in Colorado and Wyoming, and an off-system market, consisting of the transportation of U.S. Rocky Mountain natural gas production from multiple supply basins to users accessed through interconnecting pipelines in the midwest, southwest, California and the Pacific northwest. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services.
     Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or remarket expiring capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs, although we can discount these rates to remain competitive.

     The following table details information related to our pipeline system, including the customers, contracts and the competition we face as of December 31, 2007. Firm customers reserve capacity on our pipeline system and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they request to transport, store, inject or withdraw.

Customer Information	Contract Information	Competition
Approximately 120 firm and interruptible customers.	Approximately 180 firm transportation contracts. Weighted average remaining contract term of approximately five years.	Competition for our on-system market consists of an intrastate pipeline, a new interstate pipeline, local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market. Competition for our off-system market consists of other interstate pipelines that are directly connected to our supply sources. CIG faces competition from other existing pipelines and alternative energy sources that are used to generate electricity such as hydroelectric power, wind, solar, coal and fuel oil.

Major Customers: PSCo (187 BBtu/d) (9 BBtu/d) (1,106 BBtu/d)	Expires in 2008. Expires in 2009. Expire in 2012 — 2014.	Our most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline. The Rockies Express Pipeline could result in additional discounting on our system. The Rockies Express Pipeline could also cause prices in U.S. Rocky Mountain natural gas supply basins to increase while prices in our downstream markets may not increase commensurately, making it more difficult for us to charge full rates under future contracts.

Williams Gas Marketing, Inc.
(53 BBtu/d)	Expires in 2009.
(113 BBtu/d)	Expires in 2010.
(350 BBtu/d)	Expire in 2011 — 2013.

Anadarko Petroleum
Corporation
(70 BBtu/d)	Expires in 2008.
(12 BBtu/d)	Expires in 2009.
(80 BBtu/d)	Expires in 2010.
(128 BBtu/d)	Expire in 2011 — 2015.
Regulatory Environment
     Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and other terms and conditions of service to our customers. Generally, the FERC’s authority extends to:
•	rates and charges for natural gas transportation and storage and related services;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of service;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.

     In July 2007, the FERC issued a proposed policy statement addressing the issue of the proxy groups it will use to decide the return on equity of natural gas pipelines. The proposed policy statement describes the FERC’s intention to allow the use of master limited partnerships in proxy groups, which El Paso and other pipelines have advocated. However, the FERC also proposed certain restrictions that would reduce the overall benefit that pipelines would receive by use of master limited partnerships in the proxy group.
     Additionally, the FERC currently allows partnerships and other pass through entities to include in their cost-of-service an income tax allowance. Any changes to the FERC’s treatment of income tax allowances in cost-of-service and any potential adjustment in a future rate case to our equity rate of return may cause our rates to be set at a level that is different from those currently in place.
     Our interstate pipeline system is also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements and we believe that our system is in material compliance with the applicable regulations.
Environmental
     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
Employees
     We do not have any employees. Following our reorganization, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf.

ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions or beliefs that we believe to be reasonable; however, assumed facts almost always vary from actual results, and differences between assumed facts and actual results can be material, depending upon the circumstances. Where, based on assumptions, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur, be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate,” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
     Our business is the transportation and storage of natural gas for third parties. The results of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volume of natural gas and NGL we are able to transport and store depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput, or to remarket unsubscribed capacity on our pipeline system.
•	service area competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact throughput and storage levels;

•	price competition;

•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other natural gas supply sources;

•	decreased natural gas demand due to various factors, including increases in prices and the availability or increased demand of alternative energy sources such as hydroelectric power, wind, solar, coal and fuel oil;

•	continued development of additional sources of gas supply that can be accessed;

•	availability and cost of capital to fund ongoing maintenance and growth projects;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets; and

•	unfavorable movements in natural gas and NGL prices in certain supply and demand areas.

Our revenues are generated under contracts that must be renegotiated periodically, some of which are for a substantial portion of our firm transportation capacity.
     Our revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. For additional information on the expiration of our contract portfolio, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, our ability to extend and replace contracts could be adversely affected by factors we cannot control, including:
•	competition by other pipelines, including the change in rates or upstream supply of existing pipeline competitors, as well as the proposed construction by other companies of additional pipeline capacity in markets served by our interstate pipeline;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or natural gas supply points; and

•	regulatory actions.
     For 2007, our revenues with PSCo represented approximately 29 percent of our operating revenues. For additional information on our revenues from our major customer, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.
Fluctuations in energy commodity prices could adversely affect our business.
     Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional gas supplies to offset the natural decline from existing wells connected to our system, which requires the development of additional oil and natural gas reserves and obtaining additional supplies from interconnecting pipelines, primarily in the U.S. Rocky Mountain region. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission and storage through our system.
     We retain a fixed percentage of natural gas transported as provided in our tariff. This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters and our long-term recontracting activities may be negatively impacted. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Fluctuations in energy prices are caused by a number of factors, including:
•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas and NGL;

•	abundance of supplies of alternative energy sources; and

•	political unrest among countries producing oil.
The agencies that regulate us and our customers could affect our profitability.
     Our business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of Interior and various state and local regulatory agencies whose actions have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services and sets authorized rates of return. The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. The FERC had been using a proxy group of companies that included local distribution companies that are not faced with as much competition or risk as interstate pipelines. The inclusion of these lower risk companies could have created downward pressure on tariff rates when subjected to review by the FERC in future rate proceedings. Recently, the U.S. Court of Appeals for the DC Circuit issued a decision that would require the FERC, if it utilizes lower risk companies in the proxy group, to make upward adjustments to the return on equity to compensate for their lower level of risk. Pursuant to the FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. A successful complaint or protest against our rates could have an adverse impact on our revenues. In addition, in July 2007, the FERC issued a proposed policy statement addressing the issue of the proxy groups it will use to decide the return on equity of natural gas pipelines. The proposed policy statement describes the FERC’s intention to allow the use of master limited partnerships in proxy groups, which we and other pipelines have advocated. However, the FERC also proposed certain restrictions that would reduce the overall benefit that pipelines would receive by use of master limited partnerships in the proxy group.
     The FERC currently allows partnerships and other pass through entities to include in their cost-of-service an income tax allowance. Any changes to the FERC’s treatment of income tax allowances in cost-of-service and any potential adjustment in a future rate case to our equity rate of return may cause our rates to be set at a level that is different from those currently in place and in some instances lower than the level otherwise in effect.
     Also, increased regulatory requirements relating to the integrity of our pipeline requires additional spending in order to maintain compliance with these requirements. Any additional requirements that are enacted could significantly increase the amount of these expenditures. Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.
          Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation or clean up of contaminated properties (some of which have been designated as Superfund sites by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act), as well as damage claims arising out of the contamination of properties or impact on natural resources. Although we believe we have established appropriate reserves for our environmental liabilities, it is not possible for us to estimate the amount and timing of all future expenditures related to environmental matters and we could be required to set aside additional amounts which could significantly impact our future consolidated results of operations, financial position, or cash flows. See Item 3, Legal Proceedings and Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
     In estimating our environmental liabilities, we face uncertainties that include:
•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	discovering new sites or additional information at existing sites;

•	quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement; and

•	changing environmental laws and regulations that may increase our costs.
     Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions, including carbon dioxide and methane, are in various phases of discussion or implementation. These include the Kyoto Protocol and various United States federal legislative proposals which have been made over the last several years. It is difficult to predict the timing of enactment of any federal or state legislation, as well as the ultimate legislation that will be enacted. However, components of the legislation that have been proposed in the past could negatively impact our operations and financial results, including whether any of our facilities are designated as the point of regulation for GHG emissions, whether the federal legislation will expressly preempt the potentially conflicting state GHG legislation and how inter-fuel issues will be handled, including how allowances are granted and whether caps will be imposed on GHG charges.
     Legislation and regulation are also in various stages of proposal, enactment, and implementation in many of the states in which we operate. This includes various initiatives of individual and coalitions of states , including seven western states that are members of the Western Climate Initiative.
     Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce the GHG emissions from their operations. These and other suits may also result in decisions by federal agencies, state courts and other agencies that impact our operations and our ability to obtain certifications and permits to construct future projects.

     These legislative, regulatory, and judicial actions could also result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances to authorize our GHG emissions, (v) pay any taxes related to our GHG emissions and (vi) administer and manage a GHG emissions program.
     While we may be able to include some or all of any costs in the rates charged by us, such recovery of costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.
Our operations are subject to operational hazards and uninsured risks.
     Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses.
     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles as well as limits on our maximum recovery, and do not cover all risks. As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.
The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.
     We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•	our ability to obtain necessary approvals and permits by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us;

•	the ability to obtain continued access to sufficient capital to fund expansion projects;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes, regulations and orders, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis or on terms that are acceptable to us;

•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, lack of contractor productivity, or other factors beyond our control, that we may not be able to recover from our customers which may be material;

•	the lack of future growth in natural gas supply; and

•	the lack of transportation, storage or throughput commitments.
     Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.

Competition from pipelines, including the Rockies Express pipeline, that may be able to provide our shippers with capacity at a lower price could cause us to reduce our rates or otherwise reduce our revenues.
     We face competition from other pipelines that may be able to provide our shippers with capacity on a more competitive basis or access to consuming markets that would pay a higher price for the shippers’ gas. For example, our most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline owned by Rockies Express Pipeline LLC. The Rockies Express Pipeline is being constructed in three phases and the planned terminus is in Clarington, Ohio. The first phase was placed in service in the fourth quarter of 2007. The Rockies Express Pipeline could result in significant downward pressure on natural gas transportation prices in the U.S. Rocky Mountain region. The Rockies Express Pipeline could also cause prices in U.S. Rocky Mountain natural gas supply basins to increase while prices in our downstream markets may not increase commensurately, making it more difficult for us to charge full recourse rates under future contracts.
     An increase in competition in our key markets could arise from new ventures or expanded operations from existing competitors. As a result, significant competition from the Rockies Express Pipeline, other third-party competitors and WIC could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our partners.
Adverse changes in general domestic economic conditions could adversely affect our operating results, financial condition, or liquidity.
     We, El Paso, and its subsidiaries are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. Recently, the direction and relative strength of the U.S. economy has been increasingly uncertain due to softness in the housing markets, rising oil prices, and difficulties in the financial services sector. If economic growth in the United States is slowed, demand growth from consumers for natural gas transported by us may decrease which could impact our planned growth capital. Additionally, our access to capital could be impeded. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and cash flows.

Risks Related to Our Affiliation with El Paso and the MLP
     El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not included herein or incorporated by reference into this report.
We are a majority owned subsidiary of El Paso.
     As a majority owned subsidiary of El Paso, subject to limitations in our indentures, El Paso has substantial control over:

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
Our business requires the retention and recruitment of a skilled workforce. If El Paso is unable to retain and recruit employees such as engineers and other technical personnel, our business could be negatively impacted.
Our relationship with El Paso and its financial condition subjects us to potential risks that are beyond our control.
     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso or its other subsidiaries could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Ba3 by Moody’s Investor Service, BB- by Standard & Poor’s and BB+ by Fitch Ratings. The ratings assigned to our senior unsecured indebtedness are currently investment grade, rated Baa3 by Moody’s Investor Service, BB by Standard & Poor’s and investment grade with a BBB- rating by Fitch Ratings. We and El Paso are (i) on a positive outlook with Moody’s Investor Service and Standard & Poor’s and (ii) on a stable outlook with Fitch Ratings. Downgrades of our or El Paso’s credit ratings could increase our cost of capital and collateral requirements, and could impede our access to capital markets.
     El Paso provides cash management and other corporate services for us. We are currently required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. In addition, we conduct commercial transactions with some of our affiliates. If El Paso or such affiliates are unable to meet their respective liquidity needs, we may not be able to access cash under the cash management program, or our affiliates may not be able to pay their obligations to us. However, we might still be required to satisfy any affiliated payables we have established. Our inability to recover any affiliated receivables owed to us could adversely affect our financial position and cash flows. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.
Our relationship with the MLP subjects us to potential conflicts of interest and they may favor their interests to the detriment of us.
     Although El Paso has majority control of most decisions affecting our business, there are certain decisions that require the approval of both El Paso and the MLP, including material regulatory filings, any significant sale of our assets, mergers and certain changes in affiliated service agreements. Conflicts of interest or disagreements could arise between El Paso and the MLP with regard to such matters requiring unanimous approval, which could negatively impact our future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     We have not included a response to this item since no response is required under Item 1B of Form 10-K.
ITEM 2. PROPERTIES
     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.
     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties or the use of these properties in our business. We believe that our properties are adequate and suitable for the conduct of our business in the future.
ITEM 3. LEGAL PROCEEDINGS
     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7, and is incorporated herein by reference.
     Fort Morgan Storage Field. We own and operate an underground natural gas storage field in the vicinity of Fort Morgan, Colorado. In October 2006, the production casing in one of the field’s injection and withdrawal wells failed, resulting in the emergence of natural gas from the storage reservoir at the ground surface. In June 2007, we received a proposed Administrative Order of Consent (AOC) from the Colorado Oil and Gas Conservation Commission. In January, 2008, the Commission approved the AOC with a settlement of all alleged violations with a penalty of $374,000.
     Rawlins Plant Notice of Probable Violation. We own and operate the Rawlins Gas Plant and Compressor Station which produces butane, propane, and natural gas liquids. We discovered that emissions from the loading process were emitted into the atmosphere and we reported the discovery to the Wyoming Department of Environmental Quality (the Department) which issued a Notice of Violation. We have reached an agreement with the Department to pay a total of $83,000 and conduct a supplemental environmental project to install additional equipment which will reduce future emissions.
     Natural Buttes. In May 2004, the Federal Environmental Protection Agency (EPA) issued a Compliance Order (Order) to us related to alleged violations of a Title V air permit in effect at our Natural Buttes Compressor Station. In July 2004, the EPA issued a confidential Pre-filing Settlement Offer which contained a proposed fine of $350,000. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). We have entered into a tolling agreement with the United States and have concluded settlement discussions in principle with the DOJ and the EPA, setting a penalty of $470,000, which includes $50,000 in incremental costs for a Supplemental Environmental Project. We have established a reserve for this penalty amount, and we anticipate a documented settlement in the first half of 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     All of our partnership interests are held by El Paso and the MLP and, accordingly, are not publicly traded. Prior to converting to a general partnership effective November 1, 2007, all of our common stock was held by El Paso.
     We make required distributions to our partners of available cash as defined in our partnership agreement on a quarterly basis to our partners from legally available funds that have been approved for payment by our Board of Directors. No dividends or cash distributions were declared or paid in 2007 or 2006. In January 2008, we made a cash distribution of approximately $15 million to our partners.
ITEM 6. SELECTED FINANCIAL DATA
     The following historical selected financial data should be read together with Item 7, Management’s Discussion and Analysis and Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Form 10-K. This information has been adjusted in all periods to reflect the reclassification of our wholly owned subsidiary, WIC and certain other assets as discontinued operations. The information as of and for each of the years ended December 31, 2005, 2006 and 2007 was derived from our audited consolidated financial statements. The information as of and for each of the years ended December 31, 2003 and 2004 was derived from unaudited financial statements. These selected historical results are not necessarily indicative of results to be expected in the future.

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In million)
Operating Results Data:
Operating revenues	$317	$305	$302	$284	$278
Operating income	145	143	109	120	157
Income from continuing operations	107	87	68	69	101
Financial Position Data:
Total assets	$1,769	$2,292	$2,121	$1,792	$1,786
Total long-term debt, less current maturities	575	600	700	100	280
Partners’ capital/stockholder’s equity	1,043	1,149	1,009	1,127	1,027

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Our Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying footnotes. MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. These risks and uncertainties are discussed further in Part I, Item 1A, Risk Factors. We have included a discussion in this MD&A of our business, growth projects, results of operations, liquidity, contractual obligations and critical accounting policies and estimates that may affect us as we operate in the future.
     In November 2007, in conjunction with the formation of El Paso’s master limited partnership (MLP), we distributed 100 percent of WIC and certain other assets to subsidiaries of El Paso and have reflected these operations as discontinued operations in our financial statements for all periods presented. For a further discussion of these discontinued operations and a summary of the financial results, see Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, which is not subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.
Overview
     Business. Our business primarily consists of interstate transportation, storage and processing of natural gas. Each of these businesses faces varying degrees of competition from other existing pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, wind, solar, coal and fuel oil. Our revenues from transportation, storage and processing services consist of the following types.

		Percent of Total
Type	Description	Revenues in 2007
Reservation	Reservation revenues are from customers (referred to as firm	78
	customers) that reserve capacity on our pipeline system and
	storage facilities. These firm customers are obligated to
	pay a monthly reservation or demand charge, regardless of
	the amount of natural gas they transport or store, for the
	term of their contracts.

Usage and Other	Usage revenues are from both firm customers and	22
	interruptible customers (those without reserved capacity)
	that pay usage charges based on the volume of gas actually
	transported, stored, injected or withdrawn. We also earn
	revenue from the processing and sale of natural gas liquids
	and other miscellaneous sources.
     The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, market conditions, regulatory actions, competition, declines in the creditworthiness of our customers and weather. Effective July 1, 2006, we adopted a fuel tracker on our CIG system that contains a true-up for amounts over or under retained.
     We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues from expiring contracts. Our ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs, although we can discount these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately five years as of December 31, 2007.

     Listed below are the expiration of our contract portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2007, including those with terms beginning in 2008 or later.

		Percent of Total		Percent of Total
	BBtu/d	Contracted Capacity	Reservation Revenue	Reservation Revenue
			(In millions)
2008	401	13	$7	3
2009	197	6	16	7
2010	260	8	14	6
2011	173	5	12	5
2012	560	17	25	10
2013 and beyond	1,661	51	166	69

Total	3,252	100	$240	100

     Growth Projects. We expect to spend approximately $119 million on contracted organic growth projects through 2012. Of this amount, $102 million will be spent in 2008. Included in this amount is our joint investment in projects with Xcel Energy through our 50 percent ownership in WYCO to develop new transmission and storage facilities in Colorado, the High Plains pipeline and Totem storage expansion projects.
•	High Plains Pipeline. The High Plains expansion project involves the construction of a 164-mile 24” and 30” interstate gas pipeline system extending from the Cheyenne Hub in northeast Colorado to PsCo’s Fort St. Vrain electric generation plant and other points of interconnection with PsCo’s system. The High Plains expansion project will add approximately 900 MMcf/d of overall transportation capacity to our system, with approximately 664 MMcf/d of increased transportation capacity from the Cheyenne Hub to the greater Denver area and approximately 236 MMcf/d of increased capacity from the Young storage facility in Colorado to the greater Denver area. The estimated total cost of the project is $196 million, with $98 million to be paid by us. The FERC approval process has commenced, and the estimated in-service date for the High Plains expansion project is November 2008, subject to receipt of FERC approval. The increased capacity is fully contracted to cover the cost of service (including a return on our investment) by PSCo and Coral Energy Resources pursuant to firm contracts through 2029 and 2019, respectively.
•	Totem Gas Storage. The Totem gas storage expansion project consists of the development of the Totem storage field, a natural gas storage field that services and interconnects with the High Plains pipeline. The Totem Gas storage field will have 10.7 Bcf of natural gas storage capacity, 7 Bcf of which will be working gas capacity and 3.7 Bcf of which will be base gas capacity. The Totem Gas storage expansion project has a 200 MMcf/d maximum withdrawal rate and 100 MMcf/d maximum injection rate. The estimated total cost of the Totem Gas storage expansion project is $120 million, of which $60 million will be paid by us. The estimated in-service date for the Totem Gas storage expansion project is July 2009. FERC approval is required for the Totem Gas storage expansion project. All of the storage capacity of this new storage field is fully contracted to cover the cost of service (including a return on our investment) with PSCo pursuant to a firm contract through 2040.
     We expect to fund our expansion needs with amounts repaid from our note receivable under El Paso’s cash management program together with capital contributions from our partners.

Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes (prior to conversion to a partnership), (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results in 2007 compared with 2006 and 2006 compared with 2005.

Operating Results:	2007	2006	2005
	(In millions, except volumes)
Operating revenues	$317	$305	$302
Operating expenses	(172)	(162)	(193)

Operating income	145	143	109
Other income, net	5	2	5

EBIT	150	145	114
Interest and debt expense	(49)	(47)	(29)
Affiliated interest income, net	50	41	23
Income taxes	(44)	(52)	(40)

Income from continuing operations	107	87	68
Discontinued operations, net of income taxes	42	48	29

Net income	$149	$135	$97

Throughput volumes (BBtu/d)	2,339	2,008	1,902

EBIT Analysis:

	2007 to 2006				2006 to 2005
				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$21	$—	$—	$21	$15	$—	$—	$15
Operational gas, revaluations and processing revenues	(9)	(3)	—	(12)	(6)	14	—	8
Operating and general and administrative expenses	—	(4)	—	(4)	—	—	—	—
Property taxes	—	(4)	—	(4)	—	—	—	—
Environmental reserve	—	—	—	—	—	11	—	11
Other(1)	—	1	3	4	(6)	6	(3)	(3)

Total impact on EBIT	$12	$(10)	$3	$5	$3	$31	$(3)	$31

(1)	Consists of individually insignificant items.
     Transportation Revenues. During the year ended December 31, 2007, our reservation and usage revenues were higher than the same period in 2006 due to increased throughput resulting from colder weather in the first part of 2007, increased demand for off-system capacity and increased rates that went into effect in October 2006 as a result of our most recent rate case. During the year ended December 31, 2006, our transportation revenues were higher than the same period in 2005, primarily due to the Raton Basin expansion completed in 2005.

     Operational Gas, Revaluations and Processing Revenues. Our system obtains in-kind fuel reimbursements from shippers in accordance with our tariff or with applicable contract terms. Natural gas imbalances and other gas owed to shippers (such as excess fuel retention) and interconnecting pipelines are revalued to an index price and these obligations are periodically settled in cash or in-kind pursuant to each individual tariff or balancing contract. Natural gas prices increased for the year ended December 31, 2007 compared with 2006, which unfavorably impacted the revaluation of imbalances and other amounts owed to shippers during that period. However, decreases in natural gas prices experienced during 2006 favorably impacted the overall revaluation of these amounts for the year ended December 31, 2006 compared with 2005.
     Currently, our tariff provides that the volumetric difference between fuel retained and fuel burned will be flowed-through or charged to shippers. Our tariff provides that all liquid revenue proceeds, including those associated with our processing plants, are used to reimburse shrinkage or other system fuel and lost-or-unaccounted-for costs and variations in liquids revenues and variations in shrinkage volumes are included in the reconciliation of retained fuel and burned fuel. These provisions have historically resulted in positive and negative variation in our results, and we must purchase gas volumes from time to time due, in part, to shrinkage associated with liquids production. We record income or expense adjustments in operation and maintenance expense in our income statement, and these adjustments vary with both price and quantity. In August 2007, we filed a tariff change with the FERC to modify our fuel recovery mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. This tariff filing was protested by certain shippers and the FERC has suspended the effective date to March 1, 2008, subject to the outcome of a technical conference on the proposed tariff change that was held in November 2007. On February 29, 2008, the FERC approved the filing subject to certain conditions. We are evaluating the full impact of this order.
     Operating and General and Administrative Expenses. During the year ended December 31, 2007, our operating and general and administrative expenses increased primarily due to higher repair and maintenance costs.
     Property Taxes. During the year ended December 31, 2007, we incurred higher property taxes due primarily to increased Colorado property tax assessments as compared to 2006.
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
Interest and Debt Expense
     Interest and debt expense for the year ended December 31, 2007 was $2 million higher than in 2006 primarily due to consent fees paid to bondholders to amend CIG’s indentures in conjunction with our conversion to a partnership. Interest and debt expense for the year ended December 31, 2006, was $18 million higher than in 2005 primarily due to the issuances of $200 million of 5.95% senior notes in March 2005 and $400 million of 6.80% senior notes in November 2005, partially offset by the repayment in June 2005 of our $180 million, 10% senior debentures.
Affiliated Interest Income, Net
     Affiliated interest income, net was $50 million, $41 million, and $23 million in 2007, 2006, and 2005 due to higher average short-term interest rates and higher average advances to El Paso under its cash management program. The average short-term interest rate increased to 6.2% in 2007 from 5.7% in 2006 and 4.2% in 2005. In addition, the average advances due from El Paso increased to $819 million in 2007 from $737 million in 2006 and $563 million in 2005.

Income Taxes
     Our effective tax rate of 29 percent for the year ended December 31, 2007 was lower than the statutory rate of 35 percent due to income not subject to income taxes as a result of our conversion to a partnership effective November 1, 2007, offset by the effect of state income taxes. Our effective tax rate of 37 percent for the years ended December 31, 2006 and 2005 was higher than the statutory rate of 35 percent due to the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 3.

Liquidity and Capital Resources
     Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, and for required distributions to our partners of available cash. We are currently required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso, which we reflect in investing activities in our statement of cash flows. At December 31, 2007, we had notes receivable from El Paso and an affiliate of approximately $662 million of which approximately $159 million was classified as current based on amounts we anticipate settling within twelve months. See Item 8, Financial Statements and Supplementary Data, Note 11, for a further discussion of El Paso’s cash management program and our other affiliate note receivable. We believe that cash flows from operating activities combined with amounts available under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.
     Overview of Cash Flows. Our cash flows for the years ended December 31 were as follows:

	2007	2006
	(In millions)
Cash flows from continuing operating activities	$(86)	$180
Cash flows from continuing investing activities	163	(180)
Cash flows from continuing financing activities	(77)	—
     Operating Activities. For the year ended December 31, 2007 as compared to the same period in 2006, cash flow from operating activities was lower primarily as a result of settling our then existing current and deferred tax balances of approximately $216 million through the cash management program upon converting our legal structure into a general partnership. During the first quarter of 2007, we also settled $9 million through the cash management program with El Paso for certain tax attributes previously reflected as deferred income taxes in our financial statements.
     Investing Activities. Most of the change in investing activities in 2007 can be attributed to activity under El Paso’s cash management program. During 2007, we recovered amounts previously advanced to El Paso to settle current and deferred tax balances. In addition, in December 2007, we repurchased approximately $125 million of debt with recoveries of our notes receivable from El Paso as part of our previously announced $225 million debt repurchase program. We also had increases in our expansion capital expenditures in 2007 related primarily to our joint investment in projects with Xcel Energy through our 50 percent ownership in WYCO to develop new transmission and storage facilities in Colorado.
     Capital Expenditures. Our capital expenditures for the years ended December 31 were as follows:

	2007	2006
	(In millions)
Maintenance	$36	$52
Expansion(1)	72	4

Total	$108	$56

(1)	Amount includes our share of costs related to our 50 percent joint investment in WYCO.
     Under our current plan, we have budgeted to spend approximately $35 million in 2008 for capital expenditures to maintain the integrity of our pipeline, to comply with clean air regulations and to ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend approximately $157 million in 2008 to expand the capacity of our system. We expect to fund our capital expenditures primarily through internally generated funds, repayments by El Paso of amounts we advanced under its cash management program or capital contributions from our partners.

     Financing Activities. In November 2007, we announced our intent to purchase up to $225 million aggregate principal amount of our outstanding indebtedness. In December 2007, we repurchased approximately $125 million of debt with recoveries of our notes receivable from El Paso under its cash management program. We anticipate repurchasing the remaining $100 million during the first half of 2008. While we have the ability to call additional debt prior to its stated maturity date at a premium, we do not currently anticipate further repurchases other than those previously announced.
     On November 21, 2007, in conjunction with the formation of the MLP, our parent made a distribution of WIC and certain other assets (described in Item 8, Financial Statements and Supplementary Data, Note 1) with a book value of approximately $332 million to El Paso and El Paso made a capital contribution of approximately $82 million to us.
     Credit Profile. In March 2007, Moody’s Investor Services upgraded our senior unsecured debt rating to an investment grade rating of Baa3 and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook. Additionally, in March 2007, (i) Standard and Poor’s upgraded our senior unsecured debt ratings to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook and (ii) Fitch Ratings initiated coverage on us and assigned an investment grade rating of BBB- on our senior unsecured debt and a rating of BB+ on El Paso’s senior unsecured debt. Our ratings affect the cost of capital that is available in third party markets, generally allowing for a lower cost of capital relative to non-investment grade companies.
Contractual Obligations
     We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, and other accrued liabilities, while other obligations, such as operating leases, demand charges under transportation commitments and capital commitments, are not reflected on our balance sheet. The following table and discussion that follows summarizes our contractual cash obligations as of December 31, 2007, for each of the periods presented (all amounts are undiscounted):

	Due in	Due in	Due in
	less than	1 to 3	4 to 5
	1 Year	Years	Years	Thereafter	Total
	(In millions)
Long-term financing obligations:
Principal	$—	$—	$—	$575	$575
Interest	40	77	77	261	455

Other contractual liabilities	5	3	1	2	11
Operating leases	2	2	—	—	4
Other contractual commitments and purchase obligations:

Transportation commitments	6	12	8	2	28

Other	25	—	—	—	25

Total contractual obligations	$78	$94	$86	$840	$1,098

     Long Term Financing Obligations (Principal and Interest). Debt obligations included represent stated maturities. Contractual interest payments are shown through the stated maturity date of the related debt. For a further discussion of our debt obligations see Item 8, Financial Statements and Supplementary Data, Note 6.
     Other Contractual Liabilities. Included in this amount are, environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we perform remediation activities. These liabilities are included in other current and non-current liabilities in our balance sheet.
     Operating Leases. For a further discussion of these obligations, see Item 8, Financial Statements and Supplementary Data, Note 7.

     Other Contractual Commitments. Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included are the following:
     • Transportation Commitments. Included in these amounts are commitments for demand charges for firm access to natural gas transportation.
     • Other Commitments. Included in these amounts are commitments for construction contracts. We have excluded asset retirement obligations and reserves for litigation as these liabilities are not contractually fixed as to timing and amount.
Commitments and Contingencies
     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.
Off-Balance sheet Arrangements
     For a discussion of our off-balance sheet arrangements, see Item 8, Financial Statements and Supplementary Data, Notes 7 and 11, which is incorporated herein by reference.
Critical Accounting Policies and Estimates
     The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material impact on our results of operations. For additional information concerning our other accounting policies, please read the notes to the financial statements included in Item 8, Financial Statements and Supplementary Data, Note 1.
     Cost-Based Regulation. We account for our regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We periodically evaluate the applicability of SFAS No. 71, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.
     Accounting for Environmental Reserves. We accrue environmental reserves when our assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Estimates of our liabilities are based on an evaluation of potential outcomes, currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of societal and economic factors, estimates of associated onsite, offsite and groundwater technical studies and legal costs. Actual results may differ from our estimates, and our estimates can be, and often are, revised in the future, either negatively or positively, depending upon actual outcomes or changes in expectations based on the facts surrounding each matter.
     As of December 31, 2007, we had accrued approximately $15 million for environmental matters. Our environmental estimates range from approximately $15 million to approximately $44 million, and the amounts we have accrued represent a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($5 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($10 million to $39 million) and the lower end of the expected range has been accrued.
     Accounting for Postretirement Benefits. We reflect an asset or liability for our postretirement benefit plan based on its over funded or under funded status. As of December 31, 2007, our postretirement benefit plan was overfunded by $11 million. Our postretirement benefit assets and liabilities are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rate used in calculating our benefit obligations. We select our discount rate by matching the timing and amount of our expected future benefit payments for our postretirement benefit obligations to the average yields of various high-quality bonds with corresponding maturities. We also compare our discount rate to the Citigroup Pension Discount Curve and to the yields of several high-quality bond indices with maturity profiles similar to the average duration of our postretirement benefit obligations, including the Moody’s Aa Average Corporate Bond Rate.
     Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with our postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on our related benefit obligations, along with changes to the plan and other items, are deferred and recorded as either a regulatory asset or liability. A one percent change in our primary assumptions would not have a material impact on our net postretirement benefit asset or net postretirement benefit cost.
New Accounting Pronouncements Issued But Not Yet Adopted
     See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is exposure to changing interest rates. At December 31, 2007, we had a note receivable from El Paso of $655 million, with a variable interest rate of 6.5% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the market-based nature of its interest rate. The table below shows the carrying value and related weighted average effective interest rates of our non-affiliated interest bearing securities by expected maturity dates and the fair value of those securities. At December 31, 2007, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2007
	Expected Fiscal Year of Maturity			December 31, 2006
	of Carrying Amounts			Carrying
	2015 and Thereafter	Total	Fair Value	Amount	Fair Value
	(In millions, except for rates)
Liabilities:
Long-term debt, including current maturities—fixed rate	$575	$575	$598	$700	$716
Average effective interest rate	7.1%
     We are exposed to changes in natural gas prices associated with natural gas imbalances and fuel tracker volumes owed to or due from shippers and others. This price risk is mitigated to the extent physical gas is maintained on our system at a level equal to the imbalance and fuel tracker balance. While we attempt to keep these in balance, differences in the volumes occur over time as we cash out or settle imbalances and either use or purchase natural gas for processing and other activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Report of Independent Registered Public Accounting Firm
To The Partners of Colorado Interstate Gas Company:
We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital/stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109; effective December 31, 2006, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R); and effective January 1, 2006, the Company adopted the Federal Energy Regulatory Commission’s accounting release related to pipeline assessment costs.
/s/ Ernst & Young LLP
Houston, Texas
February 25, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Colorado Interstate Gas Company:
In our opinion, the consolidated statements of income, partners’ capital/stockholder’s equity and cash flows for the year ended December 31, 2005 listed in the Index appearing under Item 15(a) (1), present fairly, in all material respects, the results of operations and cash flows of Colorado Interstate Gas Company and its subsidiaries (the “Company”) for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 listed in the Index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006, except as to the reclassification
of Wyoming Interstate Company, Ltd. and certain
other assets as discontinued operations discussed
in Note 2 as to which the date is February 25, 2008

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2007	2006	2005
Operating revenues	$317	$305	$302

Operating expenses
Operation and maintenance	126	120	150
Depreciation and amortization	31	30	30
Taxes, other than income taxes	15	12	13

	172	162	193

Operating income	145	143	109
Other income, net	5	2	5
Interest and debt expense	(49)	(47)	(29)
Affiliated interest income, net	50	41	23

Income before income taxes	151	139	108
Income taxes	44	52	40

Income from continuing operations	107	87	68
Discontinued operations, net of income taxes	42	48	29

Net income	$149	$135	$97

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	—	2
Affiliates	181	247
Other	1	1
Materials and supplies	5	5
Prepaids and other	1	14
Assets of discontinued operations	—	22

Total current assets	188	291

Property, plant and equipment, at cost	1,413	1,283
Less accumulated depreciation and amortization	392	372

Total property, plant and equipment, net	1,021	911

Other assets
Notes receivable from affiliates	503	566
Assets from discontinued operations	—	477
Other	57	47

	560	1,090

Total assets	$1,769	$2,292

LIABILITIES AND PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$14	$9
Affiliates	8	10
Other	15	10
Current maturities of long-term debt	—	100
Taxes payable	10	65
Regulatory liabilities	12	7
Contractual deposits	37	8
Liabilities related to discontinued operations	—	34
Other	13	11

Total current liabilities	109	254

Long-term debt, less current maturities	575	600

Other liabilities
Deferred income taxes	—	188
Liabilities related to discontinued operations	—	63
Other	42	38

	42	289

Commitments and contingencies (Note 7)
Partners’ capital/stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	—	47
Retained earnings	—	1,097
Accumulated other comprehensive income	—	5
Partners’ capital	1,043	—

Total partners’ capital/stockholder’s equity	1,043	1,149

Total liabilities and partners’ capital/stockholder’s equity	$1,769	$2,292

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$149	$135	$97
Less income from discontinued operations, net of income taxes	42	48	29

Net income before discontinued operations	107	87	68
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	31	30	30
Deferred income taxes	8	4	4
Other non-cash income items	8	28	(2)
Asset and liability changes
Accounts receivable	3	41	(2)
Accounts payable	6	(9)	7
Taxes payable	(56)	14	1
Current assets	6	8	(13)
Current liabilities	—	(8)	14
Non-current assets	(4)	(16)	6
Non-current liabilities	(195)	1	3

Cash provided by (used in) continuing activities	(86)	180	116
Cash provided by discontinued activities	54	51	83

Net cash provided by (used in) provided by operating activities	(32)	231	199

Cash flows from investing activities
Additions to property, plant and equipment	(108)	(56)	(84)
Net change in notes receivable from affiliates	271	(89)	(227)
Cash paid for acquisitions of affiliates	—	(37)	—
Other	—	2	—

Cash provided by (used in) continuing activities	163	(180)	(311)
Cash used in discontinued activities	(83)	(51)	(53)

Net cash used in investing activities	80	(231)	(364)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	—	—	590
Payments to retire long-term debt	(128)	—	(180)
Contribution from parent	7	—	—
Distribution from (contribution to) discontinued operations	44	—	(215)

Cash provided by (used in) continuing activities	(77)	—	195
Cash provided by (used in) discontinued activities	29	—	(30)

Net cash provided by (used in) financing activities	(48)	—	165

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
			Additional		other	Total	Total
	Common stock		paid-in	Retained	comprehensive	stockholder’s	partners’
	Shares	Amount	capital	earnings	income (loss)	equity	capital
January 1, 2005	1,000	$—	$108	$1,019	$—	$1,127	$—
Net income				97		97
Distribution			(61)	(154)	—	(215)	—

December 31, 2005	1,000	—	47	962	—	1,009	—
Net income				135		135
Adoption of SFAS No. 158, net of income taxes of $3					5	5	—

December 31, 2006	1,000	—	47	1,097	5	1,149	—
Net income				111		111
Reclassification to regulatory liability (See Note 8)			—		(5)	(5)	—

October 31, 2007	1,000	—	47	1,208	—	1,255	—
Conversion to general partnership (November 1, 2007)	(1,000)		(47)	(1,208)		(1,255)	1,255
Contributions							82
Distributions							(332)
Net income							38

December 31, 2007	—	$—	$—	$—	$—	$—	$1,043

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     We are a Delaware general partnership, originally formed in 1927 as a corporation. Effective November 1, 2007, we converted our legal structure into a general partnership in contemplation of El Paso’s formation of a new master limited partnership, El Paso Pipeline Partners, L.P. (MLP). We are owned 90 percent by El Paso Noric Investments III, L.L.C., a wholly owned subsidiary of El Paso Corporation (El Paso) and 10 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of the MLP. In conjunction with the formation of El Paso’s MLP, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to the MLP and certain other assets to El Paso. We reflected these operations as discontinued operations for all periods presented. Additionally, effective November 1, 2007, we converted to a general partnership and are no longer subject to income taxes and settled our current and deferred income tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3, and 11.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all majority owned and controlled subsidiaries after the elimination of intercompany accounts and transactions.
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
Regulated Operations
     Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, an equity return component on regulated capital projects and certain costs included in, or expected to be included in, future rates.
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
Natural Gas Imbalances
     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system, processing plant or storage facility differs from the contractual amount delivered or received. We value these imbalances due to or from shippers and operators utilizing current index prices. Imbalances are settled in cash or in-kind, subject to the terms of our tariff.
     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. We classify all imbalances as current as we expect to settle them within a year.
Property, Plant and Equipment
     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component, as allowed by the FERC. We capitalize major units of property replacements or improvements and expense minor items. Prior to January 1, 2006, we capitalized certain costs incurred related to our pipeline integrity programs as part of our property, plant and equipment. Beginning January 1, 2006, we began expensing these costs based on a FERC accounting release. During each of the years ended December 31, 2007 and 2006, we expensed approximately $2 million as a result of the adoption of this accounting release.
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. For certain general plant, we depreciate the asset to zero. Currently, our depreciation rates vary from approximately two percent to 25 percent per year. Using these rates, the remaining depreciable lives of these assets range from four to 50 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.
     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in operating income.
     At December 31, 2007 and 2006, we had $109 million and $21 million of construction work in progress included in our property, plant and equipment.

     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2007, 2006 and 2005 were approximately $1 million, less than $1 million, and $1 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during the years ended December 31, 2007, 2006 and 2005, were $2 million, $1 million, and $2 million. These equity amounts are included as other non-operating income on our income statement.
Asset and Investment Impairments
     We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our long-lived assets’ carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.
     We reclassify the asset or assets to be sold as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have significant long-term continuing involvement with those assets after they are sold. We cease depreciating assets in the period that they are reclassified as either held for sale or as discontinued operations.
Revenue Recognition
     Our revenues are primarily generated from natural gas transportation, storage and processing services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts we use for operating purposes. Prior to July 1, 2006, we recognized revenue on gas not used in operations on our system when the volumes were retained under our tariff. Effective July 1, 2006, we adopted a fuel tracker on our system that contains a true-up for volumetric amounts over or under retained. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
Environmental Costs and Other Contingencies
     Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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
     Other Contingencies. We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.
Income Taxes
     Effective November 1, 2007, we converted to a general partnership in conjunction with the formation of El Paso’s MLP and accordingly, we are no longer subject to income taxes. As a result of our conversion to a general partnership, we settled our existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.
     On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. The adoption of FIN No. 48 did not have a material impact on our financial statements.
Accounting for Asset Retirement Obligations
     We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the depreciation of the property, plant and equipment and accretion of the liabilities described above.
     We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.
     We are required to operate and maintain our natural gas pipeline and storage system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline and storage system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2007 and 2006 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

Postretirement Benefits
     We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement plan, see Note 8.
     We use the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) to account for our plan. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its overfunded or underfunded status. Any deferred amounts related to unrealized gains and losses or changes in actuarial assumptions are recorded either as a regulatory asset or liability. For a further discussion of our application of SFAS No. 158, see Note 8.
New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2007, the following accounting standards had not yet been adopted by us.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will adopt the provisions of this standard for our financial assets and liabilities effective January 1, 2008. Adoption of the standard is not expected to have a material impact on our financial statements. The FASB provided a one year deferral of the adoption of SFAS No. 157 for certain non-financial assets and liabilities. We have elected to defer the adoption of the standard for certain of our non-financial asset and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.
     Measurement Date of Postretirement Benefits. In December 2006, we adopted the recognition provisions of SFAS No. 158. Beginning in 2008, this standard will also require us to change the measurement date of our postretirement benefit plan from September 30, the date we currently use, to December 31. Adoption of the measurement date provisions of this standard is not expected to have a material impact on our financial statements.
     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits entities to choose to measure many financial instruments and certain other items at fair value. We will adopt the provisions of this standard effective January 1, 2008, and do not anticipate that it will have a material impact on our financial statements.
     Business Combinations. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.

     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interests in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interest be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and we are evaluating the impact that this standard will have on our financial statements.
2. Acquisitions and Divestitures
     Acquisitions. Effective October 1, 2006, we acquired CIG Resources Company, L.L.C. and a 50 percent equity interest in WYCO Development LLC (WYCO) from our affiliates at El Paso’s historical cost on the date of acquisition of approximately $37 million. We accounted for these transactions prospectively beginning with the date of acquisition and our investment in WYCO is accounted for using the equity method of accounting. WYCO owns a state regulated intrastate gas pipeline in northeast Colorado and a compressor station. WYCO leases these pipeline and compression facilities to Public Service Company of Colorado (PSCo) and WIC under long-term leases.
     Divestitures. In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed 100 percent of WIC to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations for all periods presented. The summarized operating results of our discontinued operations for each of the three years ended December 31 and the financial position data of our discontinued operations at December 31, 2006 are listed below.

	2007	2006	2005
	(In millions)
Revenues	$97	$98	$81
Costs and expenses	(41)	(30)	(43)
Other income	15	12	10
Affiliated interest expense, net	(8)	(6)	(4)

Income before income taxes	63	74	44
Income taxes	21	26	15

Income from discontinued operations, net of income taxes	$42	$48	$29

As of
December 31,
2006
(In millions)
Assets of discontinued operations
Accounts and notes receivable	$12
Other current assets	10
Property, plant and equipment, net	436
Other non-current assets	41

Total assets	$499

Liabilities of discontinued operations
Accounts payable	$11
Other current liabilities	23
Deferred income taxes	54
Other non-current liabilities	9

Total liabilities	$97

3. Income Taxes
     In conjunction with the formation of El Paso’s MLP, we converted our legal structure into a general partnership effective November 1, 2007 and settled our current and deferred tax balances pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. The tables below reflect that these balances have been settled and that we no longer pay income taxes effective November 1, 2007.
     Components of Income Taxes. The following table reflects the components of income taxes included in income from continuing operations for each of the three years ended December 31:

	2007	2006	2005
	(In millions)
Current
Federal	$33	$43	$33
State	3	5	3

	36	48	36

Deferred
Federal	7	4	4
State	1	—	—

	8	4	4

Total income taxes	$44	$52	$40

     Effective Tax Rate Reconciliation. Our income taxes included in income from continuing operations, differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2007	2006	2005
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$53	$49	$38
Increase (decrease)
Pretax income not subject to income taxes after conversion to partnership	(12)	—	—
State income taxes, net of federal income tax benefit	3	3	2

Income taxes	$44	$52	$40

Effective tax rate	29%	37%	37%

     Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability related to continuing operations at December 31, 2006:

(In millions)
Deferred tax liabilities
Property, plant and equipment	$182
Other	18

Total deferred tax liability	200

Deferred tax assets
Other	18

Total deferred tax asset	18

Net deferred tax liability	$182

4. Financial Instruments
     At December 31, 2007 and 2006, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term maturity of these instruments. The fair value of our note receivable from affiliate approximates its carrying value due to the market-based nature of its interest rate. The carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows at December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term debt, including current maturities	$575	$598	$700	$716
5. Regulatory Assets and Liabilities
     Below are the details of our regulatory assets and liabilities at December 31:

	2007	2006
	(In millions)
Non-current regulatory assets
Taxes on capitalized funds used during construction	$12	$11
Unamortized loss on reacquired debt	3	—
Postretirement benefits	3	4
Under-collected income taxes	1	1

Total regulatory assets	$19	$16

Current regulatory liabilities	$12	$7

Non-current regulatory liabilities
Property and plant depreciation	20	23
Excess recovery of income taxes	1	1
Postretirement benefits	13	—

Total regulatory liabilities	$46	$31

6. Debt and Credit Facilities
     Debt. Our long-term debt consisted of the following at December 31:

	2007	2006
	(In millions)
5.95% Senior Notes due March 2015	$75	$200
6.80% Senior Notes due November 2015	400	400
6.85% Senior Debentures due June 2037	100	100

	575	700

Less: Current maturities (1)	—	100

Total long-term debt, less current maturities	$575	$600

(1)	Our 6.85% senior debentures were reclassified as long-term in our balance sheet as no holders exercised their early redemption option in June 2007 and the option expired.

     In December 2007, we repurchased approximately $125 million of our 5.95% notes with recoveries of note receivables from El Paso under its cash management program as part of our previously announced debt repurchases.
     Credit Facilities. In November 2007, El Paso entered into a $1.5 billion amended and restated credit agreement, which replaced its existing $1.75 billion credit agreement. We are no longer an eligible borrower under the credit agreement and are no longer pledged as collateral under the credit agreement.
     For the year ended December 31, 2007, we were in compliance with our debt-related covenants. Under our various financing documents we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale leasebacks.
     7. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claim are not currently determinable.
     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2007. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2007, we accrued approximately $15 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $44 million. Our accrual includes $10 million for environmental contingencies related to properties we previously owned.
     Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2007 to December 31, 2007 (in millions):

Balance at January 1, 2007	$17
Additions/adjustments for remediation activities	1
Payments for remediation activities	(3)

Balance at December 31, 2007	$15

     For 2008, we estimate that our total remediation expenditures will be approximately $5 million, which will be expended under government directed clean-up plans.
     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to other persons resulting from our current or past operations could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.
Regulatory Matter
     Fuel Recovery Mechanisms. In August 2007, we filed a tariff change with the FERC to modify our fuel recovery mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. We currently experience variability in cash flow and earnings under our fuel recovery mechanism. This tariff filing was protested by certain shippers and the FERC suspended the effective date to March 1, 2008 subject to the outcome of a technical conference on the proposed tariff change which was held in November 2007. On February 29, 2008, the FERC approved the filing subject to certain conditions. We are evaluating the full impact of this order.
Commitments, Purchase Obligations and Other Matters
     Commercial Commitments. We have entered into unconditional purchase obligations for services totaling approximately $53 million at December 31, 2007. Our annual obligations under these agreements are $31 million in 2008, $6 million in each of the years 2009 to 2011, $2 million in 2012 and $2 million in total thereafter. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Operating Leases and Other Commercial Commitments. We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on operating leases as of December 31, 2007, were as follows:

Year Ending
December 31,	(In millions)
2008	$2
2009	2

Total	$4

     Rental expense on our operating leases for each of the three years ended December 31, 2007, 2006 and 2005 was $2 million. These amounts include our share of rent allocated to us from El Paso.
     We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations.
Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. As of December 31, 2007, we have performance guarantees related to the purchase of natural gas and liquids by WIC, a company formerly owned by us, with a maximum exposure of $3 million.
8. Retirement Benefits
     Pension and Retirement Benefits. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits. We provide medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through our rates. We do not expect to make any contributions to our postretirement benefit plan in 2008.
     In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R), and began reflecting assets and liabilities related to our postretirement benefit plan based on its funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the amount that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, would be included in our rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $5 million from the beginning balance of accumulated other comprehensive income to a regulatory liability, which represented the amount we believe will be included in our future rates.

     Change in Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. Our benefits are presented and computed as of and for the twelve months ended September 30:

	2007	2006
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of period	$11	$11
Participant contributions	—	1
Actuarial gain	(4)	(2)
Benefits paid	(1)	(2)
Other	1	3

Accumulated postretirement benefit obligation at end of period	$7	$11

Change in plan assets:
Fair value of plan assets at beginning of period	$17	$16
Actual return on plan assets	2	1
Employer contributions	—	1
Participant contributions	—	1
Benefits paid	(1)	(2)

Fair value of plan assets at end of period	$18	$17

Reconciliation of funded status:
Fair value of plan assets at September 30	$18	$17
Less: accumulated postretirement benefit obligation, end of period	7	11

Net asset at December 31	$11	$6

     Expected Payment of Future Benefits. As of December 31, 2007, we expect the following payments (net of participant contributions) under our plan (in millions):

Year Ending
December 31,
2008	$1
2009	1
2010	1
2011	1
2012	1
2013 - 2017	3
     Components of Net Benefit Cost (Income). For each of the years ended December 31, the components of net benefit cost (income) are as follows:

	2007	2006	2005
	(In millions)
Interest cost	$1	$—	$—
Expected return on plan assets	(1)	(1)	—
Other	(1)	3	—

Net postretirement benefit cost (income)	$(1)	$2	$—

     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations for 2007, 2006 and 2005:

	2007	2006	2005
	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	6.05	5.50
Assumptions related to benefit costs at December 31:
Discount rate	5.50	5.25	5.75
Expected return on plan assets(1)	8.00	8.00	7.50

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return.

     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 9.4 percent in 2007, gradually decreasing to 5.0 percent by the year 2015. Changes in the assumed health care cost trends do not have a material impact on the amounts reported for our interest costs or our accumulated postretirement benefit obligations.
     Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets to meet the benefit obligations to participants, retirees and beneficiaries exists. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall of investment performance compared to investment objectives is the result of general economic and capital market conditions. The following table provides the target and actual asset allocations in our postretirement benefit plan as of September 30:

		Actual	Actual
Asset Category	Target	2007	2006
	(Percent)
Equity securities	65	63	61
Debt securities	35	33	33
Cash and cash equivalents	—	4	6

Total	100	100	100

9. Transactions with Major Customer
     The following table shows revenues from our major customer for each of the three years ended December 31:

	2007	2006	2005
	(In millions)
PSCo	$91	$95	$95
10. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operation for each of the three years ended December 31:

	2007		2006	2005
	(In millions)
Interest paid, net of capitalized interest	$52		$48	$22
Income tax payments	277	(1)	34	34

(1) Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).
11. Investment in Unconsolidated Affiliate and Transactions with Affiliates
Investment in Unconsolidated Affiliate
     We have an investment in WYCO which we account for using the equity method of accounting. WYCO owns a state regulated intrastate pipeline and a compressor station, which are leased by PSCo and WIC, respectively. Our investment in WYCO at December 31, 2007 and 2006 was approximately $18 million and $16 million.
Transactions with Affiliates
     Contributions/Distributions. On November 21, 2007, in conjunction with the formation of the MLP, our parents made a distribution of WIC and certain other assets (described in Note 1) with a book value of approximately $332 million to El Paso and El Paso made a capital contribution of approximately $82 million to us.
     We are currently required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We did not make any distributions to our partners during 2007. In January 2008, we made a cash distribution of approximately $15 million to our partners.
     Income Taxes. At December 31, 2006, we had income taxes payable of $56 million and deferred income tax liabilities of $182 million. Effective November 1, 2007, we converted to a general partnership as discussed in Note 1 and settled our existing current and deferred tax balances of approximately $216 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During the first quarter of 2007, we also settled $9 million through the cash management program with El Paso for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.

     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At December 31, 2007 and 2006, we had a note receivable from El Paso of $655 million and $783 million. We classified $159 million and $224 million of this receivable as current on our balance sheets at December 31, 2007 and 2006, based on amounts we anticipate settling within twelve months. The interest rate on this note at December 31, 2007 and 2006 was 6.5% and 5.3%.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE. At December 31, 2007 and 2006, our subordinated beneficial interest in the receivables sold was $16 million and $15 million. The fair value of the fees earned was immaterial to our financial statements for the years ended December 31, 2007 and 2006.
     Other Affiliate Balances. At December 31, 2007 and 2006, we had contractual deposits from our affiliates of $6 million included in other current liabilities on our balance sheets and also had a non-current note receivable of $7 million.
     Affiliate Revenues and Expenses. We have entered into various contracts in the normal course of our business and the services are based on the same terms as non-affiliates, including natural gas transportation services to and from affiliates under long-term contracts and various operating agreements. We also contract with an affiliate to process natural gas and sell extracted natural gas liquids.
     We do not have any employees. Following our reorganization, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit, for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company (TGP) associated with our pipeline services. We also allocate costs to WIC and Cheyenne Plains Gas Pipeline for their share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.
     The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2007	2006	2005
	(In millions)
Revenues from affiliates	$20	$22	$28
Operation and maintenance expenses from affiliates	60	53	57
Reimbursements of operating expenses charged to affiliates	20	18	17

12. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2007
Operating revenues	$84	$75	$67	$91	$317
Operating income	40	32	28	45	145
Income from continuing operations	25	21	20	41	107
Discontinued operations, net of income taxes	8	14	12	8	42
Net income	33	35	32	49	149

2006
Operating revenues	$82	$73	$68	$82	$305
Operating income	46	34	21	42	143
Income from continuing operations	27	21	14	25	87
Discontinued operations, net of income taxes	14	12	11	11	48
Net income	41	33	25	36	135

SCHEDULE II
COLORADO INTERSTATE GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions(2)	Accounts	of Period
2007(1)
Legal reserves	$—	$3	$(3)	$—	$—
Environmental reserves	17	1	(3)	—	15

2006(1)
Allowance for doubtful accounts	$1	$—	$—	$(1)	$—
Environmental reserves	23	2	(8)	—	17

2005(1)
Allowance for doubtful accounts	$2	$—	$—	$(1)	$1
Environmental reserves	14	13	(4)	—	23

(1)	Amounts reflect the reclassification of certain entities as discontinued operations.

(2)	Primarily relates to payments for environmental remediation activities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at December 31, 2007.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2007.
ITEM 9A(T). CONTROLS AND PROCEDURES
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. See Part II, Item 8, Financial Statements and Supplementary Data, under Management’s Annual Report on Internal Control Over Financial Reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Management Committee and Executive Officers
     We are a Delaware general partnership with two partners, the first of which is a wholly owned subsidiary of El Paso (the “El Paso Partner”), and the second of which is a wholly owned subsidiary of the MLP (the “MLP Partner”). The El Paso Partner owns a 90 percent interest in our partnership, and the MLP Partner owns our remaining 10 percent interest. A general partnership agreement governs our ownership and management. Although our management is vested in its partners, the partners have agreed to delegate our management to a management committee. Decisions of or actions taken by the management committee are binding on us. The management committee is composed of four representatives, with three representatives being designated by the El Paso Partner and one representative being designated by the MLP Partner. Each member of the management committee has full authority to act on behalf of the partner that designated such member with respect to matters pertaining to us. Each member of the management committee is entitled to one vote on each matter submitted for a vote of the management committee, and the vote of a majority of the members of the management committee constitutes action of the management committee, except for certain actions specified in the general partnership agreement that require unanimous approval of the management committee. Our officers are appointed by the management committee.
     The following provides biographical information for each of our executive officers and management committee members as of February 28, 2008.
     There are no family relationships among any of our executive officers or management committee members, and, unless described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

Name	Age	Position
James J. Cleary	53	President and Management Committee Member
John R. Sult	48	Senior Vice President, Chief Financial Officer and Controller
James C. Yardley	56	Management Committee Member
Daniel B. Martin	51	Senior Vice President and Management Committee Member
Thomas L. Price	52	Vice President and Management Committee Member
     James J. Cleary. Mr. Cleary has been a member of the management committee of Colorado Interstate Gas Company since November 2007 and President since January 2004. Mr. Cleary has also served as President of our affiliate El Paso Natural Gas Company since January 2004. He served as Chairman of the Board of El Paso Natural Gas Company and Colorado Interstate Gas Company from May 2005 to August 2006. From January 2001 through December 2003, he served as President of ANR Pipeline Company. Prior to that time, Mr. Cleary served as Executive Vice President of Southern Natural Gas Company from May 1998 to January 2001. He also worked for Southern Natural Gas Company and its affiliates in various capacities since 1979. Mr. Cleary serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso’s MLP.
     John R. Sult. Mr. Sult has been Senior Vice President, Chief Financial Officer and Controller of Colorado Interstate Gas Company since November 2005. Mr. Sult also serves as Senior Vice President and Controller of our parent El Paso and as Senior Vice President, Chief Financial Officer and Controller of our affiliates El Paso Natural Gas Company, Southern Natural Gas Company, and Tennessee Gas Pipeline Company. He held the position of Vice President and Controller at Halliburton Energy Services Company from August 2004 until joining El Paso in October 2005. He was an independent consultant from December 2002 until August 2004. From 1994 until December 2002 he was an Audit Partner with Arthur Andersen LLP. Mr. Sult serves as Senior Vice President, Chief Financial Officer and Controller of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso’s MLP.

     James C. Yardley. Mr. Yardley has been a member of the management committee of Colorado Interstate Gas Company since November 2007. Mr. Yardley also serves as Executive Vice President of our parent El Paso and Chairman of the Board of El Paso’s Pipeline Group since August 2006. He has been Chairman of the Board and President of Southern Natural Gas Company since May 2005, Director of Southern Natural Gas Company since November 2001 and President of Southern Natural Gas Company since May 1998. Mr. Yardley served as Vice President, Marketing and Business Development for Southern Natural Gas Company from April 1994 to April 1998. Prior to that time, Mr. Yardley worked in various capacities with Southern Natural Gas and Sonat Inc. since 1978. Mr. Yardley serves as Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso’s MLP.
     Daniel B. Martin. Mr. Martin has been a member of the management committee of Colorado Interstate Gas Company since November 2007 and Senior Vice President since January 2001. Mr. Martin previously served as a Director since May 2005. Mr. Martin has served as Senior Vice President of our affiliates El Paso Natural Gas Company, Tennessee Gas Pipeline Company and Southern Natural Gas Company since 2000. He also serves as a director of El Paso Natural Gas Company and Tennessee Gas Pipeline Company. Prior to that time, Mr. Martin worked in various capacities with Tennessee Gas Pipeline Company since 1978. Mr. Martin also serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso’s MLP.
     Thomas L. Price. Mr. Price has been a member of the management committee of Colorado Interstate Gas Company since November 2007 and Vice President of Marketing and Business Development since February 2007.  Mr. Price previously served as a director since May 2005.  Mr. Price has served as Vice President of Marketing of Colorado Interstate Gas Company and our affiliate El Paso Natural Gas Company since 2002.  He also serves as a director of El Paso Natural Gas Company since November 2005. Prior to that time, Mr. Price worked in various capacities with Colorado Interstate Gas Company including Vice President of Customer Services from 1998 to 2001.
     Audit Committee, Compensation Committee and Code of Ethics
     As a majority owned subsidiary of El Paso, we rely on El Paso for certain support services. As a result, we do not have a separate corporate audit committee or audit committee financial expert, or a separate compensation committee. Also, we have not adopted a separate code of ethics. However, our executives are subject to El Paso’s code of ethics, referred to as the “Code of Business Conduct”. The Code of Business Conduct is a value-based code that is built on five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, the Code of Business Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Business Conduct. A copy of the Code of Business Conduct is available for your review at El Paso’s website, www.elpaso.com.
ITEM 11. EXECUTIVE COMPENSATION
     All of our executive officers are officers or employees of El Paso or one of its non-CIG subsidiaries and devote a substantial portion of their time to El Paso or such other subsidiaries. None of these executive officers receives any compensation from CIG or its subsidiaries. The compensation of our executive officers is set by El Paso, and we have no control over the compensation determination process. Our executive officers and former employees participate in employee benefit plans and arrangements sponsored by El Paso. We have not established separate employee benefit plans and we have not entered into employment agreements with any of our executive officers.
     The members of our management committee are also officers or employees of El Paso or one of its non-CIG subsidiaries and do not receive additional compensation for their service as a member of our management committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     CIG is a Delaware general partnership. CIG is owned 90 percent indirectly through a wholly owned subsidiary of El Paso, and is owned 10 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P., El Paso’s master limited partnership. The address of each of El Paso and El Paso Pipeline Partners, L.P. is 1001 Louisiana Street, Houston, Texas 77002.
     The following table sets forth, as of February 19, 2008, the number of shares of common stock of El Paso owned by each of our executive officers and management committee members and all of our management committee members and executive officers as a group.

	Shares of	Shares
	Common	Underlying	Total Shares
	Stock	Options	of Common
	Owned	Exercisable	Stock	Percentage of Total Shares
	Directly or	Within	Beneficially	of Common Stock
Name of Beneficial Owner	Indirectly	60 Days(1)	Owned	Beneficially Owned(2)
James J. Cleary	56,165	238,026	294,191	*
John R. Sult	52,380	51,452	103,832	*
James C. Yardley	177,722	332,685	510,407	*
Daniel B. Martin	123,907	284,002	407,909	*
Thomas L. Price	52,899	67,112	120,011	*
All management committee members and executive officers as a group (5 persons)	463,073	973,277	1,436,350	*

*	Less than 1%.

(1)	The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 19, 2008. Shares subject to options cannot be voted.

(2)	Based on 700,758,051 shares outstanding as of February 19, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     El Paso Master Limited Partnership (MLP)
     In the fourth quarter of 2007, El Paso formed an MLP and completed a public offering of common units in the MLP. On November 21, 2007, in conjunction with El Paso’s public offering of limited partnership units, we distributed certain entities and assets (primarily our wholly-owned subsidiaries, Wyoming Interstate Company Ltd. (WIC) and Colorado Water Supply Company) to El Paso and received a capital contribution from El Paso. In conjunction with the formation of the MLP, effective November 1, 2007, we converted our legal structure into a general partnership. We are presently owned 90 percent indirectly through a wholly owned subsidiary of El Paso and 10 percent through a wholly owned subsidiary of the MLP.
     Guarantee of WIC Purchases of Natural Gas and Natural Gas Liquids from BP Energy Company
     We entered into a commitment with BP Energy Company (BP) to unconditionally guaranty the obligations of WIC to pay when due, for all transactions relating to the purchase of natural gas and gas liquids from BP by WIC. We further agreed to pay all reasonable attorney’s fees, costs and expenses incurred by BP in connection with the collection of any debts pursuant to this guaranty with a maximum aggregated amount of $3,000,000. This commitment became effective May 22, 2007, and will remain in effect until termination on May 31, 2008.

     CIG Operating Agreements
     We entered into a Construction and Operating Agreement with WIC, on March 12, 1982. This agreement was amended in 1984 and 1988. Under this agreement, we agreed to design and construct the WIC system and to operate WIC (including conducting WIC’s marketing and administering WIC’s service agreements) using the same practices that we adopt in the operation and administration of our own facilities. Under this agreement, we are entitled to be reimbursed by WIC for all costs incurred in the performance of the services, including both direct costs and allocations of general and administrative costs based on direct field labor charges. Included in our allocated expenses are a portion of El Paso’s general and administrative expenses and El Paso Natural Gas and Tennessee Gas Pipeline Company allocated payroll and other expenses. We are the operator of the WIC facilities, and are reimbursed by WIC for operation, maintenance and general and administrative costs allocated from us, in each case under the Construction and Operating Agreement referred to above.
     We entered into a Construction and Operating Agreement with Young Gas Storage Company, Ltd. on June 30, 1992. This agreement was amended in 1994 and 1997. Under this agreement, we agreed to design and construct the Young storage facilities and to operate the facilities (including conducting Young’s marketing and administering Young’s service agreements) using the same practices that we adopt in the operation and administration of our own facilities. We are entitled to reimbursement of all costs incurred in the performance of the services, including both direct costs and allocations of general and administrative costs based on direct field labor charges (including any costs charged or allocated to us from other affiliates). The agreement is subject to termination only in the event of our dissolution or bankruptcy, or a material default by us that is not cured within certain permissible time periods. Otherwise the agreement continues until the termination of the Young partnership agreement.
     We entered into a Construction and Operating Agreement with Cheyenne Plains Gas Pipeline Company, L.L.C. on November 14, 2003. Under this agreement, we agreed to design and construct the facilities and to operate the Cheyenne Plains facilities (including conducting marketing and administering the service agreements) using the same practices that we adopt in the operation and administration of our own facilities. We are entitled to reimbursement by Cheyenne Plains for all costs incurred in the performance of the services, including both direct field labor charges and allocations of general and administrative costs (including any costs charged or allocated to us from other affiliates) using a modified Massachusetts allocation methodology, a time and motion analysis or other appropriate allocation methodology. The agreement is subject to termination by Cheyenne Plains on 12 months’ prior notice and is subject to termination by us on 12 months’ prior notice given no earlier than 48 months following the commencement of service by Cheyenne Plains in December 2004.
     Transportation Agreements
     We are a party to four transportation service agreements with WIC for transportation on the WIC system at maximum recourse rates. The total volume subject to these contracts is 176,971 Dth/d. These contracts extend for various terms with 16,260 Dth/d expiring on December 31, 2009; 57,950 Dth/d expiring on December 31, 2011; and the balance expiring thereafter. In response to a solicitation of offers to turn back capacity in a WIC open season, we relinquished 70,000 Dth/d of capacity effective January 1, 2008.
     In order to provide “jumper” compression service between our system and the Cheyenne Plains pipeline system, we added compression at our existing compressor station in Weld County, Colorado. Cheyenne Plains entered into a 25-year contract that expires in 2030 for the full capacity of the additional compression pursuant to which our full cost of service is covered. The contract is for 119,500 Dth/d.

     Interconnection and Operational Balancing Agreements and Other Inter-Affiliate Agreements
     We are party to an operating balancing agreement with WIC and to an operating balancing agreement with Cheyenne Plains. These agreements require the interconnecting parties to use their respective reasonable efforts to cause the quantities of gas that are tendered/accepted at each point of interconnection to equal the quantities scheduled at those points. The agreements provide for the treatment and resolution of imbalances. The agreements are terminable by either party on 30 days’ advance notice.
     We and WIC are parties to a capacity lease agreement dated November 1, 1997. In 1998, WIC installed a compressor unit at WIC’s Laramie compressor station. The installation of this compressor unit allowed the interconnection of our Powder River lateral and WIC’s mainline transmission system and resulted in an increase of approximately 49 MDth/d of capacity on our Powder River lateral (the original capacity on the Powder River lateral was approximately 46 MDth/d). In connection with the installation of the compression by WIC, we leased the additional 49 MDth/d of capacity in the Powder River lateral to WIC. WIC, in turn, leased to us 46 MDth/d of capacity through the new WIC compressor unit. The term of the lease of the Powder River lateral capacity from us to WIC is 10 years from the November 15, 1998 in-service date of the additional compression, subject to continuing one year extension rights to be exercised by WIC on written notice delivered 12 months prior to the initial and/or any extended termination date. The term of the lease of the compression unit capacity from WIC to us continues for as long as we have shipper agreements for service using the compressor unit capacity. The parties to this agreement have agreed that the reciprocal leases provide adequate compensation to each other so there is no rental fee for either lease other than an agreement by WIC to reimburse us for any increase in operating expense incurred by us (including increased taxes, insurance or other expenses).
     We are a party to a development agreement for the High Plains pipeline and storage project (known as Totem Storage) with Xcel Energy WYCO Inc. and Public Service Company of Colorado. This agreement sets forth the agreement of the parties to the development and operation of the WYCO facilities. An affiliate of Xcel Energy is a 50% joint venture partner in WYCO.
     Other Agreements and Transactions
     In addition, we currently have and will have in the future other routine agreements with El Paso or one of its subsidiaries that arise in the ordinary course of business, including agreements for services and other transportation and exchange agreements and interconnection and balancing agreements with other El Paso pipelines.
     For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The audit fees for the years ended December 31, 2007 and 2006 of $770,000 and $678,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Colorado Interstate Gas Company and its subsidiaries.
All Other Fees
     No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2007 and 2006.

Policy for Approval of Audit and Non-Audit Fees
     We are substantially owned indirectly by El Paso and its subsidiaries and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2008 Annual Meeting of Stockholders.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2008.

COLORADO INTERSTATE GAS COMPANY
By:	/s/ James J. Cleary
James J. Cleary
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Colorado Interstate Gas Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James J. Cleary	President and Management Committee Member	March 4, 2008

James J. Cleary	(Principal Executive Officer)

/s/ John R. Sult	Senior Vice President,	March 4, 2008

John R. Sult	Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

/s/ James C. Yardley	Management Committee Member	March 4, 2008

James C. Yardley

/s/ Daniel B. Martin	Senior Vice President and Management	March 4, 2008

Daniel B. Martin	Committee Member

/s/ Thomas L. Price	Vice President and Management Committee	March 4, 2008

Thomas L. Price	Member

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
December 31, 2007
     Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.A	Certificate of Conversion (Exhibit 4.A to our Form 8-K filed November 7, 2007).

3.B	Statement of Partnership Existence (Exhibit 4.B to our Form 8-K filed November 7, 2007).

3.C	General Partnership Agreement dated November 1, 2007 (Exhibit 4.C to our Form 8-K filed November 7, 2007).

4.A	Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A to our 2004 Form 10-K); First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee (Exhibit 4.A.1 to our 2004 Form 10-K); Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as Trustee (Exhibit 4.A to our Form 8-K filed March 14, 2005); Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Form 8-K filed with the SEC on November 2, 2005); Fourth Supplemental Indenture dated October 15, 2007 by and between CIG and The Bank of New York Trust Company, N.A., as trustee, to Indenture dated as of June 27, 1999 (Exhibit 4.A to our Form 8-K filed with the SEC on October 16, 2007); Fifth Supplemental Indenture dated November 1, 2007 by and among CIG, Colorado Interstate Issuing Corporation, and The Bank of New York Trust Company, N.A., as trustee, to Indenture dated as of June 27, 1997 (Exhibit 4.A to our Form 8-K filed with the SEC on November 7, 2007).

10.A	No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.G to our 2005 First Quarter Form 10-Q).

10.C	Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to our Form 8-K filed with the SEC on November 2, 2005).

10.F	First Tier Receivables Sale Agreement dated November 3, 2006 between Colorado Interstate Gas Company and CIG Finance Company L.L.C. (Exhibit 10.A to our Form 8-K filed with the SEC on November 9, 2006).

10.G	Second Tier Receivables Sale Agreement dated November 3, 2006 between CIG Finance Company L.L.C. and CIG Funding Company L.L.C. (Exhibit 10.B to our Form 8-K filed with the SEC on November 9, 2006).

10.H	Receivables Purchase Agreement dated November 3, 2006 among CIG Funding Company L.L.C., as Seller, Colorado Interstate Gas Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Form 8-K filed with the SEC on November 9, 2006).

*10.H.1	Amendment No. 1, dated as of November 2, 2007, to the Receivables Purchase Agreement dated as of November 3, 2006, among CIG Funding Company, L.L.C., Colorado Interstate Gas Company, Starbird Funding Corporation and the other funding entities from time to time party hereto as Investors, BNP Paribas, New York Branch, and the other financial institutions from time to time party hereto as Managing Agents, and BNP Paribas, New York Branch, as Program Agent.

Exhibit
Number	Description

*21	Subsidiaries of Colorado Interstate Gas Company

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.