Form 10-Q
period 2008-03-31
COLORADO INTERSTATE GAS CO
filed 2008-05-09
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4874
________________

Colorado Interstate Gas Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0173305
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

COLORADO INTERSTATE GAS COMPANY

_____________

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
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Operating revenues	$90	$84
Operating expenses
Operation and maintenance	28	33
Depreciation and amortization	8	8
Taxes, other than income taxes	4	3
	40	44
Operating income	50	40
Other income, net	1	1
Interest and debt expense	(10)	(12)
Affiliated interest income, net	9	11
Income before income taxes	50	40
Income taxes	—	15
Income from continuing operations	50	25
Discontinued operations, net of income taxes	—	8
Net income	$50	$33

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	4	—
Affiliates	159	181
Other	1	1
Regulatory assets	14	—
Prepaids and other	7	6
Total current assets	185	188
Property, plant and equipment, at cost	1,453	1,413
Less accumulated depreciation and amortization	399	392
Total property, plant and equipment, net	1,054	1,021
Other assets
Notes receivable from affiliates	544	503
Other	58	57
	602	560
Total assets	$1,841	$1,769

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$9	$14
Affiliates	16	8
Other	13	15
Taxes payable	5	10
Regulatory liabilities	13	12
Contractual deposits	61	37
Accrued interest	13	5
Accrued liabilities	6	7
Other	6	1
Total current liabilities	142	109
Long-term debt	576	575

Other liabilities	45	42

Commitments and contingencies (Note 4)
Partners’ capital	1,078	1,043
Total liabilities and partners’ capital	$1,841	$1,769

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$50	$33
Less income from discontinued operations, net of income taxes	—	8
Income from continuing operations	50	25
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	8	8
Deferred income taxes	—	4
Other non-cash income items	(14)	(4)
Asset and liability changes	3	(2)
Cash provided by continuing activities	47	31
Cash provided by discontinued activities	—	18
Net cash provided by operating activities	47	49
Cash flows from investing activities
Additions to property, plant and equipment	(12)	(10)
Net change in notes receivable from affiliates	(20)	(19)
Other	—	(2)
Cash used in continuing activities	(32)	(31)
Cash used in discontinued activities	—	(18)
Net cash used in investing activities	(32)	(49)
Cash flows from financing activities
Distributions to partners	(15)	—
Net cash used in financing activities	(15)	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

  Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Effective November 1, 2007, we converted our legal structure into a general partnership in contemplation of  El Paso’s formation of a new master limited partnership, El Paso Pipeline Partners, L.P. (MLP). In conjunction with the formation of El Paso’s MLP in November 2007, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to the MLP and certain other assets to El Paso Corporation (El Paso). We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution.

  Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in  our 2007 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.

Measurement Date of Postretirement Benefits. Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

2. Discontinued Operations

In November 2007, we distributed 100 percent of WIC to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. The table below summarizes the operating results of our discontinued operations for the quarter ended March 31, 2007.

(In millions)
Revenues	$26
Costs and expenses	(15)
Other income	1
Income before income taxes	12
Income taxes	4
Income from discontinued operations, net of income taxes	$8

3. Income Taxes

Effective November 1, 2007, we converted our legal structure into a general partnership and no longer pay income taxes.

4. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2008, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $42 million. Our accrual includes $10 million for environmental contingencies related to properties we previously owned.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to March 31, 2008 (in millions):

Balance at January 1, 2008	$15
Payments for remediation activities	(1)
Balance at March 31, 2008	$14

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $5 million, which will be expended under government directed clean-up programs.

It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

  Regulatory Matters

Fuel Recovery Mechanism. In February 2008, the Federal Energy Regulatory Commission (FERC) approved certain tariff changes to modify our fuel recovery mechanism. We recorded a favorable fuel cost and revenue tracker adjustment to reflect the estimated effect of the order on our current fuel recovery filing period.  The FERC order, which became effective March 1, 2008, includes a true-up mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of fuel imbalance revaluations and related gas balance items.

Rate of Return Proxy Groups.  In April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines.  The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies.  The FERC’s policy statement concludes among other items that  (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. The FERC is not exploring other methods of determining a pipeline’s equity cost of capital at this time. We believe this ruling will not have a material impact on our financial position or results of operations.

  Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. As of March 31, 2008, we have performance guarantees related to the purchase of natural gas and liquids by WIC, a company formerly owned by us, with a maximum exposure of $3 million.

5. Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. In January 2008, we paid a cash distribution of approximately $15 million. In addition, in April 2008 we paid a cash distribution of  $42 million.

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.   El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At March 31, 2008 and December 31, 2007, we had a note receivable from El Paso of $674 million and $655 million. We classified  $138 million and $159 million of this receivable as current on our balance sheets at March 31, 2008 and December 31, 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note at March 31, 2008 and December 31, 2007 was 4.3% and 6.5%.

Income Taxes. During the first quarter of 2007, El Paso billed us $9 million through intercompany accounts for certain tax attributes previously reflected as deferred income taxes in our financial statements.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At  March 31, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $17 million and $16 million. The fair value of the fees earned was immaterial to our financial statements for the quarters ended March 31, 2008 and 2007.

Other Affiliate Balances.  At March 31, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $6 million included in other current liabilities on our balance sheets and also had a non-current note receivable of $8 million and $7 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2008	2007
	(In millions)
Revenues from affiliates	$4	$3
Operation and maintenance expenses from affiliates	22	14
Reimbursements of operating expenses charged to affiliates	6	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2007 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

In November 2007, we distributed 100 percent of WIC to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. For a further discussion of these discontinued operations, see Item 1, Financial Statements, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, which is not subject to income taxes.

Updates of Significant Growth Projects. In 2008, we expect to spend approximately $99 million on joint investments to develop new transmission and storage facilities in Colorado through our 50 percent ownership in WYCO Development LLC (WYCO). These projects include:

•
High Plains Pipeline. The FERC approved this project in March 2008 and construction began in April.  The estimated total cost of this project is $198 million ($99 million to be paid by us), and the estimated in-service date is November 2008.

•
Totem Gas Storage.  The FERC approved this project in April 2008 and construction is expected to begin by June 2008. The estimated total cost of this project is $133 million ($67 million to be paid by us), and the estimated in-service date is July 2009.

For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and  (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2008 compared to the same period in 2007.

Operating Results:	2008	2007
	(In millions, except volumes)
Operating revenues	$90	$84
Operating expenses	(40)	(44)
Operating income	50	40
Other income, net	1	1
EBIT	51	41
Interest and debt expense	(10)	(12)
Affiliated interest income, net	9	11
Income taxes	—	(15)
Income from continuing operations	50	25
Discontinued operations, net of income taxes	—	8
Net income	$50	$33
Throughput volumes (BBtu/d)	2,126	2,301

EBIT Analysis:	Revenue	Expense	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Reservation revenues	$2	$—	$2
Operational gas, revaluations and processing revenues	3	5	8
Other(1)	1	(1)	—
Total impact on EBIT	$6	$4	$10
____________

(1) Consists of individually insignificant items.

Reservation Revenues.  Increased demand for our off-system capacity during the quarter ended March 31, 2008, resulted in higher reservation revenues as compared to the same period in 2007.

Operational Gas, Revaluations and Processing Revenues.  In February 2008, the FERC approved certain tariff changes to modify our fuel recovery mechanism. We recorded a favorable fuel cost and revenue tracker adjustment to reflect the estimated effect of the order on our current fuel recovery filing period.  The FERC’s approval of this fuel and related gas cost recovery mechanism is expected to reduce future earnings volatility resulting from these items. The FERC order, which became effective March 1, 2008, includes a true-up mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of fuel imbalance revaluations and related gas balance items.

Interest and Debt Expense

Interest and debt expense for the quarter ended March 31, 2008, was $2 million lower than the same period in 2007 primarily due to a lower average outstanding debt balance as a result of repurchasing approximately  $125 million of our 5.95% notes in December 2007.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter ended March 31, 2008, was $2 million lower than the same period in 2007 due to lower short-term interest rates and lower average advances to El Paso under the cash management program. The average short-term interest rate for the first quarter decreased from 5.9% in 2007 to 5.6% for the same period in 2008. In addition, the average advances due from El Paso of $793 million for the first quarter of 2007 decreased to $702 million for the same period in 2008.

Income Taxes

Our effective tax rate of 38 percent for the quarter ended March 31, 2007 was higher than the statutory rate of  35 percent primarily due  to the effect of state income taxes. Effective November 1, 2007, we no longer pay income taxes as a result of our conversion to a partnership. For a further discussion of these transactions, see our 2007 Annual Report on Form 10-K.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At March 31, 2008, we had notes receivable from El Paso of approximately $674 million of which approximately $138 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5, for a further discussion of El Paso’s cash management program and our other affiliate note receivable. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Overview of Cash Flows. Our cash flows for the quarters ended March 31 were as follows:

	2008	2007
	(In millions)
Cash provided by continuing operating activities	$47	$31
Cash used in continuing investing activities	(32)	(31)
Cash used in continuing financing activities	(15)	—

For the first quarter of 2008 as compared to the same period in 2007, operating cash flow increased primarily due to higher operating revenues in 2008. We used our operating cash flow primarily to fund capital maintenance and growth projects and make distributions to our partners.

Capital Expenditures. Our cash capital expenditures for the quarter ended March 31, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Quarter Ended March 31, 2008	2008 Remaining	Total
	(In millions)
Maintenance	$4	$33	$37
Expansion	8	106	114
	$12	$139	$151

In the first quarter of 2008, our capital expenditures included amounts spent on our joint investment in projects with Xcel Energy through our 50 percent ownership in WYCO to develop new transmission and storage facilities in Colorado.

Cash Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. In January 2008, we paid a cash distribution of approximately $15 million. In addition, in April 2008 we paid a cash distribution of $42 million.

Debt.  As previously announced, we anticipate repurchasing approximately $100 million of debt in 2008 with recoveries of receivables from El Paso under its cash management program.

Commitments and Contingencies

See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2007 Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY

Date: May 9, 2008	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date May 9, 2008	/s/ John R. Sult
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