Form 10-Q
period 2008-06-30
COLORADO INTERSTATE GAS CO
filed 2008-08-08
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

____________

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$73	$75	$163	$159
Operating expenses
Operation and maintenance	34	32	62	65
Depreciation and amortization	8	7	16	15
Taxes, other than income taxes	5	4	9	7
	47	43	87	87
Operating income	26	32	76	72
Other income, net	3	1	4	2
Interest and debt expense	(10)	(11)	(20)	(23)
Affiliated interest income, net	7	12	16	23
Income before income taxes	26	34	76	74
Income taxes	—	13	—	28
Income from continuing operations	26	21	76	46
Discontinued operations, net of income taxes	—	14	—	22
Net income	$26	$35	$76	$68

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	5	—
Affiliates	152	181
Other	—	1
Regulatory assets	13	—
Prepaids and other	9	6
Total current assets	179	188
Property, plant and equipment, at cost	1,509	1,413
Less accumulated depreciation and amortization	405	392
Total property, plant and equipment, net	1,104	1,021
Other assets
Notes receivable from affiliates	396	503
Other	62	57
	458	560
Total assets	$1,741	$1,769

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$14	$14
Affiliates	11	8
Other	21	15
Taxes payable	7	10
Regulatory liabilities	18	12
Contractual deposits	77	37
Other	12	13
Total current liabilities	160	109
Long-term debt	476	575

Other liabilities	43	42

Commitments and contingencies (Note 5)

Partners’ capital	1,062	1,043
Total liabilities and partners’ capital	$1,741	$1,769

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$76	$68
Less income from discontinued operations, net of income taxes	—	22
Income from continuing operations	76	46
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	16	15
Deferred income taxes	—	8
Other non-cash income items	(6)	8
Asset and liability changes	(13)	(19)
Cash provided by continuing activities	73	58
Cash provided by discontinued activities	—	43
Net cash provided by operating activities	73	101
Cash flows from investing activities
Additions to property, plant and equipment	(44)	(28)
Net change in notes receivable from affiliates	131	(29)
Other	—	(1)
Cash provided by (used in) continuing activities	87	(58)
Cash used in discontinued activities	—	(43)
Net cash provided by (used in) investing activities	87	(101)
Cash flows from financing activities
Payments to retire long-term debt	(103)	—
Distributions to partners	(57)	—
Net cash used in financing activities	(160)	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2008, and for the quarters and six months ended June 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Effective November 1, 2007, we converted our legal structure into a general partnership in contemplation of El Paso Corporation’s (El Paso) formation of a new master limited partnership, El Paso Pipeline Partners, L.P. (MLP). In conjunction with the formation of El Paso’s MLP in November 2007, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution.

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

2. Discontinued Operations

In November 2007, we distributed 100 percent of WIC to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. The table below summarizes the operating results of our discontinued operations for the periods ended June 30, 2007.
	Quarter Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions)

Revenues	$27	$53
Costs and expenses	(8)	(23)
Other income, net	1	2
Affiliated interest income, net	1	1
Income before income taxes	21	33
Income taxes	7	11
Income from discontinued operations, net of income taxes	$14	$22

3. Debt

In June 2008, we paid $103 million, including premiums, to repurchase approximately $40 million of our 5.95% senior notes and $60 million of our 6.80% senior notes as part of our previously announced debt repurchases. We utilized notes receivable from El Paso under its cash management program for these repurchases.

4. Income Taxes

Effective November 1, 2007, we converted our legal structure into a general partnership and no longer pay income taxes.

5. Commitments and Contingencies

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2008, we had accrued approximately $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as  $42 million. Our accrual includes $10 million for environmental contingencies related to properties we previously owned.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to June 30, 2008 (in millions):

Balance at January 1, 2008	$15
Additions/adjustments for remediation activities	(1)
Payments for remediation activities	(1)
Balance at June 30, 2008	$13

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up programs.

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

  Regulatory Matters

Fuel Recovery Mechanism. In February 2008, the Federal Energy Regulatory Commission (FERC) approved certain tariff changes to modify our fuel recovery mechanism. We recorded a favorable fuel cost and revenue tracker estimated adjustment to reflect the effect of the order on our current fuel recovery filing period.  The FERC order, which became effective March 1, 2008, includes a true-up mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of fuel imbalance revaluations and related gas balance items.

Greenhouse Gas Emissions.  In July 2008, the U.S. Environmental Protection Agency (EPA) requested public comments on the potential regulation of greenhouse gases (GHGs) under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of the GHGs will be addressed in federal and state legislation. Since it is uncertain what, if any, regulatory or legislative alternatives may be adopted, it is not possible at this time to determine whether and how such laws or regulations could impact our operations and financial results and whether those impacts will be material to our financial statements.

 Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In May 2008, our performance guarantee expired related to the purchase of natural gas and liquids by WIC.

6. Transactions with Affiliates

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first six months of 2008, we paid cash distributions of approximately $57 million to our partners. In addition, in July 2008 we paid a cash distribution to our partners of approximately $24 million.

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At June 30, 2008 and December 31, 2007, we had a note receivable from El Paso of $524 million and $655 million. We classified $136 million and $159 million of this receivable as current on our balance sheets at June 30, 2008 and December 31, 2007, based on the net amount we anticipated using in the next twelve months considering available cash sources and needs. The interest rate on this note at June 30, 2008 and December 31, 2007 was  3.7% and 6.5%.

Income Taxes. During the six months ended June 30, 2007, we settled $9 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At June 30, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $12 million and $16 million. The fair value of the fees earned was immaterial to our financial statements for the quarters and six months ended June 30, 2008 and 2007.

Other Affiliate Balances.  At June 30, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $6 million included in other current liabilities on our balance sheets and also had a non-current note receivable of $8 million and $7 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. For a further discussion of our affiliated transactions, see our 2007 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)

Revenues from affiliates	$5	$4	$9	$7
Operation and maintenance expenses from affiliates	21	15	43	29
Reimbursements of operating expenses charged to affiliates	7	6	13	11

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

Updates of Significant Growth Projects. We expect to spend approximately $295 million on contracted organic growth projects from 2008 through 2012. Of this amount, we anticipate spending $122 million in 2008 primarily on three projects including two joint investment projects, High Plains Pipeline and Totem Gas Storage, through our 50 percent ownership in WYCO Development LLC (WYCO) as well as a project to increase transportation capacity from the Raton Basin.

•
High Plains Pipeline. The FERC approved this project in March 2008 and construction began in April.  The estimated total cost of this project is $216 million ($108 million to be paid by us), and the estimated in-service date is December 2008.

•
Totem Gas Storage.  The FERC approved this project in April 2008 and construction began in June. The estimated total cost of this project is $154 million ($77 million to be paid by us), and the estimated in-service date is July 2009.

•
Raton 2010.  The Raton 2010 expansion project will consist of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is  $146 million with an estimated in-service date in the second quarter of 2010. The tentative FERC filing date for this project is January 2009.

For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and six months ended June 30, 2008 compared to the same periods in 2007.

Operating Results:	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except for volumes)

Operating revenues	$73	$75	$163	$159
Operating expenses	(47)	(43)	(87)	(87)
Operating income	26	32	76	72
Other income, net	3	1	4	2
EBIT	29	33	80	74
Interest and debt expense	(10)	(11)	(20)	(23)
Affiliated interest income, net	7	12	16	23
Income taxes	—	(13)	—	(28)
Income from continuing operations	26	21	76	46
Discontinued operations, net of income taxes	—	14	—	22
Net income	$26	$35	$76	$68
Throughput volumes (BBtu/d)	2,152	2,186	2,139	2,243

EBIT Analysis:	Quarter Ended June 30, 2008				Six Months Ended June 30, 2008
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)

Reservation revenues	$1	$—	$—	$1	$3	$—	$—	$3
Operational gas, revaluations and processing revenues	(2)	(6)	—	(8)	—	—	—	—
Other(1)	(1)	2	2	3	1	—	2	3
Total impact on EBIT	$(2)	$(4)	$2	$(4)	$4	$—	$2	$6
____________

(1) Consists of individually insignificant items.

Reservation Revenues.  Increased demand for our off-system capacity during the first six months of 2008 resulted in higher reservation revenues as compared to the same periods in 2007.

Operational Gas, Revaluations and Processing Revenues.  Effective March 1, 2008, we implemented a   FERC-approved fuel and related gas cost recovery mechanism resulting in a favorable fuel cost and revenue tracker adjustment in the first quarter of 2008. This recovery mechanism recovers all cost impacts, or flows through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items and should reduce earnings volatility resulting from these items over time. This impact was offset primarily by a favorable revaluation of gas owed to shippers and others during the second quarter of 2007.

Interest and Debt Expense

Interest and debt expense for the quarter and six months ended June 30, 2008, was $1 million and $3 million lower than the same periods in 2007 primarily due to a lower average outstanding debt balance.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter and six months ended June 30, 2008, was $5 million and $7 million lower than the same periods in 2007 due to lower average advances due from El Paso under its cash management program and lower short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except for rates)

Average advance due from El Paso	$630	$820	$671	$806
Average short-term interest rate	4.1%	6.0%	4.8%	5.9%

Income Taxes

Effective November 1, 2007, we no longer pay income taxes as a result of our conversion to a partnership. For a further discussion of these transactions, see our 2007 Annual Report on Form 10-K. Our effective tax rates of  38 percent for the quarter and six months ended June 30, 2007 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At June 30, 2008, we had notes receivable from El Paso of approximately $524 million of which approximately  $136 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other affiliate note receivable. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

2008 Cash Flows Activities. Our cash flows for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(In millions)

Cash provided by continuing operating activities	$73	$58
Cash provided by (used in) continuing investing activities	87	(58)
Cash used in continuing financing activities	(160)	—

For the six months ended June 30, 2008 as compared to the same period in 2007, operating cash flow increased primarily due to a tax settlement during the second quarter of 2007 through the cash management program with El Paso and higher operating revenues in 2008. We used our operating cash flow primarily to fund capital maintenance projects and make distributions to our partners. We used amounts available under the cash management program to fund our growth projects. The discussions below provide further analysis of our cash flow activities.

•
Capital Expenditures. Our cash capital expenditures for the six months ended June 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Six Months Ended	2008
	June 30, 2008	Remaining	Total
	(In millions)

Maintenance	$10	$25	$35
Expansion	34	89	123
	44	$114	$158

For the six months ended June 30, 2008, our capital expenditures included amounts spent (net of amounts received from Xcel Energy) related to our High Plains and Totem projects. We are constructing these facilities through our 50 percent joint investment in WYCO with Xcel Energy.

•
Cash Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first six months of 2008, we paid cash distributions of approximately $57 million to our partners. In addition, in July 2008 we paid a cash distribution to our partners of approximately $24 million.

•
Debt.  In June 2008, we paid $103 million, including premiums, to repurchase approximately $100 million of our senior notes as part of our previously announced debt repurchases. We utilized notes receivable from El Paso under its cash management program for these repurchases. For a further discussion of our debt, see Item 1, Financial Statements, Note 3.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2007 Annual Report on Form 10-K.

Natural Buttes. In May 2004, the EPA issued a Compliance Order to us related to alleged violations of a Title V air permit in effect at our Natural Buttes Compressor Station. In July 2004, the EPA issued a confidential Pre-filing Settlement Offer which contained a proposed fine of $350,000. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). We entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA, and we had agreed in principle to a penalty of $470,000, which included $50,000 in incremental costs for a Supplemental Environmental Project. While conducting some testing at the facility, we discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which, if supported, would suggest the facility should have obtained a Prevention of Significant Deterioration permit when the generators were first installed, and we promptly reported those test data to the EPA.  We are in discussions with the DOJ regarding a potential additional fine associated with excess emissions at the three generators. We believe that our accruals for these matters are adequate.

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

COLORADO INTERSTATE GAS COMPANY

Date: August 8, 2008	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: August 8, 2008	/s/ John R. Sult
John R. Sult
Senior Vice President
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