Form 10-Q
period 2008-09-30
COLORADO INTERSTATE GAS CO
filed 2008-11-10
CIK 200155

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$71	$67	$234	$226
Operating expenses
Operation and maintenance	33	26	95	91
Depreciation and amortization	8	8	24	23
Taxes, other than income taxes	4	5	13	12
	45	39	132	126
Operating income	26	28	102	100
Other income, net	2	2	6	4
Interest and debt expense	(8)	(12)	(28)	(35)
Affiliated interest income, net	5	14	21	37
Income before income taxes	25	32	101	106
Income taxes	—	12	—	40
Income from continuing operations	25	20	101	66
Discontinued operations, net of income taxes	—	12	—	34
Net income	$25	$32	$101	$100

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	2	—
Affiliates	126	181
Other	—	1
Regulatory assets	17	—
Prepaids and other	8	6
Total current assets	153	188
Property, plant and equipment, at cost	1,586	1,413
Less accumulated depreciation and amortization	410	392
Total property, plant and equipment, net	1,176	1,021
Other assets
Notes receivable from affiliates	90	503
Other	61	57
	151	560
Total assets	$1,480	$1,769

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$13	$14
Affiliates	11	8
Other	18	15
Taxes payable	11	10
Accrued interest	11	5
Regulatory liabilities	17	12
Other	13	15
Total current liabilities	94	79
Long-term debt	475	575
Other liabilities
Contractual deposits	103	30
Other	45	42
	148	72

Commitments and contingencies (Note 5)

Partners’ capital	763	1,043
Total liabilities and partners’ capital	$1,480	$1,769

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$101	$100
Less income from discontinued operations, net of income taxes	—	34
Income from continuing operations	101	66
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	24	23
Deferred income taxes	—	10
Other non-cash income items	(5)	5
Asset and liability changes	(9)	8
Cash provided by continuing activities	111	112
Cash provided by discontinued activities	—	64
Net cash provided by operating activities	111	176
Cash flows from investing activities
Capital expenditures	(93)	(59)
Net change in notes receivable from affiliates	165	(53)
Other	1	—
Cash provided by (used in) continuing activities	73	(112)
Cash used in discontinued activities	—	(64)
Net cash provided by (used in) investing activities	73	(176)
Cash flows from financing activities
Payments to retire long-term debt	(103)	—
Distributions to partners	(81)	—
Net cash used in financing activities	(184)	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2008, and for the quarters and nine months ended September 30, 2008 and 2007, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or partners’ capital.

Effective November 1, 2007, we converted our legal structure into a general partnership in contemplation of El Paso Corporation’s (El Paso) formation of a new master limited partnership (MLP), El Paso Pipeline Partners, L.P. In conjunction with the formation of El Paso’s MLP in November 2007, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We do not anticipate that the adoption of the deferred provisions of this standard will have a material impact on our financial statements.

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

2. Discontinued Operations

In November 2007, we distributed 100 percent of WIC to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. The table below summarizes the operating results of our discontinued operations for the periods ended September 30, 2007.
	Quarter Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In millions)
Revenues	$28	$81
Operating expenses	(10)	(33)
Other income, net	1	3
Interest and debt expense	1	1
Affiliated interest income, net	—	1
Income before income taxes	20	53
Income taxes	8	19
Income from discontinued operations, net of income taxes	$12	$34

3. Debt

In June 2008, we paid $103 million, including premiums, to repurchase approximately $40 million of our 5.95% senior notes and $60 million of our 6.80% senior notes as part of our previously announced debt repurchases. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program.

4. Income Taxes

Effective November 1, 2007, we converted our legal structure into a general partnership and no longer pay income taxes.

5. Commitments and Contingencies

  Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

 Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2008, we had accrued approximately $14 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $42 million. Our accrual includes $10 million for environmental contingencies related to properties we previously owned.

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

Below is a reconciliation of our accrued liability from January 1, 2008 to September 30, 2008 (in millions):

Balance at January 1, 2008	$15
Payments for remediation activities	(1)
Balance at September 30, 2008	$14

For the remainder of 2008, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.

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

  Regulatory Matters

Fuel Recovery Mechanism. Effective March 1, 2008, we implemented a Federal Energy Regulatory Commission (FERC) approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. We recorded a favorable fuel cost and revenue tracker estimated adjustment to reflect the effect of the order on our current fuel recovery filing period. In September 2008, the FERC issued an order accepting certain tariff changes to be effective October 1, 2008, subject to refund and the outcome of a technical conference which is scheduled to be on November 8, 2008.

Greenhouse Gas Emissions.  Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions are in various phases of discussion or implementation.  Various federal legislative proposals have been made over the last several years. The Environmental Protection Agency (EPA) is considering a rulemaking regarding potential regulation of GHG emissions from stationary and mobile sources under the Clean Air Act. Legislation and regulation are also in various stages of proposal, enactment, and implementation in many states throughout the United States. If enacted as proposed, the federal and state legislative and regulatory proposals would impact our operations and financial results. However, until enacted, it is not possible to determine the exact impact that these future measures might have on our operations and financial results. Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other suits may result in decisions by state courts, federal agencies, and other governing bodies that could impact our operations and ability to obtain certifications and permits to construct future projects.

Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In May 2008, our performance guarantee expired related to the purchase of natural gas and liquids by WIC.

Purchase Obligation

 We have entered into contracts to purchase approximately $30 million of pipe for our Raton 2010 project.

6. Transactions with Affiliates

MLP Acquisition. On September 30, 2008, El Paso’s MLP acquired an additional 30 percent ownership interest in us.

Distributions. On September 30, 2008, prior to El Paso’s MLP acquiring an additional 30 percent ownership interest in us, we made a $300 million non-cash distribution to our partners as discussed in Cash Management Program below. Additionally, we are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first nine months of 2008, we paid cash distributions of approximately $81 million to our partners. In addition, in October 2008 we paid a cash distribution to our partners of approximately $28 million.

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources.
El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable. At September 30, 2008 and December 31, 2007, we had a note receivable from El Paso of $197 million and $655 million. We classified $107 million and $159 million of this receivable as current on our balance sheets at September 30, 2008 and December 31, 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. On September 30, 2008, made a non-cash distribution to our partners of $300 million of our note receivable under this program. The interest rate on this note at September 30, 2008 and December 31, 2007 was 3.7% and 6.5%.

Income Taxes. During 2007, we settled $9 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) and reflect the subordinated interest in receivables as accounts receivable – affiliate on our balance sheets. We earn a fee for servicing the receivables and performing all administrative duties for the QSPE. At September 30, 2008 and December 31, 2007, our subordinated beneficial interest in the receivables sold was $14 million and $16 million. The fair value of the fees earned was immaterial to our financial statements for the quarter and nine months ended September 30, 2008 and 2007.

Other Affiliate Balances. At September 30, 2008 and December 31, 2007, we had contractual deposits from our affiliates of $6 million included in other current liabilities on our balance sheets. At December 31, 2007, we also had a non-current note receivable of $7 million.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Revenues from affiliates	$4	$5	$13	$12
Operation and maintenance expenses from affiliates	23	14	66	43
Reimbursements of operating expenses charged to affiliates	6	6	19	17

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

Updates of Significant Growth Projects. We expect to spend approximately $306 million on contracted organic growth projects from 2008 through 2012. Of this amount, we have spent $79 million through September 30, 2008. These expenditures will be primarily on three projects including two joint investment projects, High Plains Pipeline and Totem Gas Storage, through our 50 percent ownership in WYCO as well as a project to increase transportation capacity from the Raton Basin.

•
High Plains Pipeline. The FERC approved this project in March 2008 and construction began in April. The estimated total cost of this project is $216 million, with $108 million to be paid by us. The estimated in-service date is November 2008.

•
Totem Gas Storage. The FERC approved this project in April 2008 and construction began in June.  The estimated total cost of this project is $154 million, with $77 million to be paid by us. The estimated in-service date is July 2009.

•
Raton 2010. The Raton 2010 expansion project will consist of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is $146 million. The estimated in-service date is the second quarter of 2010. The tentative FERC filing date for this project is January 2009. In addition, we have entered into contracts to purchase approximately $30 million of pipe for this project, substantially all of which is expected to be paid in 2009.

For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as discontinued operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income and operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007.

Operating Results:	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions, except for volumes)
Operating revenues	$71	$67	$234	$226
Operating expenses	(45)	(39)	(132)	(126)
Operating income	26	28	102	100
Other income, net	2	2	6	4
EBIT	28	30	108	104
Interest and debt expense	(8)	(12)	(28)	(35)
Affiliated interest income, net	5	14	21	37
Income taxes	—	(12)	—	(40)
Income from continuing operations	25	20	101	66
Discontinued operations, net of income taxes	—	12	—	34
Net income	$25	$32	$101	$100
Throughput volumes (BBtu/d)	2,154	2,378	2,144	2,288

EBIT Analysis:	Quarter Ended September 30, 2008				Nine Months Ended September 30, 2008
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)
Reservation revenues	$2	$—	$—	$2	$5	$—	$—	$5
Operational gas, revaluations and processing revenues	1	(4)	—	(3)	1	(4)	—	(3)
Other(1)	1	(2)	—	(1)	2	(2)	2	2
Total impact on EBIT	$4	$(6)	$—	$(2)	$8	$(6)	$2	$4
____________

(1) Consists of individually insignificant items.

Reservation Revenues.  Increased demand for our off-system capacity during the first nine months of 2008 resulted in higher reservation revenues as compared to the same periods in 2007.

Operational Gas, Revaluations and Processing Revenues.  Effective March 1, 2008, we implemented a FERC-approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. We recorded a favorable fuel cost and revenue tracker estimated adjustment to reflect the effect of the order on our current fuel recovery filing period. In September 2008, the FERC issued an order accepting certain tariff changes to be effective October 1, 2008, subject to refund and the outcome of a technical conference which is scheduled to be on November 8, 2008. As a result of this order, we recorded an unfavorable fuel cost and revenue tracker reserve adjustment in the third quarter of 2008 following the receipt of the FERC order.

Interest and Debt Expense

Interest and debt expense for the quarter and nine months ended September 30, 2008, was $4 million and $7 million lower than the same periods in 2007 primarily due to a lower average outstanding debt balance.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter and nine months ended September 30, 2008, was $9 million and $16 million lower than the same periods in 2007 due to lower average advances due from El Paso under its cash management program and lower short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions, except for rates)
Average advance due from El Paso	$ 502	$ 836	$ 624	$ 817
Average short-term interest rate	3.7%	6.4%	4.5%	6.1%

Income Taxes

Effective November 1, 2007, we no longer pay income taxes as a result of our conversion to a partnership. For a further discussion of these transactions, see our 2007 Annual Report on Form 10-K. Our effective tax rates of 38 percent for the quarter and nine months ended September 30, 2007 were higher than the statutory rate of 35 percent primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities and El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures, and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At December 31, 2007, we had a note receivable from El Paso of $655 million.  On September 30, 2009,  prior to El Paso’s MLP acquiring an additional 30 percent ownership interest in us, we made a non-cash distribution to our partners of  $300 million of our note receivable under El Paso's cash management program.  At September 30, 2008, made a non-cash distribution to our partners we had notes receivable from El Paso of approximately $197 million of which approximately $107 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of El Paso’s cash management program and our other affiliate note receivable. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Current global financial markets are extremely volatile.  The U.S. and foreign governments have recently enacted emergency financial packages that are designed to restore confidence and liquidity in the global credit markets.  However, it is uncertain whether such measures will be successful and, if successful, when the positive effects will be achieved in the financial markets.  Although we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs, we do rely upon amounts available to us under El Paso’s cash management program or contributions from our partners to meet our capital requirements and operating needs.  As of September 30, 2008, El Paso had approximately $1.2 billion of cash and approximately $0.7 billion of capacity available to it under various committed credit facilities.  Additionally, in response to the volatility in the financial markets, El Paso has also announced certain actions that are designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

In addition to the liquidity sources and actions discussed above, we also have the ability to pursue financial market transactions to supplement our operating cash flows to fund our capital expenditure programs, meet operating needs and repay debt maturities.  However, there is a risk that the financial markets could remain volatile and we or El Paso are not able to access these markets, which could impact our liquidity in the future. For a more detailed discussion of our operations and risk factors related to our relationship with El Paso, refer to our 2007 Annual Report on Form 10-K.

2008 Cash Flows Activities. Our cash flows for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(In millions)
Cash provided by continuing operating activities	$111	$112
Cash provided by (used in) continuing investing activities	73	(112)
Cash used in continuing financing activities	(184)	—

We used our operating cash flow primarily to fund capital maintenance projects and make distributions to our partners. We used amounts available under the cash management program to fund our growth projects. The discussions below provide further analysis of our cash flow activities.

•
Capital Expenditures. Our cash capital expenditures for the nine months ended September 30, 2008, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended September 30, 2008	2008 Remaining	Total
	(In millions)
Maintenance	$17	$16	$33
Expansion	76	58	134
	$93	$74	$167

For the nine months ended September 30, 2008, our capital expenditures included amounts spent (net of amounts from Xcel Energy) related to our High Plains and Totem projects. We are constructing these facilities through our 50 percent joint investment in WYCO with Xcel Energy.

•
Distributions. On September 30, 2008 prior to El Paso’s MLP acquiring an additional 30 percent ownership interest in us, we made a non-cash distribution to our partners of $300 million of our note receivable under El Paso's cash management program. Additionally, we are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first nine months of 2008, we paid cash distributions of approximately $81 million to our partners. In addition, in October 2008 we paid a cash distribution to our partners of approximately $28 million.

•
Debt.  In June 2008, we paid $103 million, including premiums, to repurchase approximately $100 million of our senior notes as part of our previously announced debt repurchases. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2007 Annual Report on Form 10-K.

Natural Buttes. In May 2004, the EPA issued a Compliance Order to us related to alleged violations of a Title V air permit in effect at our Natural Buttes Compressor Station. In July 2004, the EPA issued a confidential Pre-filing Settlement Offer which contained a proposed fine of $350,000. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). We entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA, and we had agreed in principle to a penalty of $470,000, which included $50,000 in incremental costs for a Supplemental Environmental Project. While conducting some testing at the facility, we discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which, if supported, would suggest the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and we promptly reported those test data to the EPA.  We have reached an agreement with the DOJ under which we will pay a total of $1.27 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station. We are working with the DOJ to draft and finalize a definitive settlement agreement.

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

Important factors, such as limited access to the capital markets, could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report, except as discussed in Liquidity and Capital Expenditures in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

COLORADO INTERSTATE GAS COMPANY

Date: November 7, 2008	/s/ James J. Cleary
President
(Principal Executive Officer)

Date: November 7, 2008	/s/ John R. Sult
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
3.A
First Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated September 30, 2008
(incorporated by reference to Exhibit 3.A to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

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