Form 10-Q
period 2009-03-31
COLORADO INTERSTATE GAS CO
filed 2009-05-11
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-4874
____________________

Colorado Interstate Gas Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0173305
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Operating revenues	$97	$90
Operating expenses
Operation and maintenance	31	28
Depreciation and amortization	10	8
Taxes, other than income taxes	5	4
	46	40
Operating income	51	50
Other income, net	2	1
Interest and debt expense	(12)	(10)
Affiliated interest income, net	—	9
Net income	$41	$50

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	1	8
Affiliates	72	119
Other	—	1
Regulatory assets	17	18
Other	9	9
Total current assets	99	155
Property, plant and equipment, at cost	1,711	1,675
Less accumulated depreciation and amortization	421	413
Total property, plant and equipment, net	1,290	1,262
Other assets
Notes receivable from affiliates	114	76
Other	51	50
	165	126
Total assets	$1,554	$1,543

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$11	$11
Affiliates	16	10
Other	19	30
Taxes payable	9	10
Regulatory liabilities	35	29
Accrued interest	11	7
Other	15	17
Total current liabilities	116	114
Long-term debt and other financing obligations, less current maturities	580	580

Other liabilities	77	66

Commitments and contingencies (Note 3)
Partners’ capital	781	783
Total liabilities and partners’ capital	$1,554	$1,543

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$41	$50
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	10	8
Other non-cash income items	5	(14)
Asset and liability changes	12	3
Net cash provided by operating activities	68	47
Cash flows from investing activities
Additions to property, plant and equipment	(35)	(12)
Net change in notes receivable from affiliates	10	(20)
Other	2	—
Net cash used in investing activities	(23)	(32)
Cash flows from financing activities
Distributions to partners	(43)	(15)
Other	(2)	—
Net cash used in financing activities	(45)	(15)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2009, and for the quarters ended March 31, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

    Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are not measured at fair value on a recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the quarter ended March 31, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on the accounting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements.  Application of these standards will impact transactions that are entered into after December 31, 2008.

2. Long-Term Debt

In March 2009, we, Colorado Interstate Issuing Corporation (CIIC), El Paso Corporation (El Paso) and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which we and CIIC may co-issue debt securities in the future. CIIC is a wholly owned finance subsidiary of us and is the co-issuer of our outstanding debt securities. CIIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.

3. Commitments and Contingencies

    Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in April 2009, a motion for reconsideration was filed.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2009. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

    Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2009, we had accrued approximately $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $41 million. Our accrual includes $9 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up programs.

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

    Regulatory Matters

Fuel Recovery Mechanism. Effective March 1, 2008, we implemented a Federal Energy Regulatory Commission (FERC) approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. We recorded a favorable fuel cost and revenue tracker estimated adjustment during the first quarter of 2008 to reflect the effect of the order. The first annual filing to contain the cost and revenue true-up mechanism was filed in August 2008. In September 2008, the FERC issued an order accepting certain tariff changes effective October 1, 2008. The implementation of the mechanism was protested by a limited number of shippers. In November 2008, a technical conference was held to discuss the mechanism. A final order on the filing has not yet been issued.

Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the United States Environmental Protection Agency (EPA) is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Furthermore, the EPA recently issued proposed regulations requiring monitoring and reporting of GHG emissions on an annual basis economy wide, including extensive new monitoring and reporting requirements applicable to our industry. The EPA has also recently proposed findings that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. These measures include recommendations released by the Western Climate Initiative regarding a cap-and-trade program and targeted emission reductions in several states in which we operate in the western United States. Meanwhile, lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the Clean Air Act and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

    Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. As of March 31, 2009, we have a financial guarantee with a maximum exposure of approximately $2 million.

4. Transactions with Affiliates

    Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first quarter of 2009 and 2008, we paid cash distributions of approximately $43 million and $15 million to our partners. In addition, in April 2009 we paid a cash distribution to our partners of approximately $40 million.

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At March 31, 2009 and December 31, 2008, we had a note receivable from El Paso of $169 million and $179 million. We classified $55 million and $103 million of this receivable as current on our balance sheets at March 31, 2009 and December 31, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.7% at March 31, 2009 and 3.2% at December 31, 2008.

Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. As of March 31, 2009 and December 31, 2008, we sold approximately $31 million and $29 million of receivables, received cash of approximately $17 million and $20 million and received subordinated beneficial interests of approximately $14 million and $8 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $17 million and $21 million as of March 31, 2009 and December 31, 2008. We recognized a loss of less than $1 million related to our transactions with the QSPE during the quarters ended March 31, 2009 and 2008. We reflect the subordinated interest in receivables sold (adjusted for subsequent collections) at their fair value on the date they are issued as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters ended March 31, 2009 and 2008.

Other Affiliate Balances.  At March 31, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $7 million and $6 million included in current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2009	2008
	(In millions)
Revenues from affiliates	$3	$4
Operation and maintenance expenses from affiliates	26	22
Reimbursements of operating expenses charged to affiliates	7	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2009 compared to the same period in 2008.

Operating Results:	2009	2008
	(In millions, except for volumes)
Operating revenues	$97	$90
Operating expenses	(46)	(40)
Operating income	51	50
Other income, net	2	1
EBIT	53	51
Interest and debt expense	(12)	(10)
Affiliated interest income, net	—	9
Net income	$41	$50
Throughput volumes (BBtu/d)	2,505	2,126

EBIT Analysis:	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$14	$(4)	$—	$10
Operational gas, revaluations and processing revenues	(7)	1	—	(6)
Operating and general and administrative expenses	—	(3)	—	(3)
Other(1)	—	—	1	1
Total impact on EBIT	$7	$(6)	$1	$2
____________

(1)	Consists of individually insignificant items.

Expansions. During the quarter ended March 31, 2009, our EBIT increased primarily due to the completion of the High Plains pipeline, which was placed into service during the fourth quarter of 2008.  During the first quarter of 2009, we agreed with our customer to defer the in-service date for our Raton 2010 project from June 2010 to December 2010.  For a further discussion of our expansion projects, see our 2008 Annual Report on Form 10-K.

Operational Gas, Revaluations and Processing Revenues.  Operational gas, revaluations, and processing revenues were lower in the first quarter of 2009 compared with the same period in 2008 primarily due to a favorable fuel cost and revenue tracker estimated adjustment recorded in the first quarter of 2008 to reflect the effect of implementing a FERC-approved fuel and related gas cost recovery mechanism, effective March 1, 2008. The recovery mechanism is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items over time. For a further discussion of our fuel recovery mechanism, see Item 1, Financial Statements, Note 3.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2009, our operating and general and administrative expenses increased primarily as a result of higher benefits and pension costs and higher allocated costs from El Paso Natural Gas Company, our affiliate, related to our shared pipeline services.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter ended March 31, 2009, was $9 million lower than the same period in 2008 due to lower average advances to El Paso under the cash management program and lower short-term interest rates. The average advances due from El Paso decreased primarily due to a non-cash distribution of $300 million of our note receivable made to our partners during September 2008 under this program. The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters ended March 31:

	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$143	$702
Average short-term interest rate	2.2%	5.6%

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, El Paso’s cash management program and capital contributions from our partners. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. We have historically advanced cash to El Paso under its cash management program, which we reflect in investing activities in our statement of cash flows. At March 31, 2009, we had a note receivable from El Paso of approximately $169 million of which approximately $55 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 4, for a further discussion of El Paso’s cash management program. We believe that cash flows from operating activities combined with amounts available to us under El Paso’s cash management program or contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond. The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets. This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Based on the liquidity available to us through our operating activities, El Paso’s cash management program and capital contributions from our partners, we do not anticipate a need to directly access the financial markets for the remainder of 2009 for any of our operating activities or expansion capital needs. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

As of March 31, 2009, El Paso had approximately $1.8 billion of cash and approximately $1.5 billion of capacity available to it under various committed credit facilities. As noted above, we do not currently anticipate a need to directly access the financial markets for the remainder of 2009; however, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

Cash Flow Activities. Our cash flows for the quarters ended March 31 were as follows:

	2009	2008
	(In millions)
Cash provided by operating activities	$68	$47
Cash used in investing activities	(23)	(32)
Cash used in financing activities	(45)	(15)

Operating Activities. For the first quarter of 2009 as compared to the same period in 2008, operating cash flow increased primarily due to higher operating revenues in 2009, primarily as a result of placing the High Plains pipeline in service in November 2008, and the effects of working capital changes.

Investing Activities. Changes in investing activities can primarily be attributed to activity under El Paso’s cash management program and capital expenditures. For a further discussion of El Paso’s cash management program, see Item 1, Financial Statements, Note 4. Our cash capital expenditures for the quarter ended March 31, 2009, and our estimates of capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Quarter Ended March 31, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$3	$27	$30
Expansion(1)	32	34	66
Total	$35	$61	$96
____________

(1) Amount includes our share of costs related to our 50 percent joint investment in WYCO.

Financing Activities. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the first quarters of 2009 and 2008, we paid cash distributions of approximately $43 million and $15 million to our partners. In addition, in April 2009 we paid a cash distribution to our partners of approximately $40 million.

Commitments and Contingencies

See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

Latigo Natural Gas Storage. In April 2009, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory alleging various violations related to the operation of an evaporation pond at the Latigo underground natural gas storage field including failure to account for, and adequately permit, methanol emissions.  We will be meeting with the CDPHE to discuss the Compliance Advisory and address their concerns.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2008 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

The agreements included as exhibits to this report, are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY

Date: May 11, 2009	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: May 11, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

COLORADO INTERSTATE GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.