Form 10-Q
period 2009-06-30
COLORADO INTERSTATE GAS CO
filed 2009-08-10
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

COLORADO INTERSTATE GAS COMPANY

____________

    Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	Tonne = metric ton
BBtu	= billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, “ours” or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$85	$73	$182	$163
Operating expenses
Operation and maintenance	29	34	60	62
Depreciation and amortization	9	8	19	16
Taxes, other than income taxes	5	5	10	9
	43	47	89	87
Operating income	42	26	93	76
Other income, net	2	3	4	4
Interest and debt expense	(12)	(10)	(24)	(20)
Affiliated interest income, net	1	7	1	16
Net income	$33	$26	$74	$76

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	—	8
Affiliates	49	119
Other	—	1
Regulatory assets	1	18
Other	10	9
Total current assets	60	155
Property, plant and equipment, at cost	1,748	1,675
Less accumulated depreciation and amortization	423	413
Total property, plant and equipment, net	1,325	1,262
Other assets
Notes receivable from affiliates	94	76
Other	48	50
	142	126
Total assets	$1,527	$1,543

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$9	$11
Affiliates	14	10
Other	11	30
Taxes payable	8	10
Regulatory liabilities	16	29
Accrued interest	4	7
Other	16	17
Total current liabilities	78	114
Long-term debt and other financing obligations, less current maturities	623	580

Other liabilities	52	66

Commitments and contingencies (Note 4)
Partners’ capital	774	783
Total liabilities and partners’ capital	$1,527	$1,543

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$74	$76
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	19	16
Other non-cash income items	5	(6)
Asset and liability changes	(14)	(13)
Net cash provided by operating activities	84	73
Cash flows from investing activities
Additions to property, plant and equipment	(61)	(44)
Net change in notes receivable from affiliates	62	131
Other	1	—
Net cash provided by investing activities	2	87
Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(3)	(103)
Distributions to partners	(83)	(57)
Net cash used in financing activities	(86)	(160)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2009, and for the quarters and six months ended June 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on August 7, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

On July 24, 2009, El Paso Pipeline Partners, L.P. (EPB) acquired an additional 18 percent ownership interest in us from El Paso Corporation (El Paso). The acquisition increases EPB’s interest in us to 58 percent with El Paso retaining the remaining 42 percent. For a further discussion of the acquisition, see Note 5.

    Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the six months ended June 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on accounting and reporting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements. Application of these standards impacts transactions that are entered into after December 31, 2008.

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.  Among other items, this standard eliminates the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity. SFAS No. 166 is effective for existing QSPE’s as of January 1, 2010 and for transactions entered on or after January 1, 2010.  We are currently assessing the impact that this standard may have on our financial statements, including any impacts it may have on accounting for our accounts receivable sales program and the related senior beneficial interests (see Note 5).

Variable Interest Entities In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), that require entities to determine the controlling financial interest and primary beneficiary of a variable interest entity using the qualitative approach based on an entity’s responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach as previously required. SFAS No. 167 will be effective beginning January 1, 2010.  We are currently assessing the impact of this standard on our financial statements, including any impact it may have on accounting for our accounts receivable sales program (see Note 5).

2. Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying amounts of trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At June 30, 2009 and December 31, 2008, we had a note receivable from El Paso of approximately $117 million and $179 million, with a variable interest rate of 1.6% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate.

In addition, the carrying amounts and estimated fair values of our long-term debt and other financing obligations are based on quoted market prices for the same or similar issues and are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$627	$624	$583	$502

3. Long-Term Debt and Other Financing Obligations

In March 2009, we, Colorado Interstate Issuing Corporation (CIIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which we and CIIC may co-issue debt securities in the future. CIIC is a wholly owned finance subsidiary of us and is the co-issuer of our outstanding debt securities. CIIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.

Other Financing Obligations. In June 2009, the Totem Gas Storage project was placed in service. Upon placing this storage facility in service, we transferred our title in the storage facility to WYCO Development LLC (WYCO), a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which we have a 50 percent ownership interest. Although we transferred the title in this storage facility to WYCO, we continue to reflect the Totem Gas Storage facility as property, plant and equipment in our financial statements as of June 30, 2009 due to our continuing involvement with the storage facility through WYCO.

We constructed the Totem Gas Storage facility and our joint venture partner in WYCO funded 50 percent of the storage facility construction costs, which we reflected as an other non-current liability in our balance sheet during the construction period. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the second quarter of 2009.  This obligation has a principal amount of $44 million as of June 30, 2009 with equal monthly principal payments due through 2039.  We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility, which is at a 15.5% rate as of June 30, 2009.

For a further discussion of our long-term financing obligations, including our obligation related to our High Plains pipeline, see our 2008 Annual Report on Form 10-K.

4. Commitments and Contingencies

    Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in May 2009, the plaintiff’s motion for reconsideration was denied.

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

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2009. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2009 and December 31, 2008, we had accrued approximately $12 million and $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $40 million at June 30, 2009. Our accrual at June 30, 2009 includes $8 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up programs.

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

Regulatory Matter

Fuel Recovery Mechanism. During the first quarter of 2008, the Federal Energy Regulatory Commission (FERC) issued an order approving a fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. The implementation of this mechanism was protested by a limited number of shippers. On July 31, 2009, the FERC issued an order on rehearing that effectively retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanism, which we believe could expose us to both positive and negative fluctuations in gas prices in the future related to fuel imbalance revaluations and related gas balance items.  We are currently evaluating the impact of this order on our fuel recovery mechanism, and have not yet determined if we will file a judicial appeal of the FERC rehearing order.

    Guarantees

We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. During the second quarter of 2009, our financial guarantee with a maximum exposure of approximately $2 million was terminated.

5. Transactions with Affiliates

EPB Acquisition.  On July 24, 2009, EPB acquired an additional 18 percent ownership interest in us from El Paso. The acquisition increased EPB’s interest in us to 58 percent. In conjunction with EPB’s acquisition of the additional interest in us, we terminated our participation in El Paso’s cash management program as discussed below.  We converted our $94 million note receivable with El Paso under its cash management program into a demand note receivable from El Paso.

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the six months ended June 30, 2009 and 2008, we paid cash distributions of approximately $83 million and $57 million to our partners. In addition, in July 2009 we paid a cash distribution to our partners of approximately $26 million.

Cash Management Program.  Prior to EPB’s acquisition of an additional interest in us as described above, we participated in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At June 30, 2009 and December 31, 2008, we had a note receivable from El Paso of $117 million and $179 million. We classified $23 million and $103 million of this receivable as current on our balance sheets at June 30, 2009 and December 31, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 1.6% at June 30, 2009 and 3.2% at December 31, 2008.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the quarter and six months ended June 30, 2009, we received net proceeds of approximately $0.1 billion and $0.2 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of less than $1 million on these transactions.  As of June 30, 2009 and December 31, 2008, we had approximately $33 million and $29 million of receivables outstanding with the QSPE for which we received cash of $14 million and $20 million and received subordinated beneficial interests of approximately $19 million and $8 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $14 million and $21 million as of June 30, 2009 and December 31, 2008. We reflect the subordinated interest in receivables sold (adjusted for subsequent collections) at their fair value on the date they are issued as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and six months ended June 30, 2009 and 2008.

Other Affiliate Balances.  At June 30, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $7 million and $6 million included in current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$3	$5	$6	$9
Operation and maintenance expenses from affiliates	23	21	49	43
Reimbursement of operating expenses charged to affiliates	6	7	13	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) income taxes, (ii) interest and debt expense, and (iii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and six months ended June 30, 2009 compared to the same periods in 2008.

Operating Results:	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except for volumes)
Operating revenues	$85	$73	$182	$163
Operating expenses	(43)	(47)	(89)	(87)
Operating income	42	26	93	76
Other income, net	2	3	4	4
EBIT	44	29	97	80
Interest and debt expense	(12)	(10)	(24)	(20)
Affiliated interest income, net	1	7	1	16
Net income	$33	$26	$74	$76
Throughput volumes (BBtu/d)	2,256	2,152	2,380	2,139

EBIT Analysis:	Quarter Ended June 30, 2009				Six Months Ended June 30, 2009
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)
Expansions	$15	$(5)	$—	$10	$29	$(9)	$—	$20
Operational gas, revaluations and processing revenues	(3)	12	—	9	(10)	13	—	3
Operating and general and administrative expenses	—	—	—	—	—	(3)	—	(3)
Other(1)	—	(3)	(1)	(4)	—	(3)	—	(3)
Total impact on EBIT	$12	$4	$(1)	$15	$19	$(2)	$—	$17
____________

(1) Consists of individually insignificant items.

Expansions. During the quarter and six months ended June 30, 2009, our EBIT increased primarily due to the completion of the High Plains pipeline, which was placed in service during the fourth quarter of 2008.

During the first quarter of 2009, we agreed with our customers to defer the in-service date for our Raton 2010 project from June 2010 to December 2010. In addition, in June 2009, the Totem Gas Storage project was placed in service.  The Totem Gas Storage project is further discussed in Item 1, Financial Statements, Note 3.  For a further discussion of our expansion projects, see our 2008 Annual Report on Form 10-K.

In addition to our backlog of contracted organic growth projects, we have other projects that are in various phases of commercial development. Many of the potential projects involve expansion capacity to serve increased natural gas-fired generation loads.  For example, along the Front Range of our system, utilities have various projects under development that involve constructing new natural gas-fired generation in part to provide backup capacity required when renewable generation is not available during certain daily or seasonal periods. Most of these potential expansion projects would have in-service dates for 2014 and beyond. If we are successful in contracting for these new loads the capital requirements of such projects could be substantial and would be incremental to our backlog of contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our backlog of contracted organic growth projects.

Operational Gas, Revaluations and Processing Revenues.  Our EBIT for operational gas, revaluations, and processing revenues was higher during the quarter and six months ended June 30, 2009 compared with the same periods in 2008.  Processing revenues were $3 million and $10 million lower for the quarter and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to an unfavorable price variance for natural gas liquids. This impact, however, was largely offset by favorable prices for gas consumed in processing these liquids compared with the same periods in 2008.

   Our operating expenses for the quarters and six months ended June 30, 2009 and 2008 were also impacted by developments associated with our fuel and related gas cost recovery mechanism.  During the first quarter of 2008, the FERC issued an order approving a fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items.  We recorded a favorable fuel cost and revenue tracker adjustment during the first quarter of 2008 to reflect the effect of the order.  The implementation of this mechanism was protested by a limited number of shippers.  On July 31, 2009, the FERC issued an order on rehearing that effectively retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanism, which we believe could expose us to both positive and negative fluctuations in gas prices in the future.  This price volatility may impact our earnings through the periodic non-cash revaluation of our fuel imbalances and their eventual settlement, along with other impacts to related gas balance items.  We are currently evaluating the impact of this order on our fuel recovery mechanism, and have not yet determined if we will file a judicial appeal of the FERC rehearing order. For a further discussion of our fuel recovery mechanism, see Item 1, Financial Statements, Note 4.

Operating and General and Administrative Expenses. During the six months ended June 30, 2009, our operating and general and administrative expenses increased primarily as a result of higher benefits and pension costs and higher allocated costs from El Paso Natural Gas Company, our affiliate, related to our shared pipeline services.

Interest and Debt Expense

Interest and debt expense for the quarter and six months ended June 30, 2009, was $2 million and $4 million higher than the same periods in 2008 primarily related to the financing obligation to WYCO (see Note 3), partially offset by a lower average outstanding long-term debt balance resulting from the repurchase of $100 million of our senior notes in June 2008.

In June 2009, the Totem Gas Storage project was placed in service. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the second quarter of 2009. For a further discussion of the financing obligations related to the Totem Gas Storage facility, see Item 1, Financial Statements, Note 3.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter and six months ended June 30, 2009, was $6 million and $15 million lower than the same periods in 2008 due to lower average advances to El Paso under its cash management program and lower average short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$115	$630	$131	$671
Average short-term interest rate	1.7%	4.1%	2.0%	4.8%

Liquidity and Capital Resources

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, El Paso’s cash management program and capital contributions from our partners. At June 30, 2009, we had a note receivable from El Paso of approximately $117 million of which approximately $23 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. On July 24, 2009, EPB acquired an additional 18 percent ownership interest in us from El Paso.  In conjunction with EPB’s acquisition, we terminated our participation in El Paso’s cash management program.  We converted our $94 million note receivable with El Paso under its cash management program into a demand note receivable from El Paso.  See Item 1, Financial Statements, Note 5 for a further discussion of El Paso’s cash management program. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond, and it is uncertain whether U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a continued downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available to us under the demand note receivable from El Paso and capital contributions from our partners. As of June 30, 2009, El Paso had approximately $2.3 billion of available liquidity, including approximately $1.5 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our or El Paso’s ability to access these markets at reasonable rates in the future.

2009 Cash Flow Activities. Our cash flows for the six months ended June 30 were summarized as follows:

2009
(In millions)
Cash Flow from Operations
Net income	$74
Other income adjustments	24
Change in other assets and liabilities	(14)
Total cash flow from operations	$84

Cash Inflows
Investing activities
Net change in notes receivable from affiliates	62
Other	1
Total cash inflows	63

Cash Outflows
Investing activities
Additions to property, plant and equipment	61
Financing activities
Distributions to partners	83
Other financing obligations	3
86

Total cash outflows	147
Net change in cash	$—

During the first six months of 2009, we generated $84 million of operating cash flow primarily due to reservation revenue generated through our transportation and storage services.  We utilize these amounts to fund maintenance and expansion of our system as well as pay distributions to our partners. During the first six months of 2009, we paid cash distributions of approximately $83 million to our partners. In addition, in July 2009 we paid a cash distribution to our partners of approximately $26 million.  Our cash capital expenditures for the six months ended June 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended June 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$9	$21	$30
Expansion	52	12	64
	$61	$33	$94

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed that, if enacted, will likely impact our business.

Climate Change Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted in the next few years in the United States.  Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector.  We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation that is enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits.  Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 1.1 million tonnes of carbon dioxide equivalent emissions in 2007. We believe that approximately 0.9 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 46 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards.  As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.   Although we believe that many of these costs should be recoverable in the rates charged to our customers, recovery is still uncertain at this time.

  The Environmental Protection Agency (EPA) is also considering new regulations to regulate GHGs under the Clean Air Act, as well as to monitor and report GHG emissions on an annual basis.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could have an impact on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities.

  Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”.  These proposals establish renewable portfolio standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades.  Additionally, the proposals establish incentives for energy efficiency and conservation.  Although the ultimate targets that are established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

Latigo Natural Gas Storage. In April 2009, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory alleging various violations related to the operation of an evaporation pond at the Latigo underground natural gas storage field including failure to account for, and adequately permit, methanol emissions.  We met with the CDPHE to discuss the Compliance Advisory and address their concerns.  The pond has been included in the permit as an emissions source.  We are required to perform a Reasonable Available Control Technology analysis to determine if other emissions control measures are required, which is now in progress.

Natural Buttes. In May 2004, the EPA issued a Compliance Order to us related to alleged violations of a Title V air permit in effect at our Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). We entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, we discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and we promptly reported those test data to the EPA. We have executed a Consent Decree with the DOJ under which we have agreed to pay a total of $1.02 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station, and in addition, we will conduct ambient air monitoring at the Uintah Basin for a period of two years. The Consent Decree has been lodged with Unites States District Court for the District of Utah, Central Division. The public will have thirty days to comment on the Consent Decree after which time the Court will consider final entry of the Consent Decree.

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

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

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

COLORADO INTERSTATE GAS COMPANY

Date: August 7, 2009	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: August 7, 2009	/s/ John R. Sult
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