Form 10-Q
period 2009-09-30
COLORADO INTERSTATE GAS CO
filed 2009-11-09
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues	$91	$71	$273	$234
Operating expenses
Operation and maintenance	30	33	90	95
Depreciation and amortization	10	8	29	24
Taxes, other than income taxes	4	4	14	13
	44	45	133	132
Operating income	47	26	140	102
Other income, net	—	2	4	6
Interest and debt expense	(15)	(8)	(39)	(28)
Affiliated interest income, net	1	5	2	21
Net income	$33	$25	$107	$101

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2	$—
Accounts and notes receivable
Customer	—	8
Affiliates	137	119
Other	—	1
Regulatory assets	2	18
Other	15	9
Total current assets	156	155
Property, plant and equipment, at cost	1,728	1,675
Less accumulated depreciation and amortization	399	413
Total property, plant and equipment, net	1,329	1,262
Other assets
Notes receivable from affiliates	21	76
Other	47	50
	68	126
Total assets	$1,553	$1,543

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$5	$11
Affiliates	19	10
Other	11	30
Regulatory liabilities	18	29
Accrued interest	11	7
Other	27	27
Total current liabilities	91	114
Long-term debt and other financing obligations, less current maturities	628	580

Other liabilities	53	66

Commitments and contingencies (Note 4)
Partners’ capital	781	783
Total liabilities and partners’ capital	$1,553	$1,543

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$107	$101
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	29	24
Other non-cash income items	8	(5)
Asset and liability changes	—	(9)
Net cash provided by operating activities	144	111
Cash flows from investing activities
Additions to property, plant and equipment	(77)	(93)
Net change in notes receivable from affiliates	44	165
Other	3	1
Net cash provided by (used in) investing activities	(30)	73
Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(3)	(103)
Distributions to partners	(109)	(81)
Net cash used in financing activities	(112)	(184)
Net change in cash and cash equivalents	2	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$2	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2009, and for the quarters and nine months ended September 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on November 6, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

In July 2009, El Paso Pipeline Partners, L.P. (EPB) acquired an additional 18 percent ownership interest in us from El Paso Corporation (El Paso). The acquisition increased EPB’s interest in us to 58 percent with El Paso retaining the remaining 42 percent. For a further discussion of the acquisition, see Note 5.

    Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted new accounting and reporting standards related to our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the nine months ended September 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted accounting standard updates that clarify how to account for and report acquisitions of businesses and transactions involving noncontrolling interests. These updates require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. Additionally, all transactions with noncontrolling interest holders after adoption, including the issuance and repurchase of noncontrolling interests, should be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these accounting standard updates did not have an impact on our financial statements.  Application of these updates impacts transactions that are entered into after December 31, 2008.

Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued updates to the existing accounting standards on financial asset transfers. Among other items, these accounting standard updates eliminate the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity and are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010.  We are currently assessing the impact that these accounting standard updates may have on our financial statements, including any impacts it may have on accounting for our accounts receivable sales program and the related senior beneficial interests (see Note 5).

Variable Interest Entities. In June 2009, the FASB issued updates to existing accounting standards for variable interest entities which revise how companies determine their primary beneficiaries, among other changes.  These updates require companies to use a qualitative approach based on their responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach in determining the primary beneficiary as previously required. We are currently assessing the impact that these accounting standard updates, effective January 1, 2010, may have on our financial statements, including any impact it may have on accounting for our accounts receivable sales program (see Note 5).

2. Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, the carrying amounts of trade and other receivables and payables are representative of their fair value because of the short-term nature of these instruments. At September 30, 2009, we had a note receivable from EPB of approximately $44 million with a variable interest rate of 0.7%.  In addition, at September 30, 2009 and December 31, 2008, we had a note receivable from El Paso of $91 million and $179 million, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates the carrying value due to the notes being due on demand and the market-based nature of the interest rates.

In addition, the carrying amounts and estimated fair values of our long-term debt and other financing obligations are based on quoted market prices for the same or similar issues and are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$632	$675	$583	$502

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

Other Financing Obligations. In June 2009, the Totem Gas Storage project was placed in service. Upon placing this storage facility in service, we transferred our title in the storage facility to WYCO Development LLC (WYCO), a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which we have a 50 percent ownership interest. Although we transferred the title in this storage facility to WYCO, we continue to reflect the Totem Gas Storage facility as property, plant and equipment in our financial statements as of September 30, 2009 due to our continuing involvement with the storage facility through WYCO.

We constructed the Totem Gas Storage facility and our joint venture partner in WYCO funded 50 percent of the storage facility construction costs, which we reflected as an other non-current liability in our balance sheet during the construction period. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the second quarter of 2009.  This obligation has a principal amount of $50 million as of September 30, 2009 with equal monthly principal payments due through 2039.  We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility, which is at a 15.5% rate as of September 30, 2009.

For a further discussion of our long-term financing obligations, including our obligation related to our High Plains pipeline, see our 2008 Annual Report on Form 10-K.

4. Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s appeal to the United States Supreme Court was denied.

Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification were argued in March 2005 and in September 2009 the Kansas state court judge denied the motions.  Plaintiff’s have filed a motion for reconsideration. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2009. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2009 and December 31, 2008, we had accrued approximately $11 million and $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $38 million at September 30, 2009. Our accrual at September 30, 2009 includes $8 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $1 million, which will be expended under government directed clean-up programs.

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

Regulatory Matter

Fuel Recovery Mechanism. During the nine months ended September 30, 2008, we recorded cost and revenue tracker adjustments associated with the implementation of fuel and related gas cost recovery mechanisms, which the Federal Energy Regulatory Commission (FERC) approved subject to the outcome of technical conferences. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009 and October 1, 2009, the FERC issued an order to us directing us to remove the cost and revenue components from our fuel recovery mechanism. Due to this order, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, our settlement, and other  gas balance related items.   We continue to explore options to minimize the price volatility associated with these operational pipeline activities.

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

5. Transactions with Affiliates

EPB Acquisition.  In July 2009, EPB acquired an additional 18 percent ownership interest in us from El Paso. The acquisition increased EPB’s interest in us to 58 percent.

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the nine months ended September 30, 2009 and 2008, we paid cash distributions of approximately $109 million and $81 million to our partners. In addition, in October 2009 we paid a cash distribution to our partners of approximately $35 million.

Cash Management Programs.  In conjunction with EPB’s acquisition of an additional interest in us as described above, during the third quarter of 2009 we began to participate in EPB’s cash management program which matches our short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources.  EPB uses the cash management program to settle intercompany transactions with us.  At September 30, 2009, we had a note receivable from EPB of approximately $44 million with an interest rate of 0.7%.  This note was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.

In conjunction with EPB’s acquisition of the additional interest in us as described above, we terminated our participation in El Paso’s cash management program.  We converted our note receivable with El Paso under its cash management program into a demand note receivable from El Paso. At September 30, 2009, we had $91 million remaining under this note at an interest rate of 1.5%. We classified $70 million as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. At December 31, 2008, we had a $179 million note receivable from El Paso of which $103 million was classified as current on our balance sheet. The interest rate on this variable rate note was 3.2%.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the quarter and   nine months ended September 30, 2009, we received net proceeds of approximately $0.1 billion and $0.3 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of less than $1 million on these transactions.  As of September 30, 2009 and December 31, 2008, we had approximately $35 million and $29 million of receivables outstanding with the QSPE, for which we received cash of $17 million and $20 million and received subordinated beneficial interests of approximately $18 million and $8 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $17 million and $21 million as of September 30, 2009 and December 31, 2008. We reflect the subordinated beneficial interest in receivables sold  at their fair value on the date they are issued.  These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and nine months ended September 30, 2009 and 2008.

Other Affiliate Balances.  At September 30, 2009 and December 31, 2008, we had contractual deposits from our affiliates of $7 million and $6 million included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Revenues from affiliates	$3	$4	$9	$13
Operation and maintenance expenses from affiliates	24	23	73	66
Reimbursement of operating expenses charged to affiliates	7	6	20	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our condensed consolidated financial statements and the accompanying footnotes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and nine months ended September 30, 2009 compared to the same periods in 2008.

Operating Results:	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for volumes)
Operating revenues	$91	$71	$273	$234
Operating expenses	(44)	(45)	(133)	(132)
Operating income	47	26	140	102
Other income, net	—	2	4	6
EBIT	47	28	144	108
Interest and debt expense	(15)	(8)	(39)	(28)
Affiliated interest income, net	1	5	2	21
Net income	$33	$25	$107	$101
Throughput volumes (BBtu/d)	2,101	2,154	2,286	2,144

EBIT Analysis:	Quarter Ended September 30, 2009				Nine Months Ended September 30, 2009
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable) (In millions)
Expansions	$21	$(4)	$(1)	$16	$50	$(13)	$(1)	$36
Operational gas, revaluations and processing revenues	2	1	—	3	(8)	14	—	6
Operating and general and administrative expenses	—	4	—	4	—	1	—	1
Other(1)	(3)	—	(1)	(4)	(3)	(3)	(1)	(7)
Total impact on EBIT	$20	$1	$(2)	$19	$39	$(1)	$(2)	$36
____________

(1) Consists of individually insignificant items.

Expansions. During the quarter and nine months ended September 30, 2009, our EBIT increased primarily due to the completion of the High Plains pipeline, which was placed in service during the fourth quarter of 2008 and the completion of the Totem Gas Storage project, which was placed in service in June 2009.  The Totem Gas Storage project is further discussed in Item 1, Financial Statements, Note 3.

During the first quarter of 2009, we agreed with our customers to defer the targeted in-service date for our Raton 2010 project from June 2010 to December 2010.  We filed an application for certificate authorization with the FERC in September 2009.  For a further discussion of our expansion projects, see our 2008 Annual Report on Form 10-K.

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

Operational Gas, Revaluations and Processing Revenues.  Our EBIT for operational gas, revaluations, and processing revenues was higher during the quarter and nine months ended September 30, 2009 compared with the same periods in 2008.   Processing revenues were $2 million higher for the quarter ended September 30, 2009, compared with the same period in 2008 primarily due to higher natural gas liquids volumes processed.  Processing revenues were $8 million lower for the nine months ended September 30, 2009, compared with the same periods in 2008 primarily due to an unfavorable price variance for natural gas liquids.  This impact, however, was largely offset by favorable prices for gas consumed in processing these liquids compared with the same periods in 2008.

   Our operating expenses for the quarters and nine months ended September 30, 2009 and 2008 were also impacted by developments associated with our fuel and related gas cost recovery mechanism.  During the nine months ended September 30, 2008, we recorded cost and revenue tracker adjustments associated with the implementation of fuel and related gas cost recovery mechanisms, which the FERC approved subject to the outcome of technical conferences.  The implementation of these mechanisms was protested by a limited number of shippers.  On July 31, 2009 and October 1, 2009, the FERC issued an order to us directing us to remove the cost and revenue components from our fuel recovery mechanism. Due to this order, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, our settlement, and other gas balance related items.   We continue to explore options to minimize the price volatility associated with these operational pipeline activities. For a further discussion of our fuel recovery mechanism, see Item 1, Financial Statements, Note 4.

Operating and General and Administrative Expenses. During the quarter and nine months ended September 30, 2009, our operating and general and administrative expenses were lower primarily as a result of decreased repair and maintenance expenses.

Interest and Debt Expense

Interest and debt expense for the quarter and nine months ended September 30, 2009, was $7 million and $11 million higher than the same periods in 2008 primarily related to the financing obligation to WYCO (see Note 3), partially offset by a lower average outstanding long-term debt balance resulting from the repurchase of $100 million of our senior notes in June 2008.

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

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter and nine months ended September 30, 2009, was $4 million and $19 million lower than the same periods in 2008 primarily due to lower average advances to El Paso under its cash management program and lower average short-term interest rates. In conjunction with EPB’s acquisition of the additional interest in us, we terminated our participation in El Paso’s cash management program. We converted our note receivable with El Paso under its cash management program into a demand note receivable from El Paso.  The following table shows the average advances due from El Paso and the average short-term interest rates for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$127	$502	$130	$624
Average short-term interest rate	1.6%	3.7%	1.8%	4.5%

Liquidity and Capital Resources

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. In conjunction with EPB’s acquisition of additional interest in us during July 2009, we terminated our participation in El Paso’s cash management program and began to participate in EPB’s cash management program. As a result, we converted our note receivable with El Paso under its cash management program into a demand note receivable. At September 30, 2009, we had $91 million remaining under this note of which approximately $70 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In addition, at September 30, 2009, we had a note receivable from EPB under its cash management program of approximately $44 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 5 for a further discussion of EPB’s and El Paso’s cash management programs. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and beyond.  Although recent financial market conditions have shown signs of improvement, continued volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. As of September 30, 2009, EPB had approximately $200 million of capacity available to it under its $750 million revolving credit facility. In addition, as of September 30, 2009, El Paso had approximately $2.4 billion of available liquidity, including approximately $1.4 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in the remainder of 2009 for any of our operating activities or expansion capital needs based on liquidity available to us, volatility in the financial markets could impact our, EPB’s or El Paso’s ability to access these markets at reasonable rates in the future.

2009 Cash Flow Activities. Our cash flows for the nine months ended September 30 are summarized as follows (In millions):

Cash Flow from Operations
Net income	$107
Non-cash income adjustments	37
Total cash flow from operations	144

Cash Inflows
Investing activities
Net change in notes receivable from affiliates	44
Other	3
Total other cash inflows	47

Cash Outflows
Investing activities
Additions to property, plant and equipment	77
Financing activities
Distributions to partners	109
Other financing obligations	3
112

Total cash outflows	189
Net change in cash	$2

During the first nine months of 2009, we generated $144 million of operating cash flow.  We utilize these amounts to fund maintenance of our system as well as pay distributions to our partners. During the nine months ended September 30, 2009, we paid cash distributions of approximately $109 million to our partners. In addition, in October 2009 we paid a cash distribution to our partners of approximately $35 million.  Our cash capital expenditures for the nine months ended September 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Nine Months Ended September 30, 2009	2009 Remaining	Total
	(In millions)
Maintenance	$16	$16	$32
Expansion	61	16	77
	$77	$32	$109

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States.  Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector.  We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits.  Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 1.1 million tonnes of carbon dioxide equivalent emissions during 2007. We believe that approximately 0.9 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 46 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards.  As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material.  Although we believe that many of these costs should be recoverable in the rates charged to our customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis and recently proposed new regulations to regulate GHGs under the Clean Air Act, which EPA has indicated could be finalized as early as March 2010.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”.  These proposals would establish renewable portfolio standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades.  Additionally, the proposals would establish incentives for energy efficiency and conservation.  Although the ultimate targets that would be established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, we implemented a new financial accounting system and consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were administered to individuals who are impacted by the new system and chart of accounts, and system controls and functionality were reviewed and successfully tested prior and subsequent to implementation.  Following evaluation, management believes that the new system has been successfully implemented. There were no other changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

Latigo Natural Gas Storage. In April 2009, the Colorado Department of Public Health and Environment issued a Compliance Advisory alleging various violations related to the operation of an evaporation pond at the Latigo underground natural gas storage field including failure to account for, and adequately permit, methanol emissions.  We entered into a Compliance Order on Consent and have paid the associated administrative penalty.

Natural Buttes. In May 2004, the EPA issued a Compliance Order to us related to alleged violations of a Title V air permit in effect at our Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). We entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, we discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and we promptly reported those test data to the EPA. We executed a Consent Decree with the DOJ and have paid a total of $1.02 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station, and in addition, we will conduct ambient air monitoring at the Uintah Basin for a period of two years. In January 2009, we filed with the FERC an application to abandon the facilities by sale which was granted.  The sale of the facilities is scheduled to occur in November 2009.

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

COLORADO INTERSTATE GAS COMPANY

Date: November 6, 2009	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: November 6, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President, Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

COLORADO INTERSTATE GAS COMPANY

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report. Exhibits filed with this report are designated by "*".  All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description
3
Second Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated July 24, 2009 (incorporated by reference to Exhibit 3 to our Current Report on Form 8-K filed with the SEC on July 30, 2009).

12*	Ratio of Earnings to Fixed Charges.
31.A*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.