Form 10-K
period 2009-12-31
COLORADO INTERSTATE GAS CO
filed 2010-02-26
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting equity held by non-affiliates of the registrant: None

Documents Incorporated by Reference: None

COLORADO INTERSTATE GAS COMPANY

Below is a list of terms that are common to our industry and used throughout this document:

/d	=	per day	MDth	=	thousand dekatherms
BBtu	=	billion British thermal units	MMcf	=	million cubic feet
Bcf	=	billion cubic feet	NGL	=	natural gas liquids
Dth	=	dekatherm	Tonne	=	metric ton

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, “ours”, or “CIG”, we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I

ITEM 1. BUSINESS

Overview and Strategy

We are a Delaware general partnership, originally formed in 1927 as a corporation. We are owned 42 percent indirectly through a wholly owned subsidiary of El Paso Corporation (El Paso) and 58 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership of El Paso. EPB was formed in November 2007 at which time El Paso contributed 10 percent of its interest in us to EPB. In September 2008, EPB acquired an additional 30 percent ownership interest in us and in July 2009, EPB acquired an additional 18 percent ownership interest in us.  Our primary business consists of the interstate transportation, storage and processing of natural gas. We conduct our business activities through our natural gas pipeline system, storage facilities, a processing plant and our 50 percent ownership interest in WYCO Development LLC (WYCO) which is a joint venture with an affiliate of Public Service Company of Colorado (PSCo).

In November 2007, in conjunction with the formation of EPB, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to EPB and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. For a further discussion of these discontinued operations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.

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

Our strategy is to enhance the value of our transportation and storage business by:

•	providing outstanding customer service;

•	executing successfully on time and on budget for our committed expansion projects;

•	developing new growth projects in our market and supply areas;

•	maintaining the integrity and ensuring the safety of our pipeline system and other assets;

•	successfully recontracting expiring contracts for transportation capacity; and

•	focusing on efficiency and synergies across our system.

Pipeline System. Our pipeline system consists of approximately 4,200 miles of pipeline with a design capacity of approximately 3,750 MMcf/d. During 2009, 2008 and 2007, average throughput was 2,299 BBtu/d, 2,225 BBtu/d and 2,339 BBtu/d. This system extends from production areas in the U.S. Rocky Mountains and the Anadarko Basin directly to customers in Colorado and Wyoming and indirectly to the midwest, southwest, California and the Pacific northwest.

Storage and Processing Facilities. Along our pipeline system, we own interests in five storage fields in Colorado and Kansas with approximately 35 Bcf of underground working natural gas storage capacity, including Bcf of storage capacity from Totem Gas Storage owned by WYCO which is further discussed below. In addition, we have a processing plant located in Wyoming.

WYCO. We own a 50 percent interest in WYCO, a joint venture with an affiliate of PSCo.  WYCO owns Totem Gas Storage and the High Plains pipeline, which were placed in service in June 2009 and November 2008, respectively and are operated by us.  The High Plains pipeline consists of a 164-mile interstate gas pipeline extending from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain electric generation plant and other points of interconnection with PSCo’s system. The system added approximately 900 MMcf/d of overall transportation capacity to our system. The increased capacity is fully contracted with PSCo and Coral Energy Resources pursuant to firm contracts through 2029 and 2019. The Totem Gas Storage facility consists of a natural gas storage field that services and interconnects with the High Plains pipeline. The Totem Gas Storage field has 6 Bcf of working natural gas storage capacity with a maximum withdrawal rate of 200 MMcf/d and a maximum injection rate of 100 MMcf/d. All of the storage capacity of this new storage field is fully contracted with PSCo pursuant to a firm contract through 2040.  WYCO also owns a state regulated intrastate gas pipeline that extends from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain’s electric generation plant, which we do not operate, and a compressor station in Wyoming operated by an affiliate.

Markets and Competition

Our customers consist of natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas.  Our pipeline system connects with multiple pipelines that provide our customers with access to diverse sources of supply, including supply from unconventional sources, and various natural gas markets.  The natural gas industry is undergoing a major shift in supply sources.  Production from conventional sources is declining while production from unconventional sources, such as shale, tight sands, and coal bed methane, is rapidly increasing.  This shift will change the supply patterns and flows of pipelines.  The impact will vary among pipelines according to the proximity of the new supply sources.

Electric power generation has been a growing demand sector of the natural gas market. The growth of natural gas-fired electric power benefits the natural gas industry by creating more demand for natural gas. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity, increased natural gas prices and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm transportation contracts with natural gas pipelines.

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

     Growth of the natural gas market has been adversely affected by the current economic slowdown in the U.S. and global economies. The decline in economic activity reduced industrial demand for natural gas and electricity, which affected natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas. We expect the demand and growth for natural gas to return as the economy recovers.  Natural gas has a favorable competitive position as an electric generation fuel because it is a clean and abundant fuel with lower capital requirements compared with other alternatives. The lower demand and the credit restrictions on investments in the recent past may slow development of supply projects. While our pipeline could experience some level of reduced throughput and revenues, or slower development of expansion projects as a result of these factors, we generate a significant (greater than 80 percent) portion of our revenues through fixed monthly reservation or demand charges on long-term contracts at rates stipulated under our tariff or in our contracts. Additionally, we do not expect production in the U.S. Rocky Mountain region to significantly decrease from current levels due to the need to replace diminishing exports from Canada and declining production from traditional domestic sources.

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

The following table details our customer and contract information related to our pipeline system as of   December 31, 2009. Firm customers reserve capacity on our pipeline system and storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they transport, store, inject or withdraw.

Customer Information	Contract Information
Approximately 100 firm and interruptible customers.	Approximately 170 firm transportation contracts. Weighted average remaining contract term of approximately eight years.

Major Customers: PSCo (1,787 BBtu/d)	Expires in 2010 - 2029.

Williams Gas Marketing, Inc.
(498 BBtu/d)	Expires in 2010 - 2014.

Anadarko Petroleum Corporation
(280 BBtu/d)	Expires in 2011 - 2015.

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

Employees

We do not have employees. Following our reorganization, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf.

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

The financial results of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volumes of natural gas and NGL we are able to transport and store depends on the actions of third parties and are beyond our control. Such actions include factors that impact our customers’ demand and producers’ supply, including factors that negatively impact our customers’ need for natural gas from us, as well as the continued availability of natural gas production and reserves connected to our pipeline system.  Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput, or to remarket unsubscribed capacity on our pipeline system:

•	service area competition;

•	price competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact natural gas throughput and storage levels;

•	weather fluctuations or warming or cooling trends that may impact demand in the markets in which we do business, including trends potentially attributed to climate change;

•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other natural gas supply sources;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below), availability of alternate energy sources and increases in prices;

•
legislative, regulatory or judicial actions, such as mandatory renewable portfolio standards and greenhouse gas (GHG) regulations and/or legislation that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear power, wind and solar energy and/or (iii) changes in the demand for less carbon intensive energy sources;

•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets;

•
our ability to achieve targeted annual operating and administrative expenses primarily by reducing internal costs and improving efficiencies from leveraging a consolidated supply chain organization; and

•	unfavorable movements in natural gas prices in certain supply and demand areas.

A substantial portion of our revenues are generated from firm transportation contracts that must be renegotiated periodically.

Our revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. For additional information on the expiration of our contract portfolio, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, our ability to extend and replace contracts could be adversely affected by factors we cannot control as discussed in more detail above. In addition, changes in state regulation of local distribution companies, may cause us to negotiate short-term contracts or turn back our capacity when our contracts expire.

For 2009, our revenues with PSCo represented approximately 40 percent of our operating revenues. For additional information on our revenues from PSCo, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.

We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. In addition, in certain situations we may assume certain additional credit risks for competitive reasons or otherwise.  If our existing or future customers fail to pay and/or perform and we are unable to remarket the capacity, our business, the results of our operations and our financial condition could be adversely affected. We may not be able to effectively remarket capacity during and after insolvency proceedings involving a shipper.

A portion of our transportation services are provided pursuant to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated “recourse rate” for that service, and that contract must be filed and accepted by FERC. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation, cost of capital, taxes or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, under current FERC policy is generally not recoverable from other shippers.

Fluctuations in energy commodity prices could adversely affect our business.

Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional gas supplies to offset the natural decline from existing wells connected to our system, which requires the development of additional oil and natural gas reserves and obtaining additional supplies from interconnecting pipelines, primarily in the U.S. Rocky Mountain region. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transportation and storage through our system.

Pricing volatility may, in some cases, impact the value of under or over recoveries of retained natural gas, as well as imbalances, cashouts and system encroachments. We obtain in-kind fuel reimbursements from shippers in accordance with our tariff or applicable contract terms. We revalue our natural gas imbalances and other gas owed to or from shippers to an index price and periodically settle these obligations in cash pursuant to our tariff, regulatory approval or each balancing contract. Currently, our tariff provides that the difference between the quantity of fuel retained and fuel used in operations  will be flowed-through or charged to shippers. Our tariff also provides that all liquid revenue proceeds, including those proceeds associated with our processing plants, are used to reimburse shrinkage or other system fuel and lost-or-unaccounted-for costs and variations in liquid revenues and variations in shrinkage volumes are included in the reconciliation of retained fuel and burned fuel. We must purchase gas volumes from time to time due, in part, to such shrinkage associated with liquid production and such expenses vary with both price and quantity.

If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Consequently, a significant prolonged downturn in natural gas prices could have a material adverse effect on our financial condition, results of operations and liquidity. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand, including changes in supply and demand due to general economic conditions and weather;

•	availability and adequacy of gathering, processing and transportation facilities;

•	energy legislation and regulation, including potential changes associated with GHG emissions and renewable portfolio standards;

•	federal and state taxes, if any, on the sale or transportation and storage of natural gas and NGL;

•	the price and availability of supplies of alternative energy sources; and

•
the level of imports, including the potential impact of political unrest among countries producing oil and LNG, as well as the ability of certain foreign countries to maintain natural gas and oil prices, production and export controls.

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

We periodically file with the FERC to adjust the rates charged to our customers.  In establishing those rates, the FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. Depending on the specific risks faced by us and the companies included in the proxy group, the FERC may establish rates that are not acceptable to us and have a negative impact on our cash flows, profitability and results of operations.  In addition, pursuant to laws and regulations, our existing rates may be challenged by complaint.  The FERC commenced several complaint proceedings in 2009 against unaffiliated pipeline systems to reduce the rates they were charging their customers.  There is a risk that the FERC or our customers could file similar complaints on our pipeline system and that a successful complaint against our rates could have an adverse impact on our cash flows and results of operations.

In addition, the FERC currently allows partnerships and other pass through entities to include in their cost-of-service an income tax allowance. Any changes to the FERC’s treatment of income tax allowances in cost-of-service and to potential adjustment in a future rate case of our equity rate of return may cause our rates to be set at a level that is different from those currently in place and in some instances lower than the level otherwise in effect.

Increased regulatory requirements relating to the integrity of our pipeline requires additional spending in order to maintain compliance with the FERC’s requirements. Any additional requirements that are enacted could significantly increase the amount of these expenditures. Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

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

In estimating our environmental liabilities, we face uncertainties that include:

•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;

•	discovering new sites or additional information at existing sites;

•	forecasting cash flow timing to implement proposed pollution control and cleanup costs;

•	receiving regulatory approval for remediation programs;

•	quantifying liability under environmental laws that may impose joint and several liability on potentially responsible parties and managing allocation responsibilities;

•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement;

•	interpretating whether various maintenance activities performed in the past and currently being performed required pre-construction permits pursuant to the Clean Air Act; and

•	changing environmental laws and regulations that may increase our costs.

In addition to potentially increasing the cost of our environmental liabilities, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards, emission standards with regard to our reciprocating internal combustion engines on our pipeline system, GHG reporting and potential mandatory GHG emissions reductions. Future environmental compliance costs relating to GHGs associated with our operations are not yet clear. For a further discussion on GHGs, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contingencies.

Although it is uncertain what impact legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances or pay taxes related to our GHG and other emissions and (v) administer and manage an emissions program for GHG and other emissions. Changes in regulations, including adopting new standards for emission controls from certain of our facilities, could also result in delays in obtaining required permits to construct or operate our facilities.  While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipeline and in the prices at which we sell natural gas, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.

Our operations are subject to operational hazards and uninsured risks.

Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline failures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. In addition, although the potential effects of climate change on our operations (such as flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of GHG could have a negative impact on our operations in the future.

While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles as well as limits on our maximum recovery, and do not cover all risks. There is also the risk that our coverages will change over time in light of increased premiums or changes in the terms of the insurance coverages that could result in our decision to either terminate certain coverages, increase our deductibles or decrease our maximum recoveries.  In addition, there is a risk that our insurers may default on their coverage obligations. As a result, our results of operations, cash flows or financial condition could be adversely affected if a significant event occurs that is not fully covered by insurance.

The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.

We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•
our ability to obtain necessary approvals and permits by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us, including the potential impact of delays and increased costs caused by certain environmental and landowner groups with interests along the route of our pipeline;

•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when we may be unable to access the capital markets;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•
potential changes in federal, state and local statutes, regulations and orders, such as environmental requirements, including climate change requirements, that delay or prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights or to commence and complete construction on a timely basis or on terms that are acceptable to us;

•
our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, contractor productivity, delays in construction or other factors beyond our control, that we may not be able to recover from our customers which may be material;

•	the lack of future growth in natural gas supply and/or demand; and

•	the lack of transportation, storage or throughput commitments.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. There is also the risk that the downturn in the economy and its negative impact upon natural gas demand may result in either slower development in our expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or we may not achieve our expected investment return, which could adversely affect our results of operations, cash flows or financial position.

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

An increase in competition in our key markets could arise from new ventures or expanded operations from existing competitors. As a result, significant competition from the Rockies Express Pipeline, and other third-party competitors could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our partners.

Adverse general domestic economic conditions could negatively affect our operating results, financial condition or liquidity.

We, EPB, El Paso, and its subsidiaries are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. The global economy is experiencing a recession and the financial markets have experienced extreme volatility and instability. In response, over the last year, El Paso announced certain actions designed to reduce its need to access such financial markets, including reductions in the capital programs of certain of its operating subsidiaries and the sale of several non-core assets.

 If we, EPB or El Paso experience prolonged periods of recession or slowed economic growth in the U.S., demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our,  EPB’s, or El Paso’s access to capital could be impeded and the cost of capital we obtain could be higher. Finally, we are subject to the risks arising from changes in legislation and regulation associated with any such recession or prolonged economic slowdown, including creating preference for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

We are subject to financing and interest rate risks.

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

Risks Related to Our Affiliation with El Paso and EPB

El Paso and EPB file reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not included herein or incorporated by reference into this report.

We are a majority owned subsidiary of EPB and El Paso.

As a majority owned subsidiary of EPB and El Paso, subject to limitations in our indentures, EPB and El Paso have substantial control over:

•	decisions on our financing and capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in EPB’s cash management program.

EPB and El Paso may exercise such control in their interests and not necessarily in the interests of us or the holders of our long-term debt.

Our business requires the retention and recruitment of a skilled workforce and the loss of employees could result in the failure to implement our business plan.

Our business requires the retention and recruitment of a skilled workforce. If El Paso is unable to retain and recruit employees such as engineers and other technical personnel, our business could be negatively impacted.

Our relationship with El Paso and EPB and their financial condition subjects us to potential risks that are beyond our control.

Due to our relationship with El Paso and EPB, adverse developments or announcements concerning them or their other subsidiaries could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Ba3 by Moody’s Investor Service, BB- by Standard & Poor’s and BB+ by Fitch Ratings. The ratings assigned to our senior unsecured indebtedness are currently investment grade, with a Baa3 rating by Moody’s Investor Service and a BBB- rating by Fitch Ratings. Standard & Poor’s has assigned a below investment grade rating of BB to our senior unsecured indebtedness. El Paso and its subsidiaries, including us, are (i) on a stable outlook with Moody’s Investor Service and Fitch Ratings and (ii) on a negative outlook with Standard & Poor’s. There is a risk that these credit ratings may be adversely affected in the future as the credit rating agencies continue to review our and El Paso’s leverage, liquidity and credit profile. Any reduction in our or El Paso’s credit ratings could impact our ability to access the capital markets, as well as our cost of capital.

EPB provides cash management service and El Paso provides other corporate services for us. We are currently required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. In addition, we conduct commercial transactions with some of our affiliates. If EPB, El Paso or such affiliates are unable to meet their respective liquidity needs, we may not be able to access cash under the cash management program, or our affiliates may not be able to pay their obligations to us. However, we might still be required to satisfy any affiliated payables we have established. Our inability to recover any affiliated receivables owed to us could adversely affect our financial position and cash flows. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.

Our relationship with El Paso and EPB subjects us to potential conflicts of interest and they may favor their interests to the detriment of us.

Although EPB has majority control of most decisions affecting our business, there are certain decisions that require the approval of both El Paso and EPB, including material regulatory filings, any significant sale of our assets, mergers and certain changes in affiliated service agreements. Conflicts of interest or disagreements could arise between El Paso and EPB with regard to such matters requiring unanimous approval, which could negatively impact our future operations.

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

Natural Buttes. In May 2004, the EPA issued a Compliance Order to us related to alleged violations of a Title V air permit in effect at our Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). We entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, we discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and we promptly reported those test data to the EPA. We executed a Consent Decree with the DOJ and have paid a total of $1.02 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station.  In addition, as required by the Consent Decree, ambient air monitoring at the Uintah Basin commenced on January 1, 2010 for a period of two years. In November 2009, we sold our Natural Buttes Compressor Station and gas processing plant to a third party for $9 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of our partnership interests are held by El Paso and EPB and, accordingly, are not publicly traded. Prior to converting into a general partnership effective November 1, 2007, all of our common stock was held by El Paso.

We are required to make distributions to our partners of available cash as defined in our partnership agreement on a quarterly basis from legally available funds that have been approved for payment by our Management Committee. We made cash distributions to our partners of approximately $144 million in 2009 and approximately $109 million in 2008. No dividends or cash distributions were declared or paid in 2007. Additionally, in January 2010, we made a cash distribution of approximately $44 million to our partners.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements and is not necessarily indicative of results to be expected in the future. The selected financial data should be read together with Item 7, Management’s Discussion and Analysis and Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)
Operating Results Data:
Operating revenues	$383	$323	$317	$305	$302
Operating income	205	153	145	143	109
Income from continuing operations	157	149	107	87	68
Financial Position Data:
Total assets	$1,569	$1,543	$1,769	$2,292	$2,121
Long-term debt and other financing obligations, less current maturities	646	580	575	600	700
Partners’ capital/stockholder’s equity	796	783	1,043	1,149	1,009

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

In November 2007, in conjunction with the formation of El Paso Pipeline Partners, L.P. (EPB), we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to EPB and certain other assets to El Paso Corporation (El Paso). We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. For a further discussion of these discontinued operations, see Item 8, Financial Statements and Supplementary Data, Note 2. In addition, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes. Accordingly, we settled our then existing current and deferred tax balances through El Paso’s cash management program pursuant to our tax sharing agreement with El Paso.

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

Type	Description	Percent of Total Revenues in 2009(1)
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	91

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from the processing and sale of natural gas liquids and other miscellaneous sources.	9
____________

(1)	Excludes liquids transportation revenue, amounts associated with retained fuel and in the case of CIG, liquids revenue associated with our processing plants.

The Federal Energy Regulatory Commission (FERC) regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather. During 2008, we recorded cost and revenue tracker adjustments associated with the implementation of fuel and related gas cost recovery mechanisms, which the FERC approved subject to the outcome of technical conferences. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009, the FERC issued an order to us directing us to remove the cost and revenue components from our fuel recovery mechanism. Due to this order, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, our settlement, and other gas balance related items. We continue to explore options to minimize the price volatility associated with these operational pipeline activities.  Our tariff continues to provide that the difference between the quantity of fuel retained and fuel used in operations and lost and unaccounted for will be flowed-through or charged to shippers.  These fuel trackers remove the impact of over or under collecting fuel and lost and unaccounted for from our operational gas costs. We are required to file a new general rate case with the FERC to be effective no later than October 2011.

We continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on our revenues. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive.  We refer to the difference between the maximum rates allowed under our tariff and the contractual rate we charge as discounts.

Our existing contracts mature at various times and in varying amounts of throughput capacity. The weighted average remaining contract term for our active contracts is approximately eight years as of December 31, 2009. Below are the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts as of December 31, 2009, including those with terms beginning in 2010 or later.

	Contracted Capacity	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(BBtu/d)		(In millions)
2010	250	6	$7	2
2011	323	8	20	6
2012	590	14	47	14
2013	1,063	26	79	24
2014	263	6	28	9
2015 and beyond	1,697	40	146	45
Total	4,186	100	$327	100

Projects Placed In Service.  In November 2008, the High Plains pipeline was placed in service. We operate this pipeline, which is owned by WYCO Development LLC (WYCO), a joint venture with an affiliate of PSCo in which we have a 50 percent ownership interest. The High Plains pipeline consists of a 164-mile interstate gas pipeline extending from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain electric generation plant and other points of interconnection with PSCo’s system. The system added approximately 900 MMcf/d of overall transportation capacity to our system. The increased capacity is fully contracted with PSCo and Coral Energy Resources pursuant to firm contracts through 2029 and 2019.

In June 2009, the Totem Gas Storage project was placed in service.  We operate this storage facility, which is also owned by WYCO. This project consists of a natural gas storage field that services and interconnects with the High Plains pipeline. The Totem Gas Storage field has 6 Bcf of working natural gas storage capacity with a maximum withdrawal rate of 200 MMcf/d and a maximum injection rate of 100 MMcf/d. All of the storage capacity of this new storage field is fully contracted with PSCo pursuant to a firm contract through 2040.

Growth Projects. We expect to spend approximately $110 million on contracted organic growth projects through 2014. Of this amount, approximately $86 million will be spent in 2010 primarily on our Raton 2010 expansion project.  The Raton 2010 expansion project consists of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is $146 million. The estimated in-service date is December 2010. We filed an application for certificate authorization with the FERC in September 2009.

In addition to our contracted organic growth projects, we have other projects that are in various phases of commercial development. Many of the potential projects involve expansion capacity to serve increased natural gas-fired generation loads.  For example, along the Front Range of our system, utilities have various projects under development that involve constructing new natural gas-fired generation in part to provide backup capacity required when renewable generation is not available during certain daily or seasonal periods. Most of these potential expansion projects would have in-service dates for 2014 and beyond. If we are successful in contracting for these new loads the capital requirements of such projects could be substantial and would be incremental to our contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our contracted organic growth projects.

We believe that cash flows from operating activities, combined with amounts available to us under EPB’s cash management program, the demand notes receivable from El Paso and capital contributions from our partners, will be adequate to meet our capital requirements and our existing operating needs.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consist of both consolidated operations and an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, (ii) affiliated interest income and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to our net income, our throughput volumes and an analysis and discussion of our results in 2009 compared with 2008 and 2008 compared with 2007.

Operating Results:	2009	2008	2007
	(In millions, except for volumes)
Operating revenues	$383	$323	$317
Operating expenses	(178)	(170)	(172)
Operating income	205	153	145
Other income, net	4	11	5
EBIT(1)	209	164	150
Interest and debt expense	(54)	(38)	(49)
Affiliated interest income, net	2	23	50
Income tax expense	—	—	(44)
Income from continuing operations	157	149	107
Discontinued operations, net of income taxes	—	—	42
Net income	$157	$149	$149
Throughput volumes (BBtu/d)	2,299	2,225	2,339
____________

(1)	2007 EBIT represents EBIT from continuing operations

EBIT Analysis:

	2009 to 2008				2008 to 2007
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$67	$(18)	$(3)	$46	$5	$(1)	$5	$9
Transportation revenues	(5)	—	—	(5)	2	—	—	2
Gain on sale of long-lived asset	—	8	—	8	—	—	—	—
Operational gas, revaluations and processing revenues	(2)	3	—	1	(2)	6	—	4
Operating and general and administrative expenses	—	(1)	—	(1)	—	(4)	—	(4)
Other(1)	—	—	(4)	(4)	1	1	1	3
Total impact on EBIT	$60	$(8)	$(7)	$45	$6	$2	$6	$14
____________

(1)	Consists of individually insignificant items.

Expansions.  Our EBIT increased during the years ended December 31, 2009 and 2008 due to expansion projects placed into service, as follows:

	2009 to 2008	2008 to 2007
	(In millions)
High Plains Pipeline	$28	$8
Totem Gas Storage	14	1
Other	4	—
Total impact on EBIT	$46	$9

  Transportation Revenues. During the year ended December 31, 2009, transportation revenue decreased primarily due to lower usage revenues when compared to 2008.  During the year ended December 31, 2008, increased demand for our off-system capacity resulted in higher reservation revenues as compared to 2007, partially offset by lower interruptible usage revenues in 2008.

Gain on Sale of Long-Lived Asset.  In the fourth quarter of 2009, we recorded a gain of $8 million related to the sale of the Natural Buttes compressor station and gas processing plant.  For a further discussion of the sale of Natural Buttes, see Item 8, Financial Statements and Supplementary Data, Note 2.

Operational Gas, Revaluations and Processing Revenues. Our EBIT for operational gas, revaluations, and processing revenues increased during the year ended December 31, 2009 compared with the same periods in 2008. We experienced favorable prices for gas consumed in processing natural gas liquids in 2009; however, this favorable impact was largely offset by lower processing revenues for the year ended December 31, 2009 primarily due to an unfavorable price change for natural gas liquids in 2009 and regulatory-related cost tracking compared with the same period in 2008.

Our operating expenses for the years ended December 31, 2009 and 2008 were also impacted by developments associated with our fuel and related gas cost recovery mechanism.  During the year ended December 31, 2008, we recorded cost and revenue tracker adjustments associated with the implementation of fuel and related gas cost recovery mechanisms, which the FERC approved subject to the outcome of technical conferences.  The implementation of these mechanisms was protested by a limited number of shippers.  On July 31, 2009, the FERC issued an order to us directing us to remove the cost and revenue components from our fuel recovery mechanism. Due to this order, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, our settlement, and other gas balance related items.   We continue to explore options to minimize the price volatility associated with these operational pipeline activities. Our tariff continues to provide that the difference between the quantity of fuel retained and fuel used in operations and lost and unaccounted for will be flowed-through or charged to shippers.  For a further discussion of our fuel recovery mechanism, see Item 8, Financial Statements and Supplementary Data, Note 7.

Operating and General and Administrative Expenses. During the year ended December 31, 2009, our operating and general and administrative expenses increased primarily as a result of higher benefit costs in 2009 as compared with 2008 partially offset by lower field repair and maintenance expenses.  During the year ended December 31, 2008, our operating and general and administrative expenses increased primarily due to higher allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company, our affiliates, associated with our shared pipeline services.

Interest and Debt Expense

Interest and debt expense for the year ended December 31, 2009 was $16 million higher than in 2008 primarily related to the financing obligations to WYCO upon completion of High Plains Pipeline and Totem Gas Storage (see Item 8, Financial Statements and Supplementary Data, Note 6), partially offset by a lower average outstanding long-term debt balance resulting from the repurchase of $100 million of our senior notes in 2008. Interest and debt expense for the year ended December 31, 2008 was $11 million lower than in 2007 primarily due to a lower average outstanding debt balance.

Affiliated Interest Income, Net

Affiliated interest income, net for the year ended December 31, 2009 was $21 million lower than in 2008 and $27 million lower for the year ended December 31, 2008 as compared with 2007 due to lower average advances due from El Paso under its cash management program and lower short-term interest rates. In conjunction with EPB’s acquisition of an additional interest in us in 2009, we terminated our participation in El Paso’s cash management program.  We converted our note receivable with El Paso under its cash management program into a demand note receivable from El Paso. The following table shows the average advances and the average short-term interest rates for the years ended December 31:

	2009	2008	2007
	(In millions, except for rates)
Average advance	$158	$534	$819
Average short-term interest rate	1.2%	4.4%	6.2%

Income Taxes

Effective November 1, 2007, we no longer pay income taxes as a result of our conversion into a partnership. Our effective tax rate of 29 percent for the year ended December 31, 2007 was lower than the statutory rate of 35 percent due to income not subject to income taxes as a result of our conversion to a partnership, offset by the effect of state income taxes.

Liquidity and Capital Resources

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. In conjunction with EPB’s acquisition of an additional interest in us during July 2009, we terminated our participation in El Paso’s cash management program and began to participate in EPB’s cash management program. As a result, we converted our note receivable with El Paso under its cash management program into a demand note receivable. At December 31, 2009, we had approximately $73 million remaining under this note classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In addition, at December 31, 2009, we had a note receivable from EPB under its cash management program of approximately $61 million of which approximately $28 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 8, Financial Statements and Supplemental Data, Note 11 for a further discussion of EPB’s and El Paso’s cash management programs. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Although recent financial market conditions have shown signs of improvement, continued volatility in 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. As of December 31, 2009, EPB had approximately $215 million of capacity available to it under its $750 million revolving credit facility. In addition, as of December 31, 2009, El Paso had approximately $1.8 billion of available liquidity, including approximately $1.3 billion of capacity available to it under various committed credit facilities. While we do not anticipate a need to directly access the financial markets in 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our ability to act opportunistically.

For further detail on our risk factors including potential adverse general economic conditions including our ability to access financial markets which could impact our operations and liquidity, see Part I, Item 1A, Risk Factors.

2009 Cash Flow Activities. Our cash flows for the year ended December 31, 2009 are summarized as follows (In millions):

Cash Flow from Operations
Net income	$157
Non-cash income adjustments	46
Change in other assets and liabilities	(7)
Total cash flow from operations	196

Cash Inflows
Investing activities
Net change in notes receivable from affiliates	45
Proceeds from sale of assets	10
Other	2
Total other cash inflows	57

Cash Outflows
Investing activities
Additions to property, plant and equipment	103
Financing activities
Distributions to partners	144
Payments to retire long term debt	4
148

Total cash outflows	251
Net change in cash	$2

During 2009, we generated $196 million of operating cash flow.  We utilize these amounts to fund maintenance of our system as well as pay distributions to our partners. During the year ended December 31, 2009, we paid cash distributions of approximately $144 million to our partners. In addition, in January 2010 we paid a cash distribution to our partners of approximately $44 million.  Our cash capital expenditures for the years ended December 31, 2009 and those planned for 2010 are listed below:

	2009	Expected 2010
	(In millions)
Maintenance	$25	$36
Expansion(1)	78	101
Total	$103	$137
____________

(1)  Amount includes our share of costs related to our 50 percent joint investment in WYCO.

Our expected 2010 expansion capital expenditures primarily relate to our Raton 2010 expansion project.  Our maintenance capital expenditures primarily relate to maintaining and improving the integrity of our pipeline complying with regulations and ensuring the safe and reliable delivery of natural gas to our customers.  While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through the demand note receivable from El Paso, amounts available under EPB’s cash management program and capital contributions from our partners.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, other long-term financing obligations and other accrued liabilities, while other obligations, such as operating leases, demand charges under transportation and storage commitments and capital commitments, are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2009, for each of the periods presented (all amounts are undiscounted):

	Due in less than 1 Year	Due in 1 to 3 Years	Due in 3 to 5 Years	Thereafter	Total
	(In millions)
Long-term financing obligations:
Principal	$4	$10	$10	$626	$650
Interest	59	116	113	561	849

Other contractual liabilities	2	4	1	4	11
Operating leases	2	4	5	1	12
Other contractual commitments and purchase obligations:
Transportation and storage commitments	18	41	34	8	101
Other commitments	30	4	—	—	34
Total contractual obligations	$115	$179	$163	$1,200	$1,657

Long-Term Financing Obligations (Principal and Interest). Long-term financing obligations included in the table above represent stated maturities. Interest payments are shown through the stated maturity date of the related fixed rate obligations based on the contractual interest rate. Included in these amounts are payments related to the financing obligations for the construction of WYCO’s High Plains Pipeline and Totem Gas Storage facility. We make monthly interest payments on these obligations that are based on 50 percent of the operating results of the High Plains Pipeline and Totem Gas Storage facility. For a further discussion of our long-term financing obligations, see Item 8, Financial Statements and Supplementary Data, Note 6.

Other Contractual Liabilities. Included in this amount are environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we perform remediation activities. These liabilities are included in other current and non-current liabilities in our balance sheet.

Operating Leases. For a further discussion of these obligations, see Item 8, Financial Statements and Supplementary Data, Note 7.

Other Contractual Commitments and Purchase Obligations. Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included are the following:

•	Transportation and Storage Commitments. Included in these amounts are commitments for demand charges for firm access to natural gas transportation and storage capacity.

•
Other Commitments. Included in these amounts are commitments for construction contracts and purchase obligations. We exclude asset retirement obligations and reserves for litigation and environmental remediation, other than those disclosed above, as these liabilities are not contractually fixed as to timing and amount.  We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 7, which is incorporated herein by reference.

Climate Change and Energy Legislation and Regulation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Legislation and Regulation.  Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. Over 50 countries, including the U.S. have submitted formal pledges to cut or limit their emissions in response to the United Nations-sponsored Copenhagen Accord.  It is reasonably likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States.  Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other market-based legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector.  We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternate fuel sources for power generation, including coal and oil-fired power generation.  However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted, offset programs established, cost of emission credits and incentives provided to other fossil fuels and lower carbon technologies like nuclear, carbon capture sequestration and renewable energy sources.

It is also reasonably likely that any federal legislation enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission allowances.  Based on 2008 operational data we reported to the California Climate Action Registry (CCAR), our operations in the United States emitted approximately 1.5 million tonnes of carbon dioxide equivalent emissions during 2008. We believe that approximately 1.3 million tonnes of the GHG emissions would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives (the House) in June 2009.  Of these amounts that would be subject to regulation, we believe that approximately 51 percent would be subject to the cap-and-trade rules contained in the proposed legislation and the remainder would be subject to performance standards.  As proposed by the House, the portion of our GHG emissions that would be subject to cap-and-trade rules could require us to purchase allowances or offset credits and the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities.  The costs of purchasing emission allowances or offset credits and installing additional equipment or changing work practices would likely be material.  Increases in costs of our suppliers to comply with such cap-and-trade rules and performance standards, such as the electricity we purchase in our operations, could also be material and would likely increase our cost of operations.  Although we believe that many of these costs should be recoverable in the rates we charge our customers, recovery is still uncertain at this time.  A climate change bill was also voted upon favorably by the Senate Committee on Energy and Public Works (the Committee) in November 2009 and has been ordered to be reported out of the Committee.  Any final bill passed out of the U.S. Senate will likely see further substantial changes and we cannot yet predict the form it may take, the timing of when any legislation will be enacted or implemented or how it may impact our operations if ultimately enacted.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis. The EPA also proposed new regulations to regulate GHGs under the Clean Air Act, which the EPA has indicated could be finalized as early as March 2010.  The effective date and substantive requirements of any EPA final rule is subject to interpretation and possible legal challenges.  In addition, it is uncertain whether federal legislation might be enacted that either delays in the implementation of any climate change regulations of the EPA or adopts a different statutory structure for regulating GHGs than is provided for pursuant to the Clean Air Act.  Therefore, the potential impact on our operations remains uncertain.

In addition, in March 2009, the EPA proposed a rule impacting emissions from reciprocating internal combustion engines, which would require us to install emission controls on  our pipeline system.  It is expected that the rule will be finalized in August 2010.  As proposed, engines subject to the regulations would have to be in compliance by August 2013.  Based upon that timeframe, we would expect that we would commence incurring expenditures in late 2010, with the majority of the work and expenditures incurred in 2011 and 2012. If the regulations are adopted as proposed, we would expect to incur approximately $14 million in capital expenditures over the period from 2010 to 2013.

Legislative and regulatory efforts are underway in various states and regions.  These rules once finalized may impose additional costs on our operations and permitting our facilities, which could include costs to purchase offset credits or emission allowances, to retrofit or install equipment or to change existing work practice standards.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations by the federal or state governments, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

Energy Legislation.  In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”.  These proposals would establish renewable energy and efficiency  standards at both the federal and state level, some of which would require a material increase of renewable sources, such as wind and solar power generation, over the next several decades.  There have also been proposals to increase the development of nuclear power and commercialize carbon capture and sequestration especially as coal-fired facilities.  Other proposals would establish incentives for energy efficiency and conservation.  Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas.  However, such proposals if enacted could negatively impact natural gas demand over the longer term.

Off-Balance Sheet Arrangements

For a discussion of our off-balance sheet arrangements, see Item 8, Financial Statements and Supplementary Data, Notes 7 and 11, which are incorporated herein by reference.

Critical Accounting Policies and Estimates

The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material impact on our results of operations. For additional information concerning our other accounting policies, see the notes to the financial statements included in Item 8, Financial Statements and Supplementary Data, Note 1.

Cost-Based Regulation. We account for our regulated operations in accordance with current Financial Accounting Standards Board’s accounting standards on rate-regulated operations. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under U.S. generally accepted accounting principles for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery or if regulatory liabilities are probable of being refunded to our customers by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We periodically evaluate the applicability of accounting standards related to regulated operations, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.

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

As of December 31, 2009, we had accrued approximately $11 million for environmental matters. Our environmental estimates range from approximately $11 million to approximately $35 million, and the amounts we have accrued represent a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($3 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($8 million to $32 million) and the lower end of the expected range has been accrued.

Accounting for Other Postretirement Benefits. We reflect an asset or liability for our postretirement benefit plan based on its over funded or under funded status.  As of December 31, 2009, our postretirement benefit plan was over funded by $9 million. Our postretirement benefit obligation and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rates used in calculating our benefit obligation. We select our discount rate by matching the timing and amount of our expected future benefit payments for our postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates. At December 31, 2009, we had a note receivable from EPB of approximately $61 million with a variable interest rate of 0.7%.  In addition, at December 31, 2009, we had a note receivable from El Paso of approximately $73 million with a variable interest rate of 1.5%.  While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates the carrying value due to the notes being due on demand and the market-based nature of the interest rates.

The table below shows the carrying value, the related weighted-average effective interest rates on our long-term interest bearing financing obligations and the fair value of these securities estimated based on quoted market prices for the same or similar issues.

	December 31, 2009								December 31, 2008
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair	Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value	Amounts	Value
	(In millions, except for rates)
Long-term debt and other financing obligations(1), including current portion — fixed rate.	$4	$5	$5	$5	$5	$626	$650	$695	$583	$502
Average interest rate	14.8%	14.8%	14.8%	14.8%	14.8%	8.6%
____________

(1) Our other financing obligations include amounts due to WYCO related to High Plains pipeline and Totem Gas Storage. See additional information in Note 6.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by the Securities and Exchange Commission (SEC) rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of    December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To The Partners of Colorado Interstate Gas Company

We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital/stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of an accounting standard update related to the measurement date and changed the measurement date of its postretirement benefit plan.

                                                                                                                                                     /s/ Ernst & Young LLP

Houston, Texas
February 26, 2010

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating revenues	$383	$323	$317
Operating expenses
Operation and maintenance	121	120	126
Depreciation and amortization	38	33	31
Taxes, other than income taxes	19	17	15
	178	170	172
Operating income	205	153	145
Other income, net	4	11	5
Interest and debt expense	(54)	(38)	(49)
Affiliated interest income, net	2	23	50
Income before income taxes	157	149	151
Income tax expense	—	—	44
Income from continuing operations	157	149	107
Discontinued operations, net of income taxes	—	—	42
Net income	$157	$149	$149

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$2	$—
Accounts and notes receivable
Customer	—	8
Affiliates	121	119
Other	1	1
Materials and supplies	9	7
Regulatory assets	1	18
Other	4	2
Total current assets	138	155
Property, plant and equipment, at cost	1,753	1,675
Less accumulated depreciation and amortization	404	413
Total property, plant and equipment, net	1,349	1,262
Other assets
Notes receivable from affiliates	33	76
Other	49	50
	82	126
Total assets	$1,569	$1,543

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$5	$11
Affiliates	23	10
Other	10	30
Taxes payable	14	10
Regulatory liabilities	13	29
Accrued interest	4	7
Contractual deposits	7	8
Other	12	9
Total current liabilities	88	114
Long-term debt and other financing obligations, less current maturities	646	580
Other liabilities	39	66
Commitments and contingencies (Note 7)
Partners’ capital	796	783
Total liabilities and partners’ capital	$1,569	$1,543

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$157	$149	$149
Less income from discontinued operations, net of income taxes	—	—	42
Income from continuing operations	157	149	107
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	38	33	31
Deferred income tax expense	—	—	8
Other non-cash income items	8	3	8
Asset and liability changes
Accounts receivable	4	(3)	3
Accounts payable	4	1	6
Taxes payable	—	—	(56)
Current assets	(5)	(2)	6
Current liabilities	(14)	(9)	—
Non-current assets	5	(14)	(4)
Non-current liabilities	(1)	2	(195)
Cash provided by (used in) continuing activities	196	160	(86)
Cash provided by discontinued activities	—	—	54
Net cash provided by (used in) operating activities	196	160	(32)
Cash flows from investing activities
Capital expenditures	(103)	(134)	(108)
Net change in notes receivable from affiliates	45	183	271
Proceeds from sale of assets	10	—	—
Other	2	3	—
Cash provided by (used in) continuing activities	(46)	52	163
Cash used in discontinued activities	—	—	(83)
Net cash provided by (used in) investing activities	(46)	52	80
Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(4)	(103)	(128)
Distributions to partners	(144)	(109)	—
Contribution from parent	—	—	7
Distribution from discontinued operations	—	—	44
Cash used in continuing activities	(148)	(212)	(77)
Cash provided by discontinued activities	—	—	29
Net cash used in financing activities	(148)	(212)	(48)
Net change in cash and cash equivalents	2	—	—
Cash and cash equivalents
Beginning of period	—	—	—
End of period	$2	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholder’s	Total Partners’
	Shares	Amount	Capital	Earnings	Income	Equity	Capital
January 1, 2007	1,000	$—	$47	$1,097	$5	$1,149	$—
Net income				111		111
Reclassification to regulatory liability (Note 8)			—		(5)	(5)	—
October 31, 2007	1,000	—	47	1,208	—	1,255	—
Conversion to general partnership (November 1, 2007)	(1,000)		(47)	(1,208)		(1,255)	1,255
Contributions							82
Distributions							(332)
Net income							38
December 31, 2007	—	—	—	—	—	—	1,043
Net income							149
Distributions							(409)
December 31, 2008	—	—	—	—	—	—	783
Net income							157
Distributions							(144)
December 31, 2009	—	$—	$—	$—	$—	$—	$796

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We are a Delaware general partnership, originally formed in 1927 as a corporation. We are owned 58 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of the El Paso Pipeline Partners, L.P. (EPB) which is majority owned by El Paso Corporation (El Paso) and 42 percent by El Paso Noric Investments III, L.L.C., a wholly owned subsidiary of El Paso. In conjunction with the formation of EPB in November 2007, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to EPB and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. Additionally, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes and settled our then existing current and deferred tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3 and 11.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of intercompany accounts and transactions.

We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations

Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations.  Under these standards, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects, certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents.

Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.

Materials and Supplies

We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system, processing plant or storage facility differs from the amount delivered or received. We value these imbalances due to or from shippers and operators utilizing current index prices. Imbalances are settled in cash or in-kind, subject to the terms of our tariff.

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

When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell or retire an entire operating unit, as defined by the FERC. We include gains or losses on dispositions of operating units in operation and maintenance expense in our income statements.

At December 31, 2009 and 2008, we had $69 million and $106 million of construction work-in-progress included in our property, plant and equipment.

We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs capitalized during the years ended December 31, 2009, 2008 and  2007, were $1 million, $2 million and $1 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of taxes) during the years ended December 31, 2009, 2008 and 2007, were $4  million, $8 million and $2 million. These equity amounts are included in other income on our income statement.

Asset and Investment Divestitures/Impairments

We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.

We reclassify the assets to be sold in our financial statements as either held-for-sale or from discontinued operations when it becomes probable that we will dispose of the assets within the next twelve months and when they meet other criteria, including whether we will have significant long-term continuing involvement with those assets after they are sold.  We cease depreciating assets in the period that they are reclassified as either held for sale or from discontinued operations, and reflect the results of our discontinued operations in our income statement separately from those of continuing operations.

Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. Cash provided by discontinued activities in the operating activities section of our cash flow statement includes all operating cash flows generated by our discontinued business during the period. Proceeds from the sale of our discontinued operations are classified in cash provided by discontinued activities in the cash flows from investing activities section of our cash flow statement. Our discontinued business participated in El Paso’s cash management program as it did not maintain separate bank accounts for its cash balances. We reflected transactions between our continuing operations and discontinued operations related to El Paso’s cash management program as financing activities in our cash flow statement. We cease depreciating assets in the period that they are reclassified as either held for sale or as discontinued operations.

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

Environmental Costs and Other Contingencies

Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

Income Taxes

Effective November 1, 2007, we converted into a general partnership in conjunction with the formation of EPB and accordingly, we are no longer subject to income taxes. As a result of our conversion into a general partnership, we settled our then existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.

Accounting for Asset Retirement Obligations

We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period that obligation is incurred. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the accretion of the liabilities described above.

We have legal obligations associated with the retirement of our natural gas pipeline, transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities primarily involve purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.

We are required to operate and maintain our natural gas pipeline and storage system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline and storage system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2009 and 2008 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

Postretirement Benefits

We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement benefit plan, see Note 8.

In accounting for our postretirement benefit plan, we record an asset or liability based on the over funded or under funded status of the plan. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability.

Effective January 1, 2008, we adopted the provisions of an accounting standard update related to measurement date and changed the measurement date of our postretirement benefit plan from September 30 to December 31.  The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.

Effective December 31, 2009, we expanded our disclosures about postretirement benefit plan assets as a result of new disclosure requirements.  See Note 8 for these expanded disclosures.

New Accounting Pronouncements Issued But Not Yet Adopted

As of December 31, 2009, the following accounting standards had not yet been adopted by us.

Transfers of Financial Assets. In June 2009, the FASB updated accounting standards on financial asset transfers. Among other items, this update eliminated the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated or not.  The changes are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010.  The adoption of this accounting standard in January 2010 did not have a material impact on our financial statements as we amended our existing accounts receivable sales program in January 2010 (see Note 11).

Variable Interest Entities. In June 2009, the FASB updated to existing accounting standards for variable interest entities to revise how companies determine the primary beneficiary of these entities, among other changes.  Companies will now be required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required.  The adoption of this accounting standard in January 2010 did not have a material impact on our financial statements.

2. Divestitures

In November 2009, we sold our Natural Buttes Compressor Station and gas processing plant to a third party for $9 million and recorded a gain of approximately $8 million related to the sale, which is included in our income statement as a reduction of operation and maintenance expense.  The historical gross cost of the assets were approximately $35 million. Pursuant to the FERC order approving the sale of the compressor station and  the processing plant, we recently filed our proposed accounting entries associated with the sale with the FERC for its approval which utilized a technical obsolescence appraisal methodology for determining the portion of the composite accumulated depreciation attributable to the plant which resulted in us recording a gain on the sale. Although we believe the entries proposed are appropriate for this sale, the FERC also utilizes other methodologies in estimating the associated accumulated depreciation that if applied could result in a non-cash loss on the sale.

In November 2007, in conjunction with the formation of EPB, we distributed 100 percent of WIC to EPB and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution.  We classify assets (or groups of assets) to be disposed of as held for sale or, if appropriate, from discontinued operations when they have received appropriate approvals to be disposed of by our management and when they meet other criteria. The table below summarizes the operating results of our discontinued operations for the year ended December 31, 2007.

(In millions)
Revenues	$97
Operating expenses	(41)
Other income, net	5
Interest and debt expense	1
Affiliated interest income, net	1
Income before income taxes	63
Income taxes	21
Income from discontinued operations, net of income taxes	$42

3. Income Taxes

In conjunction with the formation of EPB, we converted our legal structure into a general partnership effective November 1, 2007 and are no longer subject to income taxes.  We also settled our then existing current and deferred income tax balances pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program.

Components of Income Tax Expense. The following table reflects the components of income tax expense included in income from continuing operations for the year ended December 31, 2007:

(In millions)
Current
Federal	$33
State	3
36

Deferred
Federal	7
State	1
8
Total income taxes	$44

Effective Tax Rate Reconciliation. Our income tax expense included in income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for the year ended December 31, 2007:

(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$53
Increase (decrease)
Pretax income not subject to income taxes after conversion to partnership	(12)
State income taxes, net of federal income tax benefit	3
Income taxes	$44
Effective tax rate	29%

4. Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term nature of these instruments. At December 31, 2009, we had a note receivable from EPB of approximately $61 million with a variable interest rate of 0.7%.  In addition, at December 31, 2009 and 2008, we had a note receivable from El Paso of approximately $73 million and $179 million, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rates, the fair value of these notes receivable approximates the carrying value due to the notes being due on demand and the market-based nature of the interest rates.

In addition, the carrying amounts of our long-term debt, other financing obligations and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows at December 31:
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$650	$695	$583	$502

5. Regulatory Assets and Liabilities

Our non-current regulatory assets and liabilities are included in other non-current assets and liabilities on our balance sheets. Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities at December 31:

	2009	2008
	(In millions)
Current regulatory assets
Deferred fuel lost and unaccounted for gas	$—	$17
Other	1	1
Total current regulatory assets	1	18
Non-current regulatory assets
Taxes on capitalized funds used during construction	11	11
Unamortized loss on reacquired debt	6	7
Postretirement benefits	1	2
Under-collected income taxes	1	1
Total non-current regulatory assets	19	21
Total regulatory assets	$20	$39

Current regulatory liabilities
Gas retained and not used in operations	$13	$29
Non-current regulatory liabilities
Property and plant depreciation	18	19
Postretirement benefits	10	6
Total non-current regulatory liabilities	28	25
Total regulatory liabilities	$41	$54

The significant regulatory assets and liabilities include:

Difference Between Gas Retained and Gas Consumed in Operations. These amounts reflect the value of the volumetric difference between the gas retained from our customers and the gas consumed in operations.  These amounts are not included in the rate base but are expected to be recovered or refunded in subsequent fuel filing periods.

Taxes on Capitalized Funds Used During Construction. These regulatory asset balances were established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets.  Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base.  Both are recovered over the depreciable lives of the long-lived asset to which they relate.

Unamortized Loss on Reacquired Debt. These amounts represent the deferred and unamortized portion of losses on reacquired debt which are not included in the rate base, but are recovered over the original life of the debt issue through the authorized rate of return.

Postretirement Benefits. These balances represent deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plan and differences in the postretirement benefit related amounts expensed and the amounts recoverable in rates.  Postretirement benefit amounts have been included in the rate base computations and are recoverable in such periods as benefits are funded.

Property and Plant Depreciation. Amounts represent 1) the deferral of customer-funded amounts for costs of future asset retirements, and 2) the excess of ratemaking depreciation expense over the depreciation expense recorded in the financial statements.  These amounts are included in the rate base computations and the depreciation-related amounts are refunded over the lives of the long-lived assets to which they relate.

6. Long-Term Debt and Other Financing Obligations

Debt. Our long-term debt and financing obligations consisted of the following at December 31:

	2009	2008
	(In millions)
5.95% Senior Notes due March 2015	$35	$35
6.80% Senior Notes due November 2015	340	340
6.85% Senior Debentures due June 2037	100	100
Total long-term debt	475	475
Other financing obligations	175	108
Total long-term debt and other financing obligations	650	583
Less: Current maturities	4	3
Total long-term debt and other financing obligations, less current maturities	$646	$580

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

Under our various financing documents, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions. For the year ended December 31, 2009, we were in compliance with our debt-related covenants.

Other Financing Obligations. In June 2009 and November 2008, the Totem Gas Storage project and the High Plains pipeline were placed in service. Upon placing these projects in service, we transferred our title in the projects to WYCO Development LLC (WYCO) (a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which we have a 50 percent ownership interest). Although we transferred the title in these projects to WYCO, we continue to reflect the Totem Gas Storage facility and the High Plains Pipeline as property, plant and equipment in our financial statements as of December 31, 2009 due to our continuing involvement with the projects through WYCO.

We constructed the Totem Gas Storage project and the High Plains pipeline and our joint venture partner in WYCO funded 50 percent of the construction costs, which we reflected as other non-current liabilities in our balance sheet during the construction period. Upon completion of the construction, our obligations to the affiliate of PSCo for these construction advances were converted into financing obligations to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations.

Totem Gas Storage financing obligation. The Totem Gas Storage obligation has a principal amount of $69 million as of December 31, 2009 and has monthly principal payments totaling approximately $1 million each year through 2060. We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility, which is currently estimated at a 15.5% rate as of December 31, 2009.

High Plains Pipeline financing obligation. The High Plains Pipeline obligation has a principal amount of $106 million as of December 31, 2009, and has monthly principal payments totaling $3 million each year through 2043. We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the High Plains pipeline, which is currently estimated at a 15.5% rate as of December 31, 2009.

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

Similar allegations were filed in a set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado.  The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. In September 2009, the court denied the motions for class certification.  The plaintiffs have filed a motion for reconsideration. Our costs and legal exposure related to this lawsuit and claims are not currently determinable.

In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2009. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At December 31, 2009 and 2008, we had accrued approximately $11 million and $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $35 million at December 31, 2009. Our accrual at December 31, 2009 includes $8 million for environmental contingencies related to properties we previously owned.

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

For 2010, we estimate that our total remediation expenditures will be approximately $2 million, which will be expended under government directed clean-up plans.

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

Regulatory Matter

Fuel Recovery Mechanism. During 2008, we recorded cost and revenue tracker adjustments associated with the implementation of fuel and related gas cost recovery mechanisms, which the FERC approved subject to the outcome of technical conferences. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009, the FERC issued an order to us directing us to remove the cost and revenue components from our fuel recovery mechanism. Due to this order, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, our settlement, and other gas balance related items. We continue to explore options to minimize the price volatility associated with these operational pipeline activities. Our tariff continues to provide that the difference between the quantity of fuel retained and fuel used in operations and lost and unaccounted for will be flowed-through or charged to shippers.  These fuel trackers remove the impact of over or under collecting fuel and lost and unaccounted for from our operational gas costs.

Other Commitments

Capital Commitments.  At December 31, 2009, we had capital commitments of $33 million related primarily to CIG’s Raton 2010 expansion project, the majority of which will be paid in 2010. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Transportation and Storage Commitments. We have entered into transportation commitments and storage capacity contracts totaling approximately $101 million at December 31, 2009, of which $59 million is related to storage capacity contracts with our affiliate, Young Gas Storage Company, Ltd. Our annual commitments under these agreements are $18 million in 2010, $19 million in 2011, $22 million in 2012, $17 million in 2013, $17 million in 2014 and $8 million in total thereafter.

Operating Leases. We lease property, facilities and equipment under various operating leases. Future minimum annual rental commitments under our operating leases at December 31, 2009, were as follows:

Year Ending December 31,
(In millions)
2010	$2
2011	2
2012	2
2013	2
2014	3
Thereafter	1
Total	$12

Rental expense on our lease obligations for the years ended December 31, 2009, 2008 and 2007 was $2 million. These amounts include our share of rent allocated to us from El Paso.

Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations.

Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. In a financial guarantee, we are obligated to make payments if the guaranteed party failed to make payments under, or violated the terms of, the financial arrangement. During 2009, our financial guarantee with a maximum exposure of approximately $2 million was terminated.

8. Retirement Benefits

Pension and Retirement Savings Plans. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

     Postretirement Benefits Plan. We provide postretirement medical benefits for a closed group of retirees.  These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits.  In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We do not expect to make any contributions to our postretirement benefit plan in 2010.

Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for our postretirement benefit plan, we record an asset or liability based on the over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities.  Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.

The table below provides information about our postretirement benefit plan.  In 2008, we adopted the FASB’s revised measurement date provisions for other postretirement benefit plans and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008.  For 2009, the information is presented and computed as of and for the twelve months ended December 31, 2009.

	December 31, 2009	December 31, 2008
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation - beginning of period	$7	$7
Interest cost	—	1
Participant contributions	1	—
Actuarial (gain) loss	(2)	1
Benefits paid(1)	(1)	(2)
Accumulated postretirement benefit obligation - end of period	$5	$7
Change in plan assets:
Fair value of plan assets - beginning period	$12	$18
Actual return on plan assets	2	(4)
Participant contributions	1	—
Benefits paid	(1)	(2)
Fair value of plan assets - end of period	$14	$12
Reconciliation of funded status:
Fair value of plan assets	$14	$12
Less: accumulated postretirement benefit obligation	5	7
Net asset at December 31	$9	$5
____________

(1)	Amounts shown net of a subsidy of less than $1 million for each of the years ended December 31, 2009 and 2008 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions.  Although actual allocations vary from time to time from our targeted allocations, the target allocations of our postretirement plan’s assets are 65 percent equity and 35 percent fixed income securities.  We may invest assets in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.

We use various methods to determine the fair values of the assets in our other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets.  We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this  market data and the significance of non-observable data used to determine the fair value of these assets.  As of December 31, 2009, our assets are comprised of an exchange-traded mutual fund with a fair value of $1 million and common/collective trusts with a fair value of $13 million.  Our exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets.  Our common/collective trusts are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets.  We may adjust the fair value of our common/collective trusts, when necessary, for factors such as liquidity or risk of nonperformance by the issuer.  We do not have any assets that are considered Level 3 measurements.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2009 and 2008.

Expected Payment of Future Benefits. As of December 31, 2009, we expect the following benefit payments under our plan:

Year Ending December 31,	Expected Payments(1)
(In millions)
2010	$1
2011	1
2012	1
2013	1
2014	1
2015 - 2019	2
____________

(1)
Includes a reduction of less than $1 million in each of the years 2010 – 2014 and approximately $1 million in aggregate for 2015 – 2019 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs for 2009, 2008 and 2007:

	2009	2008	2007
	(Percent)
Assumptions related to benefit obligations at December 31, 2009 and 2008 and September 30, 2007 measurement dates:
Discount rate	5.06	5.82	6.05
Assumptions related to benefit costs at December 31:
Discount rate	5.82	6.05	5.50
Expected return on plan assets(1)	8.00	8.00	8.00
____________

(1)
The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.0 percent, gradually decreasing to 5.0 percent by the year 2015.  Changes in the assumed health care cost trends do not have a material impact on the amounts reported for our interest costs or our accumulated postretirement benefit obligations as of and for the years ended December 31, 2009 and 2008.

Components of Net Benefit Income. For each of the years ended December 31, the components of net benefit income are as follows:

	2009	2008	2007
	(In millions)
Interest cost	$1	$1	$1
Expected return on plan assets	(1)	(1)	(1)
Other	—	(1)	(1)
Net benefit income	$—	$(1)	$(1)

9. Transactions with Major Customer

The following table shows revenues from our major customer for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
PSCo	$154	$90	$91

10. Supplemental Cash Flow Information

The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Interest paid, net of capitalized interest	$52	$37	$52
Income tax payments	—	—	277	(1)
____________

(1) Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).

11. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline (a FERC-regulated pipeline), a state regulated intrastate pipeline, a compressor station and the Totem Gas storage. At December 31, 2009 and 2008, our investment in WYCO was approximately $14 million and $17 million, which is included in other non-current assets in our balance sheets. We have other financing obligations payable to WYCO totaling $175 million and $108 million as of December 31, 2009 and 2008, which is further described in Note 6.

Transactions with Affiliates

EPB Acquisition. In July 2009, EPB acquired an additional 18 percent ownership interest in us from El Paso.  The acquisition increased EPB’s interest in us to 58 percent.

Contributions/Distributions. On November 21, 2007, in conjunction with the formation of EPB, we made a distribution of WIC and certain other assets (described in Note 1) with a book value of approximately $332 million to El Paso and El Paso made a capital contribution of approximately $82 million to us. On September 30, 2008, prior to EPB’s acquiring an additional 30 percent ownership interest in us, we made a non-cash distribution to our partners of $300 million of our note receivable under El Paso's cash management program.  We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2009 and 2008, we paid cash distributions of approximately $144 million and $109 million to our partners. We did not make any distributions to our partners during 2007. In addition, in January 2010 we paid a cash distribution to our partners of approximately $44 million.

Cash Management Programs.  In conjunction with EPB’s acquisition of an additional interest in us as described above, during the third quarter of 2009 we began to participate in EPB’s cash management program which matches our short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources.  EPB uses the cash management program to settle intercompany transactions with us.  At December 31, 2009, we had a note receivable from EPB of approximately $61 million with an interest rate of 0.7%.  We classified  $28 million of this receivable as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.

In conjunction with EPB’s acquisition of the additional interest in us as described above, we terminated our participation in El Paso’s cash management program.  We converted our note receivable with El Paso under its cash management program into a demand note receivable from El Paso. At December 31, 2009, we had $73 million remaining under this note at an interest rate of 1.5%, which is classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. At December 31, 2008, we had a $179 million note receivable from El Paso of which $103 million was classified as current on our balance sheet. The interest rate on this variable rate note was 3.2% at December 31, 2008.

Income Taxes. Effective November 1, 2007, we converted into a general partnership as discussed in Note 1 and settled our then existing current and deferred tax balances of approximately $216 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, we also settled $9 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.

Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the year ended December 31, 2009 and 2008, we received net proceeds of approximately $0.4 billion and $0.3 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of less than $1 million on these transactions.  As of December 31, 2009 and 2008, we had approximately $37 million and $29 million of receivables outstanding with the QSPE, for which we received cash of $20 million and $21 million and received subordinated beneficial interests of approximately $17 million and $8 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $20 million and $21 million as of December 31, 2009 and 2008. We reflect the subordinated beneficial interest in receivables sold  at their fair value on the date they are issued.  These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectability of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2009 and 2008.

In January 2010, we ceased selling accounts receivable to the QSPE and began selling those receivables directly to a third party financial institution. In return, the third party financial institution pays a certain amount of cash up front for the receivables, and pays the remaining amount owed over time as cash is collected from the receivables.

Other Affiliate Balances. At December 31, 2009 and 2008, we had contractual deposits from our affiliates of $7 million and $6 million included in other current liabilities on our balance sheet.

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

We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company (TGP), our affiliates, associated with our pipeline services. We also allocate costs to WIC and Cheyenne Plains Gas Pipeline, our affiliates, for their share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.

The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Revenues from affiliates	$11	$17	$20
Operation and maintenance expenses from affiliates	101	86	60
Reimbursements of operating expenses charged to affiliates	26	26	22

12. Supplemental Selected Quarterly Financial Information (Unaudited)

Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31(1)	Total
	(In millions)
2009
Operating revenues	$97	$85	$91	$110	$383
Operating income	51	42	47	65	205
Net income	41	33	33	50	157
2008
Operating revenues	$90	$73	$71	$89	$323
Operating income	50	26	26	51	153
Net income	50	26	25	48	149
____________

(1)	The quarter ended December 31, 2009 includes a gain of $8 million related to the sale of the Natural Buttes compressor station and gas processing plant (see Note 2).

SCHEDULE II

COLORADO INTERSTATE GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007
(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Charged to Other Accounts	Balance at End of Period
2009
Environmental reserves	$13	$1	$(3)	$—	$11

2008
Environmental reserves	$15	$1	$(3)	$—	$13

2007
Legal reserves	$—	$3	$(3)	$—	$—
Environmental reserves	17	1	(3)	—	15
____________

(1)	Primarily relates to payments for environmental remediation activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of December 31, 2009.  See Item 8, Financial Statements and Supplementary Data, under Management’s Annual Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9A (T). CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management Committee and Executive Officers

 We are a Delaware general partnership with two partners, the first of which is a wholly owned subsidiary of El Paso (the “El Paso Partner”), and the second of which is a wholly owned subsidiary of EPB (the “EPB Partner”). The EPB Partner owns a 58 percent interest in our partnership, and the El Paso Partner owns our remaining 42 percent interest. A general partnership agreement governs our ownership and management. Although our management is vested in our partners, the partners have agreed to delegate our management to a management committee. Decisions of or actions taken by the management committee are binding on us. The management committee is composed of four representatives, with three representatives being designated by the EPB Partner and one representative being designated by the El Paso Partner. Each member of the management committee has full authority to act on behalf of the partner that designated such member with respect to matters pertaining to us. Each member of the management committee is entitled to one vote on each matter submitted for a vote of the management committee, and the vote of a majority of the members of the management committee constitutes action of the management committee, except for certain actions specified in the general partnership agreement that require unanimous approval of the management committee. Our officers are appointed by the management committee.

The following provides biographical information for each of our executive officers and management committee members as of February 26, 2010.

There are no family relationships among any of our executive officers or management committee members, and, unless described herein, no arrangement or understanding exists between any executive officer and any other person pursuant to which he was or is to be selected as an officer.

Name	Age	Position
James J. Cleary	55	President and Management Committee Member
John R. Sult	50	Senior Vice President and Chief Financial Officer
James C. Yardley	58	Management Committee Member
Daniel B. Martin	53	Senior Vice President and Management Committee Member
Thomas L. Price	54	Vice President and Management Committee Member

James J. Cleary. Mr. Cleary has been a member of the Management Committee of Colorado Interstate Gas Company since November 2007 and President since January 2004. He previously served as Chairman of the Board of both Colorado Interstate Gas Company and El Paso Natural Gas Company from May 2005 to August 2006. From January 2001 to December 2003, he served as President of ANR Pipeline Company. Mr. Cleary also serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

John R. Sult. Mr. Sult has been Senior Vice President and Chief Financial Officer of Colorado Interstate Gas Company since November 2009. Mr. Sult previously served as Senior Vice President, Chief Financial Officer and Controller from November 2005 to November 2009.  Mr. Sult also serves as Senior Vice President and Chief Financial Officer of our parent El Paso and as Senior Vice President and Chief Financial Officer of our affiliates El Paso Natural Gas Company, Southern Natural Gas Company and Tennessee Gas Pipeline Company. Mr. Sult previously served as Senior Vice President and Controller of El Paso from November 2005 to November 2009.  Mr. Sult held the position of Vice President and Controller at Halliburton Energy Services Company from August 2004 until joining El Paso in October 2005. Mr. Sult also serves as Director, Senior Vice President and Chief Financial Officer of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

James C. Yardley. Mr. Yardley has been a member of the Management Committee of Colorado Interstate Gas Company since November 2007. Mr. Yardley also serves as Executive Vice President of our parent El Paso with responsibility for the regulated pipeline business unit since August 2006. He has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and President since May 1998. Mr. Yardley has been President of Tennessee Gas Pipeline since February 2007 and Chairman of the Board since August 2006.  Mr. Yardley is currently a member of the board of directors of Scorpion Offshore Ltd. He also serves on the Board of Interstate Natural Gas Association of America and previously served as its Chairman. Mr. Yardley also serves as Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C., the general partner of El Paso Pipeline Partners, L.P.

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

Audit Committee, Compensation Committee and Code of Ethics

As a majority owned subsidiary of EPB, we rely on EPB for certain support services. As a result, we do not have a separate corporate audit committee or audit committee financial expert, or a separate compensation committee. Also, we have not adopted a separate code of ethics. However, our executives are subject to El Paso’s code of ethics, referred to as the “Code of Business Conduct”. The Code of Business Conduct is a value-based code that is built on five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, the Code of Business Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Business Conduct. A copy of the Code of Business Conduct is available for your review at El Paso’s website, www.elpaso.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CIG is a Delaware general partnership. CIG is owned 42 percent indirectly through a wholly owned subsidiary of El Paso, and is owned 58 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P., El Paso’s master limited partnership. The address of each of El Paso and El Paso Pipeline Partners, L.P. is 1001 Louisiana Street, Houston, Texas 77002.

The following table sets forth, as of February 12, 2010, the number of shares of common stock of El Paso owned by each of our executive officers and management committee members and all of our management committee members and executive officers as a group.

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly	Shares Underlying Options Exercisable Within 60 Days(1)	Total Shares of Common Stock Beneficially Owned	Percentage of Total Shares of Common Stock Beneficially Owned(2)
James J. Cleary	59,045	271,469	330,514	*
John R. Sult	85,588	149,985	235,573	*
James C. Yardley	274,233	477,421	751,654	*
Daniel B. Martin	151,068	242,662	393,730	*
Thomas L. Price	56,562	95,477	152,039	*
All management committee members and executive officers as a group (5 persons)	626,496	1,237,014	1,863,510	*
___________________

*	Less than 1%.

(1)
The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 12, 2010. Shares subject to options cannot be voted.

(2)	Based on 701,314,549 shares outstanding as of February 12, 2010.

The following table sets forth, as of February 12, 2010, the number of common units of EPB owned by each of our executive officers and management committee members and all of our management committee members and executive officers as a group.

Name of Beneficial Owner	Total Common Units Beneficially Owned	Percentage of Total Common Units Beneficially Owned(1)
James J. Cleary	2,000	*
John R. Sult	10,000	*
James C. Yardley	10,000	*
Daniel B. Martin	—	—
Thomas L. Price	—	—
All management committee members and executive officers as a group (5 persons)	22,000	*
___________________

*	Less than 1%.

(1)	Based on 107,484,747 units outstanding as of February 12, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

El Paso Master Limited Partnership (EPB)

We are a general partnership presently owned 58 percent indirectly through a wholly owned subsidiary of EPB and 42 percent through a wholly owned subsidiary of the El Paso.

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

Transportation Agreements

We are a party to four transportation service agreements with WIC for transportation on the WIC system at maximum recourse rates. The total volume subject to these contracts is 176,971 Dth/d. These contracts extend for various terms with 57,950 Dth/d expiring on December 31, 2011, 89,021 Dth/d expiring on July 31, 2012 and the balance expiring thereafter. In response to a solicitation of offers to turn back capacity in a WIC open season, we relinquished 70,000 Dth/d of capacity effective January 1, 2008.

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

We are party to a capacity release agreement with PSCo, whereby PSCo has released storage capacity in our affiliate, Young Gas Storage Company, Ltd., to us for a term expiring on April 30, 2025.  PSCo simultaneously contracted for a corresponding quantity of transportation and storage balancing service (which utilizes the storage capacity acquired through the capacity release).

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

For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees for the years ended December 31, 2009 and 2008 of $792,000 and $751,000, respectively, were primarily for professional services rendered by Ernst & Young LLP for the audits of the consolidated financial statements of Colorado Interstate Gas Company and its subsidiaries as well as the review of documents filed with the SEC and related consent.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2009 and 2008.

Policy for Approval of Audit and Non-Audit Fees

We are a majority owned subsidiary of both El Paso and EPB and do not have a separate audit committee. El Paso’s and EPB’s Audit Committees have adopted  pre-approval policies for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2010 Annual Meeting of Stockholders.  For a description of EPB’s pre-approval for audit and non-audit related services, see EPB’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Undertaking

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colorado Interstate Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2010.

COLORADO INTERSTATE GAS COMPANY

By:	/s/ James J. Cleary
James J. Cleary
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Colorado Interstate Gas Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James J. Cleary	President and Management Committee Member	February 26, 2010
James J. Cleary	(Principal Executive Officer)

/s/ John R. Sult	Senior Vice President and	February 26, 2010
John R. Sult	Chief Financial Officer (Principal Financial Officer)

/s/ Rosa P. Jackson	Vice President and Controller	February 26, 2010
Rosa P. Jackson	(Principal Accounting Officer)

/s/ James C. Yardley	Management Committee Member	February 26, 2010
James C. Yardley

/s/ Daniel B. Martin	Senior Vice President and Management	February 26, 2010
Daniel B. Martin	Committee Member

/s/ Thomas L. Price	Vice President and Management Committee	February 26, 2010
Thomas L. Price	Member

COLORADO INTERSTATE GAS COMPANY

EXHIBIT INDEX
December 31, 2009

Each exhibit identified below is filed as part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description
3.A	Certificate of Conversion (Exhibit 3.A to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.B	Statement of Partnership Existence (Exhibit 3.B to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.C	General Partnership Agreement dated November 1, 2007 (Exhibit 3.C to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

3.D	First Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated September 30, 2008 (Exhibit 3.A to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

3.E	Second Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated July 24, 2009 (Exhibit 3 to our Current Report on Form 8-K filed with the SEC on July 30, 2009).

*4.A	Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as Trustee.

*4.A.1	First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee.

*4.A.2	Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee.

*4.A.3	Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee.

4.A.4
Fourth Supplemental Indenture dated October 15, 2007 by and between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on October 16, 2007).

4.A.5
Fifth Supplemental Indenture dated November 1, 2007 by and among Colorado Interstate Gas Company, Colorado Interstate Issuing Corporation, and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on November 7, 2007).

*10.A	No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado.

*10.B
Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005.

*10.C	Lease Agreement dated December 17, 2008, and effective on November 1, 2008, by and between WYCO Development LLC and Colorado Interstate Gas Company.

*12	Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Colorado Interstate Gas Company.

*23	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.