Form 10-Q
period 2010-06-30
COLORADO INTERSTATE GAS CO
filed 2010-08-06
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

When we refer to “us,” “we,” “our,” “ours,” ”the company” or “CIG,” we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$97	$85	$210	$182
Operating expenses
Operation and maintenance	35	29	67	60
Depreciation and amortization	10	9	20	19
Taxes, other than income taxes	5	5	11	10
	50	43	98	89
Operating income	47	42	112	93
Other income, net	2	2	5	4
Interest and debt expense	(15)	(12)	(29)	(24)
Affiliated interest income, net	—	1	—	1
Net income	$34	$33	$88	$74

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$10	$2
Accounts and notes receivable
Customer	—	—
Affiliates	71	121
Other	20	1
Materials and supplies	8	9
Regulatory assets	—	1
Other	4	4
Total current assets	113	138
Property, plant and equipment, at cost	1,771	1,753
Less accumulated depreciation and amortization	417	404
Total property, plant and equipment, net	1,354	1,349
Other assets
Notes receivable from affiliates	29	33
Other	48	49
	77	82
Total assets	$1,544	$1,569

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$4	$5
Affiliates	17	23
Other	10	10
Taxes payable	10	14
Regulatory liabilities	12	13
Accrued interest	4	4
Contractual deposits	12	7
Other	7	12
Total current liabilities	76	88
Long-term debt and other financing obligations, less current maturities	645	646

Other liabilities	39	39

Commitments and contingencies (Note 4)
Partners’ capital	784	796
Total liabilities and partners’ capital	$1,544	$1,569

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$88	$74
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	20	19
Other non-cash income items	4	5
Asset and liability changes	(30)	(14)
Net cash provided by operating activities	82	84
Cash flows from investing activities
Capital expenditures	(14)	(61)
Net change in notes receivable from affiliates	37	62
Other	5	1
Net cash provided by investing activities	28	2
Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	—	(3)
Distributions to partners	(100)	(83)
Other	(2)	—
Net cash used in financing activities	(102)	(86)
Net change in cash and cash equivalents	8	—
Cash and cash equivalents
Beginning of period	2	—
End of period	$10	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2010, and for the quarters and six months ended June 30, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009 from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

    Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

       Transfers of Financial Assets. On January 1, 2010, we adopted an accounting standards update for financial asset transfers. Among other items, this update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting. These changes were effective for sales of financial assets occurring on or after January 1, 2010. In January 2010, we terminated our prior accounts receivable sales program under which we previously sold a senior interest in certain accounts receivable to a third party financial institution (through a wholly-owned special purpose entity). As a result, the adoption of this accounting standards update did not have a material impact on our financial statements. Upon termination of the prior accounts receivable sales program, we entered into a new accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity). The transfer of these receivables qualifies for sale accounting under the provisions of this accounting standards update. We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows. For further information, see Note 5.

       Variable Interest Entities. On January 1, 2010, we adopted an accounting standards update for variable interest entities that revises how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standards update did not have a material impact on our financial statements.

2. Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and accounts receivable and payable are representative of their fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso Pipeline Partners, L.P. (EPB) of $31 million and $61 million due upon demand with a variable interest rate of 0.9% and 0.7%.  In addition, at June 30, 2010 and December 31, 2009, we had a note receivable from El Paso Corporation (El Paso) of $66 million and $73 million, with a variable interest rate of 1.6% and 1.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates its carrying value due to the notes being due on demand and the market-based nature of the interest rates.

In addition, the estimated fair values of our long-term debt and other financing obligations, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$650	$704	$650	$695

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

Other Financing Obligations. In June 2009, the Totem Gas Storage project was placed in service. Upon placing this project in service, we transferred our title in the project to WYCO Development LLC (WYCO) (a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which we have a 50 percent ownership interest). Although we transferred the title in this storage facility to WYCO, we continue to reflect the Totem Gas Storage facility as property, plant and equipment in our financial statements as of June 30, 2010 due to our continuing involvement with the storage facility through WYCO.

We constructed the Totem Gas Storage facility and our joint venture partner in WYCO funded 50 percent of the storage facility construction costs, which we reflected as an other non-current liability in our balance sheet during the construction period. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the second quarter of 2009.  This obligation has an aggregate principal amount of $70 million as of June 30, 2010 with equal monthly principal payments due through 2060.  We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility.

For a further discussion of our long-term financing obligations, including our obligation related to our High Plains pipeline, see our 2009 Annual Report on Form 10-K.

4. Commitments and Contingencies

    Legal Proceedings

We and our affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at June 30, 2010. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

  Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2010 and December 31, 2009, we had accrued approximately $10 million and $11 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $34 million at June 30, 2010. Our accrual at June 30, 2010 includes $7 million for environmental contingencies related to properties we previously owned.

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

5. Accounts Receivable Sales Program

During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained subordinated interests in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital. During the quarter and six months ended June 30, 2009, we received $47 million and $106 million of cash related to the sale of the senior interest, collected $43 million and $79 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions. At December 31, 2009, the third party financial institution held $20 million of senior interest and we held $17 million of subordinated interest. Our subordinated interest is reflected in accounts receivable on our balance sheet. In January 2010, we terminated this accounts receivable sales programs and paid $20 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows on our statement of cash flows.

In the first quarter of 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third-party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers. Under this program, we sell receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity). As of June 30, 2010, the third party financial institution held $31 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and six months ended June 30, 2010, we received $48 million and $127 million of cash up front from the sale of the receivables and received an additional $44 million and $95 million of cash upon the collection of the underlying receivables. As of June 30, 2010, we had not collected approximately $17 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet. We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and six months ended June 30, 2010. Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows on our statement of cash flows.

Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended June 30, 2010 and 2009.

The third party financial institution involved in both of these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to direct its overall activities (and do not absorb a majority of its expected losses) since our receivables do not comprise a significant portion of its operations.

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate. We have a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline (a Federal Energy Regulatory Comission (FERC) regulated pipeline), a state regulated intrastate pipeline, a compressor station and the Totem Gas Storage facility. At June 30, 2010 and December 31, 2009, our investment in WYCO was approximately $15 million and $14 million, which is included in other non-current assets in our balance sheets. We have other financing obligations payable to WYCO totaling $175 million at June 30, 2010 and December 31, 2009.

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the six months ended June 30, 2010 and 2009, we paid cash distributions of approximately $100 million and $83 million to our partners. In addition, in July 2010, we paid a cash distribution to our partners of approximately $37 million.

Cash Management Program.  We participate in EPB’s cash management program which matches short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources.  EPB uses the cash management program to settle intercompany transactions with us.  At June 30, 2010 and December 31, 2009, we had a note receivable from EPB of approximately $31 million and $61 million. We classified $2 million of this receivable as current on our balance sheet at June 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 0.9% and 0.7% at June 30, 2010 and December 31, 2009.

Demand Note Receivable. At June 30, 2010 and December 31, 2009, we had a demand note receivable from El Paso of $66 million and $73 million with a variable interest rate of 1.6% at June 30, 2010 and 1.5% at December 31, 2009. At June 30, 2010, we classified this note as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.

Other Affiliate Balances.  At June 30, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $7 million included in current liabilities on our balance sheet.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$3	$3	$6	$6
Operation and maintenance expenses from affiliates	21	23	42	49
Reimbursement of operating expenses charged to affiliates	3	6	6	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense and (ii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and six months ended June 30, 2010 compared with the same periods in 2009.

Operating Results:	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except for volumes)
Operating revenues	$97	$85	$210	$182
Operating expenses	(50)	(43)	(98)	(89)
Operating income	47	42	112	93
Other income, net	2	2	5	4
EBIT	49	44	117	97
Interest and debt expense	(15)	(12)	(29)	(24)
Affiliated interest income, net	—	1	—	1
Net income	$34	$33	$88	$74
Throughput volumes (BBtu/d)	2,010	2,256	2,140	2,380

EBIT Analysis:	Quarter Ended June 30, 2010				Six Months Ended June 30, 2010
	Operating Revenue	Operating Expense	Other	Total	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable) (In millions)
Expansions	$8	$(1)	$(4)	$3	$14	$(2)	$(2)	$10
Reservation and other services revenues	—	—	—	—	3	—	—	3
Operational gas, revaluations and processing revenues	4	(6)	—	(2)	11	(10)	—	1
Operating and general and administrative expenses	—	1	—	1	—	4	—	4
Other(1)	—	(1)	4	3	—	(1)	3	2
Total impact on EBIT	$12	$(7)	$—	$5	$28	$(9)	$1	$20

___________
(1)	Consists of individually insignificant items.

Expansions. During the quarter and six months ended June 30, 2010, our EBIT increased primarily due to the completion of the Totem Gas Storage facility, which was placed in service in June 2009. In addition, in April 2010, we received a certificate of authorization from the FERC to construct the Raton 2010 expansion project. For a further discussion of our expansion projects, see our 2009 Annual Report on Form 10-K.

Reservation and other services revenues.  For the quarter and six months ended June 30, 2010, our EBIT increased when compared to the same periods in 2009 due to revenue generated from capacity released on off-system volumes.  Throughput for the quarter and six months ended June 30, 2010 decreased when compared to the same periods in 2009 primarily due to lower Rockies production and lower off system volumes.  However this decrease in throughput did not have a significant impact on EBIT as a material portion of our revenues are derived from firm reservation charges.

Operational Gas, Revaluations and Processing Revenues.  Our processing revenues were higher during the quarter and six months ended June 30, 2010 compared with the same period in 2009, primarily due to increased processing revenues resulting from favorable price changes and increased demand for natural gas liquids. This impact, however, was largely offset by unfavorable prices for gas consumed in processing these liquids compared with the same period in 2009.

During the quarter and six months ended June 30, 2009, we used a fuel tracker mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. On July 31, 2009, the FERC issued orders which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to fuel imbalance revaluations and related gas balance items. During the quarter and six months ended June 30, 2009, we recorded a favorable adjustment to reflect the impact of retroactively unwinding the non-volumetric provision of the fuel tracker. This price volatility impacts our earnings through the periodic non-cash revaluation of our fuel imbalances and their eventual settlement, along with other impacts to other gas balance items.   We continue to explore options to minimize the price volatility associated with these operational pipeline activities. For a further discussion of our fuel recovery mechanism, see our Annual Report on Form 10-K.

Operating and General and Administrative Expenses. During the quarter and six months ended June 30, 2010, our operating and general and administrative expenses were lower primarily as a result of decreased repair and maintenance expenses.

Interest and Debt Expense

      Interest and debt expense for the quarter and six months ended June 30, 2010, was $3 million and $5 million higher than the same periods in 2009 primarily related to the financing obligation to WYCO for the Totem Storage facility placed into service in 2009.

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter and six months ended June 30, 2009, was $1 million lower than the same periods in 2009 due primarily to lower average short-term interest rates. The following table shows the average advances due from El Paso and EPB and the average short-term interest rates for the quarters and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions, except for rates)
Average advance due from El Paso and EPB	$115	$115	$127	$131
Average short-term interest rate	1.1%	1.7%	1.1%	2.0%

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. At June 30, 2010, we had a demand note receivable from El Paso of $66 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In addition, at June 30, 2010, we had a note receivable from EPB under its cash management program of approximately $31 million. We classified $2 million as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6, for a further discussion of EPB’s and El Paso’s cash management programs. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

Although financial market conditions have improved from late 2008 and early 2009, volatility in the remainder of 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Additionally, although the impacts are difficult to quantify at this point, a prolonged recovery of the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long-term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. As of June 30, 2010, EPB had approximately $215 million of capacity available to it under its $750 million revolving credit facility.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our, EPB’s or El Paso’s ability to act opportunistically.

2010 Cash Flow Activities. Our cash flows for the six months ended June 30 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$88
Non-cash income adjustments	24
Change in other assets and liabilities	(30)
Total cash flow from operations	82

Cash Inflows
Investing activities
Net change in notes receivable from affiliates	37
Other	5
Total other cash inflows	42

Cash Outflows
Investing activities
Capital Expenditures	14

Financing activities
Distributions to partners	100
Other financing obligations	2
102

Total cash outflows	116
Net change in cash	$8

During the six months ended June 30, 2010, we generated $82 million of operating cash flows.  We primarily utilized these amounts along with net collections of our note receivables from affiliate to fund maintenance of our system as well as pay distributions to our partners. During the six months ended June 30, 2010, we paid cash distributions of approximately $100 million to our partners. In addition, in July 2010 we paid a cash distribution to our partners of approximately $37 million.  Our cash capital expenditures for the six months ended June 30, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended June 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$8	$20	$28
Expansion	6	86	92
	$14	$106	$120

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

The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources, which could materially increase the costs of our operations. Our preliminary estimate of the first-year cost to our company is less than $1 million.

The EPA has also adopted regulations that will require permits to be obtained under the Clean Air Act for GHG emissions above certain thresholds. Depending on the thresholds ultimately established by the EPA, these permit requirements could have a material impact upon the costs of our operations, could require us to install new equipment to control emissions from our facilities, and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to new and existing facilities. The EPA’s regulations are being challenged in the federal courts; however, pending such judicial reviews, the thresholds that have been established by the EPA through at least 2016 are not expected to have a material impact on our operations or financial results.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether adopted regulations will withstand likely legal challenges. Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint”. Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline system. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $8 million in capital expenditures over the period from 2010 to 2013.

In February 2010, the EPA promulgated a new one-hour National Ambient Air Quality Standard (NAAQS) for oxides of nitrogen (NO2).  The new standard is in addition to the existing annual NAAQS which was not changed.  While it is uncertain how the EPA and the states will apply the new one-hour NAAQS, the new NAAQS may impact our ability to obtain permits and other regulatory approvals with regard to existing and new facilities and may cause us to incur costs to install additional controls on existing and new facilities.   The EPA’s new rule is being challenged in the federal courts. While the new NAAQS, if upheld, could have a material impact on our cost of operations and our cost to install new facilities, we are unable, at this point, to estimate its financial impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

COLORADO INTERSTATE GAS COMPANY

Date: August 6, 2010	/s/ James J. Cleary
James J. Cleary President (Principal Executive Officer)

Date: August 6, 2010	/s/ John R. Sult
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