Form 10-Q
period 2010-09-30
COLORADO INTERSTATE GAS CO
filed 2010-11-08
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues	$89	$91	$299	$273
Operating expenses
Operation and maintenance	51	30	118	90
Depreciation and amortization	11	10	31	29
Taxes, other than income taxes	4	4	15	14
	66	44	164	133
Operating income	23	47	135	140
Other income, net	2	—	6	4
Interest and debt expense	(15)	(15)	(44)	(39)
Affiliated interest income, net	—	1	1	2
Net income	$10	$33	$98	$107

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1	$2
Accounts and notes receivable
Customer	1	—
Affiliates	98	121
Other	14	1
Materials and supplies	8	9
Regulatory assets	3	1
Other	3	4
Total current assets	128	138
Property, plant and equipment, at cost	1,815	1,753
Less accumulated depreciation and amortization	447	404
Total property, plant and equipment, net	1,368	1,349
Other assets
Notes receivable from affiliates	—	33
Other	51	49
	51	82
Total assets	$1,547	$1,569

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$7	$5
Affiliates	29	23
Other	15	10
Short-term financing obligations, including current maturities	5	4
Taxes payable	14	14
Regulatory liabilities	8	13
Accrued interest	11	4
Contractual deposits	12	7
Other	2	8
Total current liabilities	103	88
Long-term debt and other financing obligations, less current maturities	645	646

Other liabilities	42	39

Commitments and contingencies (Note 5)
Partners’ capital	757	796
Total liabilities and partners’ capital	$1,547	$1,569

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$98	$107
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	31	29
Non-cash asset write down	21	—
Other non-cash income items	3	8
Asset and liability changes	(23)	—
Net cash provided by operating activities	130	144
Cash flows from investing activities
Capital expenditures	(34)	(77)
Net change in notes receivables from affiliates	40	44
Other	4	3
Net cash provided by (used in) investing activities	10	(30)
Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	—	(3)
Distributions to partners	(137)	(109)
Other	(4)	—
Net cash used in financing activities	(141)	(112)
Net change in cash and cash equivalents	(1)	2
Cash and cash equivalents
Beginning of period	2	—
End of period	$1	$2

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this report along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2010, and for the quarters and nine months ended September 30, 2010 and 2009, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2009 from the audited balance sheet filed in our 2009 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

    Significant Accounting Policies

   The following is an update of our significant accounting policies and accounting pronouncements issued and adopted during the nine months ended September 30, 2010.

   Transfers of Financial Assets. On January 1, 2010, we adopted an accounting standards update for financial asset transfers. Among other items, this update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting. These changes were effective for sales of financial assets occurring on or after January 1, 2010. In January 2010, we terminated our prior accounts receivable sales program under which we previously sold a senior interest in certain accounts receivable to a third party financial institution (through a wholly-owned special purpose entity). As a result, the adoption of this accounting standards update did not have a material impact on our financial statements. Upon termination of the prior accounts receivable sales program, we entered into a new accounts receivable sales program under which we sell certain accounts receivable in their entirety to the third party financial institution (through a wholly-owned special purpose entity). The transfer of these receivables qualifies for sale accounting under the provisions of accounting standards update. We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows. For further information, see Note 6.

   Variable Interest Entities. On January 1, 2010, we adopted an accounting standards update for variable interest entities that revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standards update did not have a material impact on our financial statements.

2. Divestures

   In November 2009, we sold our Natural Buttes compressor station and gas processing plant to a third party for $9 million and recorded a gain of approximately $8 million related to the sale, which was included in our income statement as a reduction of operation and maintenance expense.  Pursuant to the 2009 Federal Energy Regulatory Commission (FERC) order approving the sale of the compressor station and gas processing plant we filed proposed accounting entries associated with the sale with the FERC for its approval which utilized a technical obsolescence valuation methodology for determining the portion of the composite accumulated depreciation attributable to the plant which resulted in us recording a gain on the sale in the fourth quarter of 2009. In September 2010, the FERC issued an order that utilized a different depreciation allocation methodology to estimate the net book value of the facilities. Based on the order, we recorded a non-cash adjustment as an increase of operation and maintenance expense of approximately $21 million in the third quarter of 2010 to write down net property, plant and equipment associated with the sale of the Natural Buttes facilities since it is no longer probable of recovery.  We have filed a request for rehearing and clarification of the order.

3. Fair Value of Financial Instruments

At September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents and current receivables and payables represented fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, we had an interest bearing note receivable from El Paso Pipeline Partners, L.P. (EPB) of $42 million and $61 million due upon demand with a variable interest rate of 0.8% and 0.7%.  In addition, at September 30, 2010 and December 31, 2009, we had a note receivable from El Paso Corporation (El Paso) of $52 million and $73 million, with a variable interest rate of 1.5% for both periods. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates its carrying value due to the notes being due on demand and the market-based nature of the interest rates.

In addition, the estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues. The estimated fair values of our other financing obligations are based on observable inputs other than quoted prices in active markets. A summary of the carrying amounts and estimated fair values is as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$650	$716	$650	$695

4. Long-Term Debt and Other Financing Obligations

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

Other Financing Obligations. In June 2009, the Totem Gas Storage project was placed in service. Upon placing this project in service, we transferred our title in the project to WYCO Development LLC (WYCO) (a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which we have a 50 percent ownership interest). Although we transferred the title in this storage facility to WYCO, we continue to reflect the Totem Gas Storage facility as property, plant and equipment in our financial statements as of September 30, 2010 due to our continuing involvement with the storage facility through WYCO.

We constructed the Totem Gas Storage facility and our joint venture partner in WYCO funded 50 percent of the storage facility construction costs, which we reflected as an other non-current liability in our balance sheet during the construction period. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the second quarter of 2009.  This obligation has an aggregate principal amount of $70 million as of September 30, 2010 with equal monthly principal payments due through 2060.  We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility.

For a further discussion of our long-term financing obligations, including our obligation related to our High Plains pipeline, see our 2009 Annual Report on Form 10-K.

5. Commitments and Contingencies

    Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at September 30, 2010. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

     Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2010 and December 31, 2009, we had accrued approximately $10 million and $11 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $34 million at September 30, 2010. Our accrual at September 30, 2010 includes $7 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2010, we estimate that our total remediation expenditures will be approximately less than $1 million, most of which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of $7 million in the aggregate for the remainder of 2010 through 2014. Included in this amount is approximately $6 million to be expended from 2010 to 2013 associated with the impact of the Environmental Protection Agency (EPA) rule related to emissions of hazardous air pollutants from reciprocating internal combustion engines which was finalized in August 2010. Our engines that are subject to the regulations have to be in compliance by October 2013.

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

6. Accounts Receivable Sales Program

   During 2009, we had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and we retained subordinated interests in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital. During the quarter and nine months ended September 30, 2009, we received $44 million and $150 million of cash related to the sale of the senior interest, collected $47 million and $126 million from the subordinated interest we retained in the receivables, and recognized a loss of less than $1 million on these transactions. At December 31, 2009, the third party financial institution held $20 million of senior interest and we held $17 million of subordinated interest. Our subordinated interest is reflected in accounts receivable on our balance sheet. In January 2010, we terminated this accounts receivable sales program and paid $20 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the programs, as operating cash flows on our statement of cash flows.

   In the first quarter of 2010, we entered into a new accounts receivable sales program to continue to sell accounts receivable to the third-party financial institution that qualify for sales accounting under the updated accounting standards related to financial asset transfers. Under this program, we sell receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity). As of September 30, 2010, the third party financial institution held $30 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and nine months ended September 30, 2010, we received $50 million and $177 million of cash up front from the sale of the receivables and received an additional $44 million and $139 million of cash upon the collection of the underlying receivables. As of September 30, 2010, we had not collected approximately $11 million related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet (and was initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets). We recognized a loss of less than $1 million on our accounts receivable sales during the quarter and nine months ended September 30, 2010. Because the cash received up front and the cash received as the underlying receivables are collected relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows on our statement of cash flows.

   Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended September 30, 2010 and 2009.

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

7. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate. We have a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline and the Totem Gas Storage facility (both of which are FERC regulated), a state regulated intrastate pipeline, and a compressor station. At September 30, 2010 and December 31, 2009, our investment in WYCO was approximately $15 million and $14 million, which is included in other non-current assets in our balance sheets. We have other financing obligations payable to WYCO totaling $174 million at September 30, 2010 and $175 million at December 31, 2009.

Distributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the nine months ended September 30, 2010 and 2009, we paid cash distributions of approximately $137 million and $109 million to our partners. In addition, in October 2010, we paid a cash distribution to our partners of approximately $33 million.

Cash Management Program.  We participate in EPB’s cash management program which matches short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources.  EPB uses the cash management program to settle intercompany transactions with us.  At September 30, 2010 and December 31, 2009, we had a note receivable from EPB of approximately $42 million and $61 million. We classified $42 million of this receivable as current on our balance sheet at September 30, 2010, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this variable rate note was 0.8% and 0.7% at September 30, 2010 and December 31, 2009.

Demand Note Receivable. At September 30, 2010 and December 31, 2009, we had a demand note receivable from El Paso of $52 million and $73 million with a variable interest rate of 1.5% at September 30, 2010 and December 31, 2009. At September 30, 2010, we classified this note as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.

Other Affiliate Balances.  At September 30, 2010 and December 31, 2009, we had contractual deposits from our affiliates of $7 million included in current liabilities on our balance sheet.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions)
Revenues from affiliates	$3	$3	$9	$9
Operation and maintenance expenses from affiliates	21	24	63	73
Reimbursement of operating expenses charged to affiliates	2	7	8	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2009 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe EBIT is useful to investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as interest and debt expense and affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter and nine months ended September 30, 2010 compared with the same periods in 2009.

Operating Results:	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except for volumes)
Operating revenues	$89	$91	$299	$273
Operating expenses	(66)	(44)	(164)	(133)
Operating income	23	47	135	140
Other income, net	2	—	6	4
EBIT	25	47	141	144
Interest and debt expense	(15)	(15)	(44)	(39)
Affiliated interest income, net	—	1	1	2
Net income	$10	$33	$98	$107
Throughput volumes (BBtu/d)	2,055	2,101	2,112	2,286

EBIT Analysis:	Quarter Ended September 30, 2010				Nine Months Ended September 30, 2010
	Operating Revenue	Operating Expense	Other	Total	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable) (In millions)
Expansions	$—	$—	$—	$—	$14	$(2)	$(2)	$10
Transportation revenues and expenses	1	—	—	1	4	3	—	7
Operational gas, revaluations and processing revenues	(3)	1	—	(2)	8	(12)	—	(4)
Operating and general and administrative expenses	—	(2)	—	(2)	—	2	—	2
Non-cash asset write down	—	(21)	—	(21)	—	(21)	—	(21)
Other(1)	—	—	2	2	—	(1)	4	3
Total impact on EBIT	$(2)	$(22)	$2	$(22)	$26	$(31)	$2	$(3)

___________
(1)	Consists of individually insignificant items.

   Expansions. During the nine months ended September 30, 2010, our EBIT increased primarily due to the completion of the Totem Gas Storage facility, which was placed in service in June 2009. In addition, in April 2010, we received a certificate of authorization from the FERC to construct the Raton 2010 expansion project, which is anticipated to be placed in service in the fourth quarter of 2010 and under budget by approximately 25%. For a further discussion of our expansion projects, see our 2009 Annual Report on Form 10-K.

   Transportation Revenues and Expenses.  For the quarter and nine months ended September 30, 2010, our EBIT increased when compared to the same periods in 2009 due to revenue generated from capacity released on off-system volumes and a transportation contract buy-out cost recorded in second quarter 2009.  Throughput for the quarter and nine months ended September 30, 2010 decreased when compared to the same periods in 2009 primarily due to lower on and off system volumes and lower Rockies production.  However this decrease in throughput did not have a significant impact on EBIT as a material portion of our revenues are derived from firm reservation charges.

   Operational Gas, Revaluations and Processing Revenues.  Our processing revenues were higher during the nine months ended September 30, 2010 compared with the same period in 2009, primarily due to increased processing revenues resulting from favorable price changes and increased demand for natural gas liquids. This impact, however, was largely offset by unfavorable prices for gas consumed in processing these liquids compared with the same period in 2009.

   During the quarter and nine months ended September 30, 2009, we used a fuel tracker mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. On July 31, 2009, the FERC issued orders which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to fuel imbalance revaluations and related gas balance items. During the quarter and nine months ended September 30, 2009, we recorded a favorable adjustment to reflect the impact of retroactively unwinding the non-volumetric provision of the fuel tracker. This price volatility impacts our earnings through the periodic non-cash revaluation of our fuel imbalances and their eventual settlement, along with other impacts to other gas balance items.   We continue to explore options to minimize the price volatility associated with these operational pipeline activities. For a further discussion of our fuel recovery mechanism, see our Annual Report on Form 10-K.

   Operating and General and Administrative Expenses. During the nine months ended September 30, 2010, our operating and general and administrative expenses were lower due to decreased repair and maintenance expense partially offset by higher allocated costs from El Paso. During the quarter ended September 30, 2010, our operating and general and administrative expenses increased primarily due to higher allocated costs from El Paso.

   Non-cash Asset Write Down. During the third quarter of 2010, we recorded a $21 million non-cash asset write down as an increase of operations and maintenance expense based on a FERC order related to the sale of the Natural Buttes facilities in 2009. For a further discussion of Natural Buttes, see Item 1, Financial Statements, Note 2.

Interest and Debt Expense

   Interest and debt expense for the nine months ended September 30, 2010, was $5 million higher than the same period in 2009 primarily related to the financing obligation to WYCO for the Totem Storage facility placed into service in 2009.

Affiliated Interest Income, Net

   The following table shows the average advances due from El Paso and EPB and the average short-term interest rates for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions, except for rates)
Average advance due from El Paso and EPB	$102	$127	$126	$130
Average short-term interest rate	1.3%	1.6%	1.1%	1.8%

Liquidity and Capital Resources

Liquidity Overview.  Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. At September 30, 2010, we had a demand note receivable from El Paso of $52 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In addition, at September 30, 2010, we had a note receivable from EPB under its cash management program of approximately $42 million, which we classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 7 for a further discussion of EPB’s and El Paso’s cash management programs. Our primary uses of cash are for working capital, capital expenditures and for required distributions to our partners.

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

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities, amounts available under EPB’s cash management program, the demand note receivable from El Paso and capital contributions from our partners. As of September 30, 2010, EPB had approximately $215 million of capacity available to it under its $750 million revolving credit facility and $473 million of cash.  While we do not anticipate a need to directly access the financial markets in the remainder of 2010 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions could impact our, EPB’s or El Paso’s ability to act opportunistically.

2010 Cash Flow Activities. Our cash flows for the nine months ended September 30 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$98
Non-cash asset write down	21
Non-cash income adjustments	34
Change in other assets and liabilities	(23)
Total cash flow from operations	130

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	40
Other	4
Total other cash inflows	44

Cash Outflows
Investing activities
Capital expenditures	34

Financing activities
Distributions to partners	137
Other financing obligations	4
141

Total cash outflows	175
Net change in cash	$(1)

During the nine months ended September 30, 2010, we generated $130 million of operating cash flow.  We primarily utilized these amounts along with net collections of our note receivables from affiliates to fund maintenance of our system, expansion capital expenditures, as well as pay distributions to our partners. During the nine months ended September 30, 2010, we paid cash distributions of approximately $137 million to our partners. In addition, in October 2010 we paid a cash distribution to our partners of approximately $33 million.  Our cash capital expenditures for the nine months ended September 30, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Nine Months Ended September 30, 2010	2010 Remaining	Total
	(In millions)
Maintenance	$13	$19	$32
Expansion	21	53	74
	$34	$72	$106

Commitments and Contingencies

Below is a summary of certain climate change, energy policies and pipeline integrity legislation recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 5 which is incorporated herein by reference.

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

The EPA has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources, which could materially increase the costs of our operations. Our preliminary estimate of the first year cost to our company is less than $1 million.

The EPA has also adopted regulations that will require permits to be obtained under the Clean Air Act for GHG emissions above certain thresholds. Depending on the thresholds ultimately established by the EPA, these permit requirements could have a material impact upon the costs of our operations, could require us to install new equipment to control emissions from our facilities and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to new and existing facilities. The EPA’s regulations are being challenged in the federal courts; however, pending such judicial reviews, the thresholds that have been established by the EPA through at least 2016 are not expected to have a material impact on our operations or financial results.

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

Pipeline Integrity Legislation. Several ruptures on third party pipelines have occurred recently.  In response, various legislative and regulatory reforms associated with pipeline safety and integrity issues have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our pipeline and subjecting additional pipelines (including gathering facilities) to more stringent regulation.  It is uncertain what reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

COLORADO INTERSTATE GAS COMPANY

Date: November 5, 2010	/s/ James J. Cleary
James J. Cleary President (Principal Executive Officer)

Date: November 5, 2010	/s/ John R. Sult
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