Form 10-Q
period 2011-03-31
COLORADO INTERSTATE GAS CO
filed 2011-05-09
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

When we refer to “us,” “we,” “our,” “ours,” “the company,” or “CIG,” we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010

Operating revenues	$116	$113

Operating expenses
Operation and maintenance	36	32
Depreciation and amortization	11	10
Taxes, other than income taxes	6	6
	53	48
Operating income	63	65
Other income, net	—	3
Interest and debt expense	(15)	(14)
Net income	$48	$54

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$6	$1
Accounts and notes receivable
Customer	2	1
Affiliates	3	3
Other	18	16
Materials and supplies	8	8
Regulatory assets	2	3
Other	3	3
Total current assets	42	35
Property, plant and equipment, at cost	1,850	1,850
Less accumulated depreciation and amortization	459	455
Total property, plant and equipment, net	1,391	1,395
Other assets
Note receivable from affiliate	86	63
Other	47	49
	133	112
Total assets	$1,566	$1,542

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$13	$5
Affiliates	14	19
Other	10	17
Short-term financing obligations, including current maturities	4	5
Taxes payable	14	15
Regulatory liabilities	8	8
Accrued interest	11	4
Contractual deposits	10	11
Other	3	3
Total current liabilities	87	87
Long-term debt and other financing obligations, less current maturities	649	649
Other liabilities	38	37
Commitments and contingencies (Note 3)
Partners’ capital	792	769
Total liabilities and partners’ capital	$1,566	$1,542

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$48	$54
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	11	10
Other non-cash income items	4	1
Asset and liability changes	4	(21)
Net cash provided by operating activities	67	44

Cash flows from investing activities
Capital expenditures	(13)	(6)
Net change in notes receivable from affiliates	(23)	10
Other	—	1
Net cash provided by (used in) investing activities	(36)	5

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(1)	—
Distributions to partners	(44)	(44)
Contributions from partners	19	—
Other	—	(1)
Net cash used in financing activities	(26)	(45)

Net change in cash and cash equivalents	5	4
Cash and cash equivalents
Beginning of period	1	2
End of period	$6	$6

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

    Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and you should read this report along with our 2010 Annual Report on Form 10-K.  The financial statements as of March 31, 2011, and for the quarters ended March 31, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010, was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.  Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.

    Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2011.

2. Financial Instruments

At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At March 31, 2011 and December 31, 2010, we had an interest bearing note receivable from El Paso Pipeline Partners, L.P. (EPB) of $86 million and $63 million due upon demand with a variable interest rate of 0.8% at each balance sheet date.  While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.

In addition, the carrying amounts of our long-term debt, other financing obligations, and the estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$653	$711	$654	$703

3. Commitments and Contingencies

    Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at March 31, 2011. It is possible however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

 Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2011, our accrual was approximately $10 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $33 million. Our accrual includes $6 million for environmental contingencies related to properties we previously owned.

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

For 2011, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

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

Regulatory Matter

In February 2011, the Federal Energy Regulatory Commission (FERC) approved an amendment of our 2006 rate case settlement, allowing the effective date of a required new rate case to be moved to December 1, 2011. In April 2011, we filed a second petition to amend the effective date of a required new rate case to be moved to February 1, 2012 to allow us and our shippers the opportunity to reach a settlement of the rate proceeding before it is formally filed with the FERC.  The FERC has not ruled on that petition.  At this time, the outcome of the pre-filing settlement negotiations and the outcome of the upcoming general rate case, in the event pre-filing settlement cannot be reached, are uncertain.

4. Accounts Receivable Sales Program

We participate in an accounts receivable sales program where we sell receivables in their entirety to a third-party financial institution (through a wholly-owned special purpose entity).  The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting.  The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions.  We do not consolidate the third party financial institution because we do not have the power to control, direct or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The table below contains information related to our accounts receivable sales programs.

	Quarter Ended
	March 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$113	$114
Cash received for accounts receivable sold under the program	63	79
Deferred purchase price related to accounts receivable sold	50	35
Cash received related to the deferred purchase price	47	51
Amount paid in conjunction with terminated programs (2)	—	20
____________
(1)	During the quarters ended March 31, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.
(2)
In January 2010, we terminated our previous accounts receivable sales program and paid $20 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	March 31,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$37	$37
Uncollected deferred purchase price related to accounts receivable sold (1)	18	15
____________
(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales programs as operating cash flows on our statement of cash flows.  Under the accounts receivable sales program, we service the underlying receivables for a fee.  The fair value of this servicing agreement as well as the fees earned, were not material to our financial statements for the year ended March 31, 2011 and 2010.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

 We have a 50 percent investment in WYCO Development LLC (WYCO) which we account for using the equity method of accounting. WYCO owns the High Plains pipeline and the Totem Gas storage facility (both of which are FERC regulated), a state regulated intrastate pipeline, and a compressor station. At March 31, 2011 and December 31, 2010, our investment in WYCO was approximately $15 million for each period, which is included in other non-current assets on our balance sheets. We have other financing obligations payable to WYCO totaling  $178 million and $179 million at March 31, 2011 and December 31, 2010. For the quarter ended March 31, 2011 and 2010, our equity earnings were less than $1 million and $1 million.

Transactions with Affiliates

Distributions and Contributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During both the quarter ended March 31, 2011 and 2010, we paid cash distributions of approximately $44 million to our partners. In addition, in April 2011, we paid cash distributions to our partners of approximately $51 million.  During the first quarter of 2011, we received cash contributions of approximately $19 million from our partners to fund our expansion projects and in April 2011, we received an additional $12 million.

Cash Management Program.  We participate in EPB’s cash management program which matches our short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources.  EPB uses the cash management program to settle intercompany transactions with us.  At March 31, 2011 and December 31, 2010, we had a note receivable from EPB of approximately $86 million and $63 million, both of which were classified as non-current on our balance sheets. The interest rate on this note is variable and was 0.8% at March 31, 2011 and December 31, 2010.

Other Affiliate Balances. At March 31, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $7 million for each period, included in other current liabilities on our balance sheets.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2011	2010
	(In millions)
Revenues	$3	$3
Operation and maintenance expenses	23	21
Reimbursements of operating expenses charged	2	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. We define Segment EBIT as net income adjusted for items such as interest and debt expense and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2011 compared with the same period in 2010.

Operating Results:	2011	2010
	(In millions, except for volumes)
Operating revenues	$116	$113
Operating expenses	(53)	(48)
Operating income	63	65
Other income, net	—	3
Segment EBIT	63	68
Interest and debt expense	(15)	(14)
Net income	$48	$54
Throughput volumes (BBtu/d)	2,291	2,272

	Variance
Segment EBIT Analysis:	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$6	$—	$(3)	$3
Operational gas, revaluations and processing revenues	(3)	2	—	(1)
Operating and general and administrative expenses	—	(5)	—	(5)
Other	—	(2)	—	(2)
Total impact on Segment EBIT	$3	$(5)	$(3)	$(5)

Expansions. During the quarter ended March 31, 2011, we benefited from increased reservation revenue due to the Raton 2010 expansion project placed in service December 2010. For a further discussion of our expansion projects, see our 2010 Annual Report on Form 10-K.

Operational Gas, Revaluations and Processing Revenues.  Our processing revenues were $2 million lower during the quarter ended March 31, 2011 compared with the same period in 2010, primarily due to both an unfavorable price change and decreased demand for natural gas liquids. This impact, however, was offset by lower expenses due to favorable prices for gas consumed in processing these liquids compared with the same period in 2010.

Operating and General and Administrative Expenses. During the quarter ended March 31, 2011, our operating and general and administrative expenses were higher primarily as a result of higher field repair and maintenance expenses and higher employee benefit costs.

Regulatory Matters

In February 2011, the FERC approved an amendment of our 2006 rate case settlement, allowing the effective date of a required new rate case to be moved to December 1, 2011. In April 2011, we filed a second petition to amend the effective date of a required new rate case to be moved to February 1, 2012 to allow us and our shippers the opportunity to reach a settlement of the rate proceeding before it is formally filed with the FERC.  The FERC has not ruled on that petition.  At this time, the outcome of the pre-filing settlement negotiations and the outcome of the upcoming general rate case, in the event pre-filing settlement cannot be reached, are uncertain.

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program and capital contributions from our partners, while our primary uses of cash are for working capital, capital expenditures and required distributions to our partners.  At March 31, 2011, we had a note receivable from EPB under its cash management program of approximately $86 million. We do not intend to settle any amounts owed under this note within the next twelve months and therefore classified it as non-current on our balance sheet. See Item 1, Financial Statements, Note 5 for a further discussion of EPB’s cash management program.

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available under EPB’s cash management program, and capital contributions from our partners. As of March 31, 2011, EPB had approximately $342 million of capacity available to it under its $750 million revolving credit facility and $36 million of cash.  While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions could impact our or EPB’s ability to act opportunistically.

2011 Cash Flow Activities. Our cash flows for the quarter ended March 31 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$48
Non-cash income adjustments	15
Change in assets and liabilities	4
Total cash flow from operations	67

Other Cash Inflows
Financing activities
Contributions from partners	19

Cash Outflows
Investing activities
Capital expenditures	13
Net change in note receivable from affiliate	23
Total other cash outflows	36

Financing activities
Distributions to partners	44
Other financing obligations	1
45

Total cash outflows	81
Net change in cash and cash equivalents	$5

During the quarter ended March 31, 2011, we generated $67 million of operating cash flow.  We used these amounts primarily to fund maintenance capital expenditures, as well as pay distributions to our partners. During the quarter ended March 31, 2011, we paid cash distributions of approximately $44 million to our partners. In addition, in April 2011 we paid cash distributions to our partners of approximately $51 million. In January 2011 and April 2011, we received cash contributions of approximately $19 million and $12 million from our partners to fund our expansion projects.

Our cash capital expenditures for the quarter ended March 31, 2011, and our estimated capital expenditures for the remainder of this year are listed below:

	Quarter Ended March 31, 2011	2011 Remaining	Total
	(In millions)
Maintenance	$7	$33	$40
Expansion	6	19	25
	$13	$52	$65

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 3 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2010 Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

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

COLORADO INTERSTATE GAS COMPANY

Date: May 6, 2011	/s/ James J. Cleary
James J. Cleary President (Principal Executive Officer)

Date: May 6, 2011	/s/ John R. Sult
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