Form 10-Q
period 2011-06-30
COLORADO INTERSTATE GAS CO
filed 2011-08-08
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

COLORADO INTERSTATE GAS COMPANY

Caption		Page
PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11

PART II — Other Information

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	(Removed and Reserved)	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
	Signatures	14
EX-3.A
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
     Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	BBtu = billion British thermal units
When we refer to “us,” “we,” “our,” “ours,” or “CIG,” we are describing Colorado Interstate Gas Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$100	$97	$216	$210

Operating expenses
Operation and maintenance	38	35	74	67
Depreciation and amortization	12	10	23	20
Taxes, other than income taxes	6	5	12	11

	56	50	109	98

Operating income	44	47	107	112
Other income, net	1	2	1	5
Interest and debt expense, net	(16)	(15)	(31)	(29)

Net income	$29	$34	$77	$88

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$7	$1
Accounts and notes receivable
Customer, net of allowance	1	1
Affiliates	2	3
Other	18	16
Materials and supplies	9	8
Other	5	6

Total current assets	42	35

Property, plant and equipment, at cost	1,861	1,850
Less accumulated depreciation and amortization	468	455

Total property, plant and equipment, net	1,393	1,395

Other non-current assets
Note receivable from affiliate	52	63
Other	47	49

	99	112

Total assets	$1,534	$1,542

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$7	$5
Affiliates	16	19
Other	5	17
Short-term other financing obligations, including current maturities	5	5
Taxes payable	10	15
Regulatory liabilities	9	8
Accrued interest	4	4
Contractual deposits	8	11
Other	2	3

Total current liabilities	66	87

Long-term debt and other financing obligations, less current maturities	648	649

Other non-current liabilities	38	37

Commitments and contingencies (Note 3)
Partners’ capital	782	769

Total liabilities and partners’ capital	$1,534	$1,542

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$77	$88
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	23	20
Other non-cash income items	12	4
Asset and liability changes	(19)	(30)

Net cash provided by operating activities	93	82

Cash flows from investing activities
Capital expenditures	(30)	(14)
Net change in notes receivable from affiliates	11	37
Other	(2)	5

Net cash provided by (used in) investing activities	(21)	28

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(2)	—
Distributions to partners	(95)	(100)
Contributions from partners	31	—
Other	—	(2)

Net cash used in financing activities	(66)	(102)

Net change in cash and cash equivalents	6	8
Cash and cash equivalents
Beginning of period	1	2

End of period	$7	$10

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
   Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of June 30, 2011, and for the quarters and six months ended June 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     In June 2011, El Paso Pipeline Partners L.P. (EPB) acquired an additional 28 percent ownership interest in us from El Paso Corporation (El Paso). The acquisition increased EPB’s interest in us to 86 percent with El Paso retaining the remaining 14 percent.
   Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2011.
2. Financial Instruments
     At June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At June 30, 2011 and December 31, 2010, we had an interest bearing note receivable from EPB of $52 million and $63 million due upon demand with a variable interest rate of 2.2% and 0.8%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and other financing obligations, and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt and other financing obligations, including current maturities	$653	$725	$654	$703

3. Commitments and Contingencies
   Legal Proceedings
     We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at June 30, 2011. It is possible however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
   Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2011, our accrual was approximately $10 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $33 million. Our accrual includes $6 million for environmental contingencies related to properties we previously owned.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
   Regulatory Matter
     In May 2011, we reached a pre-filing settlement with all of our shippers of a rate case required under the terms of a previous settlement. We have filed the proposed settlement with the Federal Energy Regulatory Commission (FERC) which provides for our current tariff rates to continue until our next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016. At this time, the FERC has not ruled on that petition and the outcome of this matter is not determinable.

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
     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The table below contains information related to our accounts receivable sales program.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$102	$92	$215	$206
Cash received for accounts receivable sold under the program	49	48	112	127
Deferred purchase price related to accounts receivable sold	53	44	103	79
Cash received related to the deferred purchase price	54	44	101	95
Amount paid in conjunction with terminated programs (2)	—	—	—	20

(1)	During the quarters and six months ended June 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $20 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	June 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$32	$37
Uncollected deferred purchase price related to accounts receivable sold (1)	17	15

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement as well as the fees earned, were not material to our financial statements for the quarters and six months ended June 30, 2011 and 2010.
5. Investment in Unconsolidated Affiliate and Transactions with Affiliates
   Investment in Unconsolidated Affiliate
     We have a 50 percent investment in WYCO Development LLC (WYCO). At June 30, 2011 and December 31, 2010, our investment balance in WYCO was approximately $15 million and was reflected in other non-current assets on our balance sheets. Our equity earnings for the quarter ended June 30, 2011 were $1 million and for the quarter ended June 30, 2010, our equity earnings were less than $1 million. For the six months ended June 30, 2011 and 2010, our equity earnings were $1 million. We reflect equity earnings in other income on our income statements. Additionally, for the six months ended June 30, 2011 and 2010, we received cash distributions of $1 million and less than $1 million from WYCO.

   Transactions with Affiliates
     Other Financing Obligations. We have other financing obligations payable to WYCO related to Totem Gas Storage and High Plains Pipeline. At June 30, 2011 and December 31, 2010 these other financing obligations were $178 million and $179 million. For a further discussion of our other financing obligations, see our 2010 Annual Report on Form 10-K.
     Distributions and Contributions. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During the six months ended June 30, 2011 and 2010, we paid cash distributions of approximately $95 million and $100 million to our partners. In addition, in July 2011, we paid cash distributions to our partners of approximately $31 million. During the six months ended June 30, 2011, we received cash contributions of approximately $31 million from our partners to fund our expansion projects.
     Cash Management Program. We participate in EPB’s cash management program which matches our short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At June 30, 2011 and December 31, 2010, we had a note receivable from EPB of approximately $52 million and $63 million, which was classified as non-current on our balance sheets. The interest rate on this note is variable and was 2.2% and 0.8% at June 30, 2011 and December 31, 2010.
     Other Affiliate Balances. At June 30, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $7 million at each balance sheet date, included in other current liabilities on our balance sheets.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues	$3	$3	$6	$6
Operation and maintenance expenses	24	21	47	42
Reimbursement of operating expenses	2	3	4	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as interest and debt expense and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarters and six months ended June 30, 2011 compared with the same periods in 2010.
Operating Results:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except for volumes)
Operating revenues	$100	$97	$216	$210
Operating expenses	(56)	(50)	(109)	(98)

Operating income	44	47	107	112
Other income, net	1	2	1	5

Segment EBIT	45	49	108	117
Interest and debt expense	(16)	(15)	(31)	(29)

Net income	$29	$34	$77	$88

Throughput volumes (BBtu/d)	2,061	2,010	2,175	2,140

Segment EBIT Analysis:

	Quarter Ended June 30, 2011				Six Months Ended June 30, 2011
	Variance				Variance
	Operating	Operating			Operating	Operating
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$5	$(1)	$(1)	$3	$11	$(1)	$(4)	$6
Operational gas, revaluations and processing revenues	(1)	1	—	—	(4)	3	—	(1)
Operating and general and administrative expenses	—	(4)	—	(4)	—	(9)	—	(9)
Other(1)	(1)	(2)	—	(3)	(1)	(4)	—	(5)

Total impact on Segment EBIT	$3	$(6)	$(1)	$(4)	$6	$(11)	$(4)	$(9)

(1)	Consists of individually insignificant items.
     Expansions. During 2011, we benefited from increased reservation revenues due to the Raton 2010 expansion project placed in service December 2010. For a further discussion of our expansion projects, see our 2010 Annual Report on Form 10-K.
     Operational Gas, Revaluations and Processing Revenues. Our processing revenues were $1 million and $4 million lower during the quarter and six months ended June 30, 2011 compared with the same periods in 2010, primarily due to both an unfavorable price change and decreased demand for natural gas liquids. This impact, however, was offset by lower expenses due to favorable prices for gas consumed in processing these liquids compared with the same period in 2010.

     Operating and General and Administrative Expenses. During the quarter and six months ended June 30, 2011, our operating and general and administrative expenses were higher primarily as a result of higher field repair and maintenance expenses and higher employee benefit costs.
Regulatory Matters
     In May 2011, we reached a pre-filing settlement with all of our shippers of a rate case required under the terms of a previous settlement. We have filed the proposed settlement with the FERC which provides for our current tariff rates to continue until our next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016. At this time, the FERC has not ruled on that petition and the outcome of this matter is not determinable.
Liquidity and Capital Resources
     Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program and capital contributions from our partners, while our primary uses of cash are for working capital, capital expenditures and required distributions to our partners. At June 30, 2011, we had a note receivable from EPB under its cash management program of approximately $52 million. We do not intend to settle any amounts owed under this note within the next twelve months and therefore classified it as non-current on our balance sheet. See Item 1, Financial Statements, Note 5 for a further discussion of EPB’s cash management program.
     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities, amounts available under EPB’s cash management program, and capital contributions from our partners. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically.

     Cash Flow Activities. Our cash flows for the six months ended June 30, 2011 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$77
Non-cash income adjustments	35
Change in assets and liabilities	(19)

Total cash flow from operations	93

Other Cash Inflows
Investing activities
Net change in note receivable from affiliate	11

Financing activities
Contributions from partners	31

Total other cash inflows	42

Cash Outflows
Investing activities
Capital expenditures	30
Other	2

Total other cash outflows	32

Financing activities
Distributions to partners	95
Payments to retire long-term debt and other financing obligations	2

97

Total cash outflows	129

Net change in cash and cash equivalents	$6

     During the six months ended June 30, 2011, we generated $93 million of operating cash flows. We used these amounts primarily to fund maintenance capital expenditures, as well as pay distributions to our partners. During the six months ended June 30, 2011, we paid cash distributions of approximately $95 million to our partners. In addition, in July 2011 we paid cash distributions to our partners of approximately $31 million. During 2011, we received cash contributions of approximately $31 million from our partners to fund our expansion projects.
     Our cash capital expenditures for the six months ended June 30, 2011, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended	2011
	June 30, 2011	Remaining	Total
	(In millions)
Maintenance	$16	$18	$34
Expansion	14	12	26

	$30	$30	$60

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

COLORADO INTERSTATE GAS COMPANY
Date: August 5, 2011	/s/ James J. Cleary
James J. Cleary
President (Principal Executive Officer)

Date: August 5, 2011	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

COLORADO INTERSTATE GAS COMPANY
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
*3.A	Third Amendment to General Partnership Agreement of Colorado Interstate Gas Company.

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.