Form 10-Q
period 2011-09-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2011-11-07
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-4874

Colorado Interstate Gas Company, L.L.C.
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

COLORADO INTERSTATE GAS COMPANY, L.L.C.
     Below is a list of terms that are common to our industry and used throughout this document:
     /d = per day                       BBtu = billion British thermal units
     When we refer to “us,” “we,” “our,” “ours,” or “CIG,” we are describing Colorado Interstate Gas Company, L.L.C. and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$92	$89	$308	$299

Operating expenses
Operation and maintenance	34	51	108	118
Depreciation and amortization	11	11	34	31
Taxes, other than income taxes	6	4	18	15

	51	66	160	164

Operating income	41	23	148	135
Other income, net	1	2	2	6
Interest and debt expense, net	(15)	(15)	(46)	(44)
Affiliated interest income, net	1	—	1	1

Net income	28	10	105	98

Other comprehensive income
Unrealized actuarial gains on postretirement benefit obligations	9	—	9	—

Comprehensive income	$37	$10	$114	$98

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$7	$1
Accounts and notes receivable
Customer, net of allowance	1	1
Affiliates	35	3
Other	14	16
Materials and supplies	8	8
Other	8	6

Total current assets	73	35

Property, plant and equipment, at cost	1,884	1,850
Less accumulated depreciation and amortization	487	455

Total property, plant and equipment, net	1,397	1,395

Other long-term assets
Note receivable from affiliate	22	63
Other	46	49

	68	112

Total assets	$1,538	$1,542

LIABILITIES AND MEMBERS’ EQUITY/PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$8	$5
Affiliates	18	19
Other	5	17
Short-term other financing obligations, including current maturities	5	5
Taxes payable	15	15
Regulatory liabilities	10	8
Accrued interest	11	4
Contractual deposits	8	11
Other	2	3

Total current liabilities	82	87

Long-term debt and other financing obligations, less current maturities	647	649

Other long-term liabilities	20	37

Commitments and contingencies (Note 4)
Members’ equity/partners’ capital	780	769
Accumulated other comprehensive income	9	—

Total members’ equity/partners’ capital	789	769

Total liabilities and members’ equity/partners’ capital	$1,538	$1,542

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$105	$98
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	34	31
Non-cash asset write down	—	21
Other non-cash income items	16	3
Asset and liability changes	(12)	(23)

Net cash provided by operating activities	143	130

Cash flows from investing activities
Capital expenditures	(47)	(34)
Net change in notes receivable from affiliates	9	40
Other	(2)	4

Net cash provided by (used in) investing activities	(40)	10

Cash flows from financing activities
Payments to retire other financing obligations	(3)	(4)
Distributions to partners	(126)	(137)
Contributions from partners	32	—

Net cash used in financing activities	(97)	(141)

Net change in cash and cash equivalents	6	(1)
Cash and cash equivalents
Beginning of period	1	2

End of period	$7	$1

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011, and for the quarters and nine months ended September 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation none of which impacted our reported net income or members’equity/partners’capital. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     In June 2011, El Paso Pipeline Partners L.P. (EPB) acquired an additional 28 percent ownership interest in us from El Paso Corporation (El Paso). The acquisition increased EPB’s interest in us to 86 percent with El Paso retaining the remaining 14 percent. EPB is controlled by its general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso.
     Effective August 31, 2011, we converted our legal structure to a limited liability company and changed our name to Colorado Interstate Gas Company, L.L.C.
     On October 16, 2011, El Paso announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders, the Federal Trade Commission (FTC) and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
Significant Accounting Policies
     There were no changes in the significant accounting policies described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of September 30, 2011.
2. Divestiture
     In September 2010, we recorded a non-cash adjustment as an increase of operation and maintenance expense of approximately $21 million to write down net property, plant and equipment based on a Federal Energy Regulatory Committee (FERC) order related to the sale of the Natural Buttes facilities. In October 2010, we filed a request for rehearing and clarification of the FERC order and in October 2011, the FERC denied our request. For a further discussion of Natural Buttes, see our 2010 Annual Report on Form 10-K.
3. Financial Instruments
     At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents and trade receivables and payables represent fair value because of the short-term nature of these instruments. At September 30, 2011 and December 31, 2010, we had an interest bearing note receivable from EPB of $54 million and $63 million due upon demand with a variable interest rate of 2.2% and 0.8%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.

     In addition, the carrying amounts of our long-term debt and other financing obligations, and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term debt and other financing obligations, including current maturities	$652	$707	$654	$703
4. Commitments and Contingencies
  Legal Proceedings
     We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at September 30, 2011. It is possible however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
  Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2011, our accrual was approximately $10 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $33 million. Our accrual includes $6 million for environmental contingencies related to properties we previously owned.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of approximately $5 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
  Regulatory Matter
     In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for our current tariff rates to continue until our next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016.

     Pursuant to FERC guidance, regulated pipeline companies are required to recognize a regulatory asset or liability for changes in actuarial assumptions related to their postretirement benefit plans that would otherwise be recorded in accumulated other comprehensive income if it is probable that amounts would be included in rates in future periods. As a result of our rate case settlement discussed above, we will no longer include these costs in our rates and have reclassified $9 million from a regulatory liability to accumulated other comprehensive income at September 30, 2011.
5. Accounts Receivable Sales Program
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
     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales program.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$93	$88	$308	$294
Cash received for accounts receivable sold under the program	55	50	167	177
Deferred purchase price related to accounts receivable sold	38	38	141	117
Cash received related to the deferred purchase price	43	44	144	139
Amount paid in conjunction with terminated program (2)	—	—	—	20

(1)	During the quarters and nine months ended September 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $20 million to acquire the related senior interests in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	September 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$32	$37
Uncollected deferred purchase price related to accounts receivable sold (1)	12	15

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales program as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement as well as the fees earned, were not material to our financial statements for the quarters and nine months ended September 30, 2011 and 2010.

6. Investment in Unconsolidated Affiliate and Transactions with Affiliates
  Investment in Unconsolidated Affiliate
     We have a 50 percent investment in WYCO Development LLC (WYCO). At September 30, 2011 and December 31, 2010, our investment balance in WYCO was approximately $15 million and was reflected in other non-current assets on our balance sheets. Our equity earnings for the quarters ended September 30, 2011 and 2010 were less than $1 million. For the nine months ended September 30, 2011 and 2010, our equity earnings were $1 million. We reflect equity earnings in other income on our income statements. Additionally, for the nine months ended September 30, 2011 and 2010, we received cash distributions of $1 million and less than $1 million from WYCO.
   Transactions with Affiliates
     Other Financing Obligations. We have other financing obligations payable to WYCO related to Totem Gas Storage and High Plains Pipeline. At September 30, 2011 and December 31, 2010, these other financing obligations were $176 million and $179 million. For a further discussion of our other financing obligations, see our 2010 Annual Report on Form 10-K.
     Distributions and Contributions. We are required to make distributions to our owners as defined in our partnership and limited liability company agreements on a quarterly basis. During the nine months ended September 30, 2011 and 2010, we paid cash distributions of approximately $126 million and $137 million to our partners. In addition, in October 2011, we paid cash distributions to our members of approximately $29 million. During the nine months ended September 30, 2011, we received cash contributions of approximately $32 million from our partners to fund our expansion projects. In addition, in October 2011, we received cash contributions from our members of approximately $10 million.
     Cash Management Program. We participate in EPB’s cash management program which matches our short-term cash surpluses and needs, thus minimizing our total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At September 30, 2011 and December 31, 2010, we had a note receivable from EPB of approximately $54 million and $63 million. At September 30, 2011, we have classified $32 million of this receivable as current on our balance sheet based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.2% and 0.8% at September 30, 2011 and December 31, 2010.
     Other Affiliate Balances. At September 30, 2011 and December 31, 2010, we had contractual deposits from our affiliates of $7 million.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Revenues	$3	$3	$9	$9
Operation and maintenance expenses	23	21	70	63
Reimbursement of operating expenses	3	2	7	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2010 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
     On October 16, 2011, El Paso announced a definitive agreement with KMI whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso shareholders the FTC and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
Results of Operations
     Beginning January 1, 2011, our management uses segment earnings before interest expense and income taxes (Segment EBIT) as a measure to assess the operating results and effectiveness of our business, which consists of consolidated operations as well as an investment in an unconsolidated affiliate. We believe Segment EBIT is useful to investors to provide them with the same measure used by our management to evaluate our performance and so that investors may evaluate our operating results without regard to our financing methods. Segment EBIT is defined as net income adjusted for items such as interest and debt expense and affiliated interest income. Segment EBIT may not be comparable to measures used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarters and nine months ended September 30, 2011 compared with the same periods in 2010.
Operating Results:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except for volumes)
Operating revenues	$92	$89	$308	$299
Operating expenses	(51)	(66)	(160)	(164)

Operating income	41	23	148	135
Other income, net	1	2	2	6

Segment EBIT	42	25	150	141
Interest and debt expense	(15)	(15)	(46)	(44)
Affiliated interest income, net	1	—	1	1

Net income	$28	$10	$105	$98

Throughput volumes (BBtu/d)	2,004	2,055	2,117	2,112

Segment EBIT Analysis:

	Quarter Ended September 30, 2011				Nine Months Ended September 30, 2011
	Variance				Variance
	Operating	Operating			Operating	Operating
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$5	$(1)	$—	$4	$16	$(2)	$(4)	$10
Reservation revenues and expenses	(2)	(1)	—	(3)	(4)	(3)	—	(7)
Operating and general and administrative expenses	—	(2)	—	(2)	—	(11)	—	(11)
Non-cash asset write down	—	21	—	21	—	21	—	21
Other(1)	—	(2)	(1)	(3)	(3)	(1)	—	(4)

Total impact on Segment EBIT	$3	$15	$(1)	$17	$9	$4	$(4)	$9

(1)	Consists of individually insignificant items.

     Expansions. During 2011, we benefited from increased reservation revenues due to the Raton 2010 expansion project placed in service December 2010. For a further discussion of our expansion projects, see our 2010 Annual Report on Form 10-K.
     Reservation Revenues and Expenses. During the quarter and nine months ended September 30, 2011, our reservation revenues decreased when compared to the same periods in 2010 primarily due to the nonrenewal of expiring contracts as a result of reduced basis differentials. Additionally, we experienced higher transportation expenses during the quarter and nine months ended September 30, 2011 as a result of increased third party capacity commitments.
     Operating and General and Administrative Expenses. During the quarter and nine months ended September 30, 2011, our operating and general and administrative expenses increased primarily due to higher field repair and maintenance expenses and employee benefit costs.
     Non-cash Asset Write Down. During the third quarter of 2010, we recorded a $21 million non-cash asset write down as an increase of operations and maintenance expense based on a FERC order related to the sale of the Natural Buttes facilities in 2009. In October 2010, we filed a request for rehearing and clarification of the FERC order and in October 2011, the FERC denied our request. For a further discussion of Natural Buttes, see Item 1, Financial Statements, Note 2.
Regulatory Matter
     In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for our current tariff rates to continue until our next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016.
Liquidity and Capital Resources
     Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program and capital contributions from our members, while our primary uses of cash are for working capital, capital expenditures and required distributions to our members. At September 30, 2011, we had a note receivable from EPB under its cash management program of approximately $54 million, of which $32 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1, Financial Statements, Note 6 for a further discussion of EPB’s cash management program.

     Cash Flow Activities. Our cash flows for the nine months ended September 30, 2011 are summarized as follows (in millions).

Cash Flow from Operations
Net income	$105
Non-cash income adjustments	50
Change in assets and liabilities	(12)

Total cash flow from operations	143

Other Cash Inflows
Investing activities
Net change in note receivable from affiliate	9

Financing activities
Contributions from partners	32

Total other cash inflows	41

Cash Outflows
Investing activities
Capital expenditures	47
Other	2

Total other cash outflows	49

Financing activities
Distributions to partners	126
Payments to retire other financing obligations	3

129

Total cash outflows	178

Net change in cash and cash equivalents	$6

     During the nine months ended September 30, 2011, we generated $143 million of operating cash flows. We used these amounts primarily to fund maintenance capital expenditures, as well as pay distributions to our partners. During the nine months ended September 30, 2011, we paid cash distributions of approximately $126 million to our partners. In addition, in October 2011 we paid cash distributions to our members of approximately $29 million. During 2011, we received cash contributions of approximately $32 million from our partners to fund our expansion projects. In October 2011, we received cash contributions from our members of approximately $10 million.
     Our cash capital expenditures for the nine months ended September 30, 2011, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below.

	Nine Months Ended	2011
	September 30, 2011	Remaining	Total
	(In millions)
Maintenance	$25	$11	$36
Expansion	22	2	24

	$47	$13	$60

     We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flows from operating activities, amounts available under EPB’s cash management program, and capital contributions from our members. While we do not anticipate a need to directly access the financial markets in the remainder of 2011 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our or EPB’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 4 which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2010 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Colorado Interstate Gas Company, L.L.C. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

Date: November 4, 2011	/s/ James J. Cleary

James J. Cleary
President
(Principal Executive Officer)

Date: November 4, 2011	/s/ John R. Sult

John R. Sult
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

COLORADO INTERSTATE GAS COMPANY, L.L.C.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report.

Exhibit
Number	Description

3.A	Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.