Form 10-Q
period 2012-03-31
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2012-05-04
CIK 200155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Operating revenues	$109	$116

Operating expenses
Operation and maintenance	29	36
Depreciation and amortization	11	11
Taxes, other than income taxes	6	6

	46	53

Operating income	63	63
Interest and debt expense, net	(15)	(15)

Net income	48	48
Other comprehensive income
Unrealized actuarial gains on postretirement benefit obligations	—	—

Comprehensive income	$48	$48

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2	$2
Accounts and note receivable
Customer, net of allowance	1	1
Affiliates	6	8
Other	15	14
Materials and supplies	8	8
Regulatory assets	3	3
Other	4	4

Total current assets	39	40

Property, plant and equipment, at cost	1,905	1,904
Less accumulated depreciation and amortization	502	496

Total property, plant and equipment, net	1,403	1,408

Other long-term assets
Note receivable from affiliate	92	61
Other	45	46

	137	107

Total assets	$1,579	$1,555

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable
Trade	$5	$7
Affiliates	17	19
Other	7	7
Current maturities of other financing obligations	5	5
Taxes payable	22	17
Regulatory liabilities	9	9
Contractual deposits	8	8
Other	15	9

Total current liabilities	88	81

Long-term debt and other financing obligations, less current maturities	646	647

Other long-term liabilities	15	18

Commitments and contingencies (Note 3)
Members’ equity	821	800
Accumulated other comprehensive income	9	9

Total members’ equity	830	809

Total liabilities and members’ equity	$1,579	$1,555

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$48	$48
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	11	11
Other non-cash income items	1	4
Asset and liability changes	2	4

Net cash provided by operating activities	62	67

Cash flows from investing activities
Capital expenditures	(7)	(13)
Net change in note receivable from affiliate	(27)	(23)

Net cash used in investing activities	(34)	(36)

Cash flows from financing activities
Payments to retire other financing obligations	(1)	(1)
Distributions to members/partners	(37)	(44)
Contributions from members/partners	10	19

Net cash used in financing activities	(28)	(26)

Net change in cash and cash equivalents	—	5
Cash and cash equivalents
Beginning of period	2	1

End of period	$2	$6

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. As an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles, and should be read along with our 2011 Annual Report on Form 10-K. The financial statements as of March 31, 2012, and for the quarters ended March 31, 2012 and 2011, are unaudited. The condensed consolidated balance sheet as of December 31, 2011, was derived from the audited balance sheet filed in our 2011 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2011 Annual Report on Form 10-K.

In October 2011, El Paso Corporation (El Paso) entered into a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the Federal Trade Commission (FTC) for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

Significant Accounting Policies

There were no changes in the significant accounting policies described in our 2011 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2012.

2. Financial Instruments

The following table reflects the carrying value and fair value of our long-term debt and other financing obligations:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$651	$704	$652	$702

We estimated the fair value of our long-term debt and other financing obligations (representing a Level 2 fair value measurement further discussed below) primarily based on quoted market prices for the same or similar issuances. As of March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments. The carrying amount of our affiliate note receivable approximates its fair value based on an analysis of the nature of the interest rate and our assessment of the ability to recover this amount.

We separate the fair values of our financial instruments into three levels (Levels 1, 2, and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and would be reflected at the end of the period in which the change occurs. During the quarter ended March 31, 2012, there have been no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

3. Commitments and Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at March 31, 2012. It is possible however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly, and these adjustments could be material.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2012, our accrual was approximately $9 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $31 million. Our accrual includes $6 million for environmental contingencies related to properties we previously owned.

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

For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $3 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $5 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. We are still evaluating the regulations and their impact on our operating and our financial results.

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

Other Commitments

For further discussion of our other commitments, see our 2011 Annual Report on Form 10-K.

4. Accounts Receivable Sales Program

We currently participate in an accounts receivable sales program where we sell receivables in their entirety to a third party financial institution (through a wholly-owned special purpose entity). The existing program is scheduled to terminate on May 29, 2012 however, we are evaluating options to extend the program. The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The third party financial institution involved in our accounts receivable sales program acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

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

	Quarter Ended March 31,
	2012	2011
	(In millions)
Accounts receivable sold to the third party financial institution(1)	$105	$113
Cash received for accounts receivable sold under the program	64	63
Deferred purchase price related to accounts receivable sold	41	50
Cash received related to the deferred purchase price	41	47

(1)	During the quarters ended March 31, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

	March 31,	December 31,
	2012	2011
	(In millions)
Accounts receivable sold and held by third party financial institution	$34	$36
Uncollected deferred purchase price related to accounts receivable sold(1)	14	14

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales programs as operating cash flows on our statement of cash flows. Under the accounts receivable sales program, we service the underlying receivables for a fee. The fair value of this servicing agreement as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2012 and 2011.

5. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

We have a 50 percent investment in WYCO Development L.L.C. (WYCO). At March 31, 2012 and December 31, 2011, our investment balance in WYCO was approximately $14 million and was reflected in other long-term assets on our balance sheets. Our equity earnings for the quarter ended March 31, 2012 and 2011 were less than $1 million in both periods. Additionally, for the quarter ended March 31, 2012 and 2011, we received cash distributions of less than $1 million from WYCO.

Transactions with Affiliates

Other Financing Obligations. We have other financing obligations payable to WYCO related to the Totem storage facility and the High Plains pipeline. At March 31, 2012 and December 31, 2011, these other financing obligations were $176 million and $177 million. For a further discussion of our other financing obligations, see our 2011 Annual Report on Form 10-K.

Distributions and Contributions. We are required to make distributions to our owners as defined in our limited liability company agreement on a quarterly basis. During the quarters ended March 31, 2012 and 2011, we paid cash distributions of approximately $37 million and $44 million to our members/partners. In addition, in April 2012, we paid cash distributions to our members of approximately $54 million. During quarters ended March 31, 2012 and 2011, we received cash contributions of approximately $10 million and $19 million from our members/partners to fund our expansion projects.

Cash Management Program. We participate in El Paso Pipeline Partners, L.P.’s (EPB) cash management program which matches our short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At March 31, 2012 and December 31, 2011, we had a note receivable from EPB of approximately $94 million and $67 million. We classified $2 million of this receivable as current on our balance sheet at March 31, 2012 based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.2% and 2.3% at March 31, 2012 and December 31, 2011.

Other Affiliate Balances. At March 31, 2012 and December 31, 2011, we had contractual deposits from our affiliates of $7 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Annual Report on Form 10-K. The following table shows revenues, expenses and reimbursements from our affiliates for the quarters ended March 31:

	2012	2011
	(In millions)
Revenues	$3	$3
Operation and maintenance expenses	23	23
Reimbursement of operating expenses	2	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2011 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

In October 2011, El Paso entered into a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. On May 1, 2012, KMI announced that it received approval from the FTC for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

In April 2012, EPB received a proposal from El Paso to purchase the remaining 14 percent interest in us. The proposal is subject to approval by EPB’s Board of Directors. If approved, the transaction is expected to close contemporaneously with KMI’s acquisition of El Paso.

Results of Operations

Our management uses segment earnings before interest expense and income taxes (Segment EBIT) to measure and assess the operating results and effectiveness of our business. We believe Segment EBIT is useful to our investors because it allows them to use the same performance measure analyzed internally by our management and allows them to evaluate the performance of our business without regard to the manner in which it is financed. Segment EBIT is defined as net income adjusted for items such as interest and debt expense and affiliated interest income. Segment EBIT may not be comparable to measurements used by other companies. Additionally, Segment EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our Segment EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2012 compared with the same period in 2011.

Operating Results:

	2012	2011
	(In millions, except for volumes)
Operating revenues	$109	$116
Operating expenses	(46)	(53)

Operating income and Segment EBIT	63	63
Interest and debt expense	(15)	(15)

Net income	$48	$48

Throughput volumes (BBtu/d)	2,145	2,291

Segment EBIT Analysis:

	Variance
	Operating Revenue	Operating Expense	Total
	Favorable/(Unfavorable)
	(In millions)
Reservation revenues	$(4)	$—	$(4)
Processing revenues	(3)	3	—
Other(1)	—	4	4

Total impact on Segment EBIT	$(7)	$7	$—

(1)	Consists of individually insignificant items.

Reservation Revenues. During the quarter ended March 31, 2012, our reservation revenues were lower when compared to the same period in 2011 by approximately $5 million due to the renewal of certain contracts at lower volumes or discounted rates and by approximately $2 million as a result of lower throughput due to warmer weather during the winter months and increased competition in the Rockies region. Partially offsetting these unfavorable items were revenues of approximately $3 million related to an expansion project.

Processing Revenues. We experienced lower processing revenues of approximately $3 million for the quarter ended March 31, 2012 compared to the same period in 2011 due to decreased demand offset by lower expenses associated with the gas consumed in processing liquids.

Affiliated Interest Income, Net

The following table shows the average advances due from EPB and the average short-term interest rates for the quarters ended March 31:

	2012	2011
	(In millions, except for rates)
Average advance due from EPB	$81	$82
Average short-term interest rate	2.3%	0.8%

Liquidity and Capital Resources

Liquidity Overview. Our primary sources of liquidity are cash flows from operating activities, amounts available under EPB’s cash management program and capital contributions from our members, while our primary uses of cash are for working capital, capital expenditures and required distributions to our members. At March 31, 2012, we had a note receivable from EPB under its cash management program of approximately $94 million, of which $2 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. See Item 1. Financial Statements, Note 5 for a further discussion of EPB’s cash management program.

Cash Flow Activities. Our cash flows for the quarter ended March 31, 2012 are summarized as follows (in millions):

Cash Flow from Operations
Net income	$48
Non-cash income adjustments	12
Change in assets and liabilities	2

Total cash flow from operations	62

Other Cash Inflows
Financing activities
Contributions from members	10

Cash Outflows
Investing activities
Capital expenditures	7
Net change in note receivable from affiliate	27

Total other cash outflows	34

Financing activities
Distributions to members	37
Payments to retire other financing obligations	1

38

Total cash outflows	72

Net change in cash and cash equivalents	$—

During the quarter ended March 31, 2012, we generated $62 million of operating cash flow. We used these amounts primarily to fund maintenance capital expenditures, as well as pay distributions to our members. During the quarter ended March 31, 2012, we paid cash distributions of approximately $37 million to our members. In addition, in April 2012 we paid cash distributions to our members of approximately $54 million. During the quarter ended March 31, 2012, we received cash contributions of approximately $10 million from our members to fund our expansion projects.

Our cash capital expenditures for the quarter ended March 31, 2012 are listed below (in millions):

Maintenance	$4
Expansion	3

Total	$7

We believe we have adequate liquidity available to us to meet our capital requirements and our existing operating needs through cash flow from operating activities, amounts available under EPB’s cash management program and capital contributions from our members. While we do not anticipate a need to directly access the financial markets for the remainder of 2012 for any of our operating activities or expansion capital needs based on liquidity available to us, market conditions may impact our, EPB’s or El Paso’s ability to act opportunistically. Our future plans could also be impacted by the completion of El Paso’s announced acquisition by KMI.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1. Financial Statements, Note 3 which is incorporated herein by reference and our 2011 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including our President and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and CFO concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1. Financial Statements, Note 3, which is incorporated herein by reference.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2011 Annual Report on Form 10-K under Part I, Item 1A. Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

I tem 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

COLORADO INTERSTATE GAS COMPANY, L.L.C.

Date: May 4, 2012	/s/ James J. Cleary
James J. Cleary
President
(Principal Executive Officer)

Date: May 4, 2012	/s/ John R. Sult
John R. Sult
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

COLORADO INTERSTATE GAS COMPANY, L.L.C.

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report. Exhibits filed with this report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

3.A	First Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated February 14, 2012 (incorporated by reference to Exhibit 3.B to our Annual Report on Form 10-K for the year end December 31, 2011, filed with the SEC on February 27, 2012).

*31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.