Form 10-Q
period 2012-06-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2012-08-03
CIK 200155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-4874

COLORADO INTERSTATE GAS COMPANY, L.L.C.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0173305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 713-369-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

COLORADO INTERSTATE GAS COMPANY, L.L.C. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$93	$100	$202	$216

Operating Costs, Expenses and Other
Operation and maintenance	38	38	67	74
Depreciation and amortization	11	12	22	23
Taxes, other than income taxes	6	6	12	12

Total Operating Costs, Expenses and Other	55	56	101	109

Operating Income	38	44	101	107

Other Income (Expense)
Other income, net	1	1	1	1
Interest expense, net	(16)	(16)	(31)	(31)
Affiliated interest income, net	1	—	1	—

Total Other Expense	(14)	(15)	(29)	(30)

Net Income and Comprehensive Income	$24	$29	$72	$77

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$2
Accounts and note receivable, net	35	23
Materials and supplies	8	8
Regulatory assets	3	3
Other current assets	4	4

Total current assets	50	40

Property, plant and equipment, net	1,394	1,408
Note receivable from affiliate	37	61
Other	45	46

Total Assets	$1,526	$1,555

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current portion of debt	$5	$5
Accounts payable	27	33
Accrued taxes	11	17
Regulatory liabilities	13	9
Contractual deposits	3	8
Accrued other current liabilities	7	9

Total current liabilities	66	81

Long-term liabilities and deferred credits
Long-term debt	645	647
Other long-term liabilities and deferred credits	12	18

Total long-term liabilities and deferred credits	657	665

Total Liabilities	723	746

Commitments and contingencies (Note 5)
Members’ equity	794	800
Accumulated other comprehensive income	9	9

Total Members’ Equity	803	809

Total Liabilities and Members’ Equity	$1,526	$1,555

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$72	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	23
Other non-cash income items	9	12
Changes in components of working capital:
Accounts receivable	(16)	(1)
Accounts payable	(2)	(4)
Accrued taxes	(6)	(5)
Regulatory liabilities	(2)	(9)
Other, net	(6)	—
Other long-term assets and liabilities	(7)	—

Net Cash Provided by Operating Activities	64	93

Cash Flows From Investing Activities
Capital expenditures	(14)	(30)
Net change in note receivable from affiliate	28	11
Other	—	(2)

Net Cash Provided by (Used in) Investing Activities	14	(21)

Cash Flows From Financing Activities
Payments of debt, including other financing obligations	(2)	(2)
Distributions to members/partners	(91)	(95)
Contributions from members/partners	13	31

Net Cash Used in Financing Activities	(80)	(66)

Net Increase (Decrease) in Cash and Cash Equivalents	(2)	6
Cash and Cash Equivalents, beginning of period	2	1

Cash and Cash Equivalents, end of period	$—	$7

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation and unless the context requires otherwise, references to “us,” “we,” “our,” “ours,” or “CIG,” are intended to mean Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. On May 24, 2012, El Paso Pipeline Partners, L.P. (EPB) acquired the remaining 14 percent interest in us from a wholly owned subsidiary of El Paso LLC (formerly El Paso Corporation) (El Paso), and we became an indirect wholly owned subsidiary of EPB.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

In addition, our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to in this report as our 2011 Form 10-K.

El Paso’s Merger with Kinder Morgan Inc. (KMI)

El Paso’s and KMI’s merger became effective on May 25, 2012. As of June 30, 2012, we incurred merger-related expenses of $9 million, primarily related to allocated severance costs which are included in Operation and maintenance expense in our Consolidated Statements of Income and Comprehensive Income. We do not have employees. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf.

Out of Period Adjustment

During the second quarter of 2012, we determined that certain accrued environmental liabilities established in periods prior to 2008 were overstated by approximately $6 million. We corrected this error in June 2012 by reducing accrued liabilities by approximately $6 million, with an offsetting reduction in operating expenses.

We evaluated the impact of the error and determined that it was not material to our previously reported consolidated financial statements. Additionally, we determined that the correction of the error was not material to our 2012 consolidated financial statements based on our forecasted earnings projections for the entire year.

2. Fair Value

The following table reflects the carrying amount and estimated fair value of our financial instruments measured on a recurring basis (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$650	$716	$652	$702

As of June 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these instruments. The carrying amount of our affiliate note receivable approximates its fair value based on an analysis of the nature of the interest rate and our assessment of the ability to recover this amount.

At June 30, 2012 and December 31, 2011, our financial instruments measured at fair value on a recurring basis consist of our long-term debt and other financing obligations. We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the fair values of our long-term debt and other financing obligations primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2012, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

3. Related Party Transactions

Note Receivable

We participate in EPB’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At June 30, 2012 and December 31, 2011, we had a note receivable from EPB of approximately $39 million and $67 million, respectively. We classified $2 million and $6 million of this receivable as current Accounts and note receivable, net in our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on this note is variable and was 2.2% and 2.3% at June 30, 2012 and December 31, 2011, respectively.

Accounts Receivables and Payables

We had accounts receivable with our affiliates of $3 million and $2 million at June 30, 2012 and December 31, 2011, respectively included in Accounts and note receivable, net in our Consolidated Balance Sheets. As of each balance sheet date, these receivables consisted primarily of amounts due to natural gas imbalance activity.

At June 30, 2012 and December 31, 2011, we had accounts payable with our affiliates of $23 million and $19 million, respectively included in Accounts payable in our Consolidated Balance Sheets. At each balance sheet date, these payables consisted primarily of amounts related to our operational service agreements with the following affiliates (in millions):

	June 30, 2012		December 31, 2011
El Paso Energy Service Company	$3		$5
CIG Pipeline Services Company, L.L.C.	2		4
Tennessee Gas Pipeline Company, L.L.C.	1		4
WYCO Development L.L.C. (WYCO)	14	(2)	5
Other(1)	3		1

Total	$23		$19

(1)	Includes various affiliates with insignificant balances.
(2)	Includes $9 million which was paid in July 2012.

Contractual Deposits

At December 31, 2011, we had contractual deposits from our affiliates of $7 million, included in Accrued other current liabilities in our Consolidated Balance Sheet.

Financing Obligations

We have financing obligations payable to WYCO related to the Totem storage facility and the High Plains pipeline. At June 30, 2012 and December 31, 2011, these financing obligations were $174 million and $177 million, respectively. For a further discussion of our financing obligations, see our 2011 Form 10-K.

Distributions and Contributions

We are required to make distributions to our owners as defined in our limited liability company agreement on a quarterly basis. During the six months ended June 30, 2012 and 2011, we paid cash distributions of approximately $91 million and $95 million, respectively. During the six months ended June 30, 2012 and 2011, we received cash contributions of approximately $13 million and $31 million, respectively from our owners to fund our expansion projects.

Affiliate Revenues and Expenses

We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Form 10-K. The following table shows revenues , expenses and reimbursements from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1	$3	$4	$6
Operation and maintenance expenses	31	24	54	47
Reimbursements of operating expenses	3	2	5	4

4. Accounts Receivable Sales Program

We participated in an accounts receivable sales program where we sold receivables in their entirety to a third-party financial institution (through a wholly owned special purpose entity). On June 20, 2012, we terminated the accounts receivable sales program and paid $19 million to the third-party financial institution, which consisted of sales proceeds received up front and servicing fees. We did not sell any receivables during June 2012. The sale of these accounts receivable (which were short-term assets that generally settled within 60 days) qualified for sale accounting. The third-party financial institution involved in our accounts receivable sales program acquired interests in various financial assets and issued commercial paper to fund those acquisitions. We did not consolidate the third-party financial institution because we did not have the power to control, direct or exert significant influence over its overall activities since our receivables did not comprise a significant portion of its operations.

In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price was based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales program (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounts receivable sold to the third-party financial institution(1)	$63	$102	$168	$215
Cash received for accounts receivable sold under the program	38	49	102	112
Deferred purchase price related to accounts receivable sold	25	53	66	103
Cash received related to the deferred purchase price	27	54	68	101

(1)	During the three and six months ended June 30, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

December 31, 2011(2)
Accounts receivable sold and held by third-party financial institution	$36
Uncollected deferred purchase price related to accounts receivable sold (1)	14

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).
(2)	There were no balances outstanding as of June 30, 2012 since all balances were settled when the accounts receivable sales program was terminated on June 20, 2012.

The deferred purchase price related to the accounts receivable sold was reflected as Accounts and note receivable, net in our Consolidated Balance Sheet at December 31, 2011. Because the cash received up front and the deferred purchase price related to the sale or ultimate collection of the underlying receivables, and were not subject to significant other risks given their short term nature, we reflected all cash flows under the accounts receivable sales program as Operating cash flows in our Consolidated Statements of Cash Flows. Under the accounts receivable sales program, we serviced the underlying receivables for a fee.

5. Litigation, Environmental and Other Contingencies

Legal Proceedings

We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at June 30, 2012. It is possible however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly, and these adjustments could be material.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2012, our accrual for environmental matters was approximately $4 million. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related legal costs. Our accrual includes $1 million for environmental contingencies related to properties we previously owned.

For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the United States Environmental Protection Agency’s (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

Our recorded liabilities reflect our current estimates of amounts we will spend on remediation projects in various stages of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Clean Air Act Emission Regulation. On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. We are still evaluating the regulations and their impact on our operations and our financial results.

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

Other Commitments

For further discussion of our other commitments, see our 2011 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report), (ii) our consolidated financial statements and related notes included in our 2011 Form 10-K, and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2011 Form 10-K. We prepared our consolidated financial statements in accordance with United States generally accepted accounting principles. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

On May 24, 2012, El Paso Pipeline Partners, L.P. (EPB) acquired the remaining 14 percent interest in us from a wholly owned subsidiary of El Paso LLC (formerly El Paso Corporation) (El Paso), and we became an indirect wholly owned subsidiary of EPB. El Paso Corporation’s and Kinder Morgan Inc.’s (KMI) merger became effective on May 25, 2012.

Results of Operations

We previously reported earnings before interest expense and income taxes as our performance measure. As a result of El Paso’s and KMI’s merger, management now assesses our performance based on our earnings before depreciation and amortization (EBDA), which excludes depreciation and amortization, general and administrative expenses and interest expense, net. Our management uses EBDA as a measure to assess the operating results and effectiveness of our business. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below is a reconciliation of our EBDA to net income for the six months ended June 30, 2012 compared with the same period in 2011 (in millions).

	Six Months Ended June 30,
	2012	2011
EBDA(a)	$151	$150
Depreciation and amortization expense	(22)	(23)
General and administrative expenses	(27)	(19)
Interest expense, net	(30)	(31)

Net income	$72	$77

(a)	The 2012 period includes a $4 million charge to operating expenses which was associated with a canceled software implementation project and a $6 million reduction to operating expenses for an out of period correction of an error. For additional information related to the correction of the accounting error, see Part I, Item 1, Note 1.

	Six Months Ended June 30,
	2012	2011
Revenues	$202	$216
Operating expenses	(52)	(67)
Other, net	1	1

EBDA	$151	$150

Throughput volumes (Billion British thermal units per day)	2,108	2,175

EBDA

The items described in footnote (a) above increased our EBDA by $2 million for the six months ended June 30, 2012 compared to the same period in 2011. After adjusting for these items, EBDA decreased by $1 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the following items:

During the six months ended June 30, 2012, our reservation revenues were lower by approximately $6 million due to the renewal of certain contracts at lower volumes or discounted rates. In addition, we experienced lower interruptible revenues of approximately $2 million resulting from reduced throughput due to milder winter weather along the Front Range of the Rockies. Partially offsetting these unfavorable impacts to our revenues were higher contractor costs during 2011 of approximately $6 million mainly due to increased pipeline repair costs.

General and Administrative Expense

During the six months ended June 30, 2012 as compared to the same period in 2011, our general and administrative expenses were higher by $8 million primarily due to allocated severance costs recorded in 2012 related to El Paso’s and KMI’s merger.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A “Risk Factors” of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K and in this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

Subsequent to El Paso’s and KMI’s merger in May 2012, our internal controls over financial reporting were impacted by changes made to conform our entity-level controls, monitoring activities and disclosure controls and procedures to the existing controls, activities and procedures of KMI. Additional changes are expected to occur in future periods. None of these changes are in response to any identified deficiency or weakness in our internal control over financial reporting.

There were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Note 5 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2011 Form 10-K. The information contained in Item 1A updates, and should be read in conjunction with, related information set forth in Part I, Item 1A in our 2011 Form 10-K, in addition to the unaudited interim consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Form 10-Q.

We are controlled by EPB, which is in turn controlled by its general partner, which is indirectly owned by KMI. KMI also indirectly owns the common stock of the general partner of Kinder Morgan Energy Partners, L.P. (KMP), which may result in conflicts of interest.

KMI owns EPB’s general partner and as a result controls EPB and us. KMI also owns the common stock of the general partner of KMP, a publicly traded partnership with which we and EPB compete in the natural gas gathering, processing and transportation business. The directors and officers of EPB’s general partner and its affiliates have fiduciary duties to manage EPB’s general partner in a manner that is beneficial to KMI, its ultimate parent corporation. At the same time, EPB’s general partner has fiduciary duties to manage EPB in a manner that is beneficial to EPB’s unitholders. Therefore, EPB’s general partner’s duties to EPB and us may conflict with the duties of its officers and directors to KMI. As a result of these conflicts of interest, EPB’s general partner may favor its own interest or those of KMI, KMP, or their owners or affiliates over the interest of EPB’s unitholders or us.

Our business, financial condition and operating results may be affected adversely by increased costs of capital or a reduction in the availability of credit.

Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings could cause our cost of doing business to increase by limiting our access to capital, limiting our ability to pursue acquisition opportunities and reducing our cash flows. Our credit ratings may be impacted by our leverage, liquidity, credit profile and potential transactions. Also, continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect our business, financial condition and results of operations.

In addition, due to our relationship with KMI, our credit ratings, and thus our ability to access the capital markets and the terms and pricing we receive therein, may be adversely affected by any impairments to KMI’s financial condition or adverse changes in its credit ratings. Although the ratings from credit agencies are not recommendations to buy, sell or hold our securities, our credit ratings will generally affect the market value of our debt instruments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

3.B	Second Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated May 24, 2012 (incorporated by reference to Exhibit 10.2 to El Paso Pipeline Partners, L.P.’s Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 24, 2012).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date: August 3, 2012	By: /s/ Kimberly A. Dang
Kimberly A. Dang
Chief Financial Officer (principal financial officer)