Form 10-Q
period 2012-09-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2012-11-05
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-4874
____________________________________________________
 COLORADO INTERSTATE GAS COMPANY, L.L.C.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________

Delaware	84-0173305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: 713-369-9000
____________________________________________________
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

COLORADO INTERSTATE GAS COMPANY, L.L.C.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$89	$92	$291	$308
Operating Costs, Expenses and Other
Operation and maintenance	26	34	93	108
Depreciation and amortization	11	11	33	34
Taxes, other than income taxes	3	6	15	18
Total Operating Costs, Expenses and Other	40	51	141	160
Operating Income	49	41	150	148
Other Income (Expense)
Other income, net	1	1	2	2
Interest expense, net	(16)	(15)	(47)	(46)
Affiliated interest income, net	—	1	1	1
Total Other Expense	(15)	(13)	(44)	(43)
Net Income	34	28	106	105
Other Comprehensive Income
Adjustments to postretirement benefit plan liabilities	—	9	—	9
Comprehensive Income	$34	$37	$106	$114
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2	$2
Accounts and note receivable, net	33	23
Materials and supplies	8	8
Regulatory assets	6	3
Other current assets	3	4
Total current assets	52	40
Property, plant and equipment, net	1,391	1,408
Note receivable from affiliate	31	61
Other	45	46
Total Assets	$1,519	$1,555
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current portion of debt	$5	$5
Accounts payable	11	33
Accrued interest	11	4
Accrued taxes	14	17
Regulatory liabilities	10	9
Contractual deposits	3	8
Accrued other current liabilities	3	5
Total current liabilities	57	81
Long-term liabilities and deferred credits
Long-term debt	644	647
Other long-term liabilities and deferred credits	11	18
Total long-term liabilities and deferred credits	655	665
Total Liabilities	712	746
Commitments and contingencies (Note 5)
Members’ equity	798	800
Accumulated other comprehensive income	9	9
Total Members’ Equity	807	809
Total Liabilities and Members’ Equity	$1,519	$1,555
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$106	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	34
Other non-cash income items	4	16
Changes in components of working capital:
Accounts receivable	(16)	2
Accounts payable	(18)	(1)
Accrued interest	7	7
Accrued taxes	(3)	—
Regulatory liabilities	(2)	(14)
Other, net	(7)	—
Other long-term assets and liabilities	(10)	(6)
Net Cash Provided by Operating Activities	94	143
Cash Flows From Investing Activities
Capital expenditures	(19)	(47)
Net change in note receivable from affiliate	36	9
Other	—	(2)
Net Cash Provided by (Used in) Investing Activities	17	(40)
Cash Flows From Financing Activities
Payments of debt, including other financing obligations	(3)	(3)
Distributions to members/partners	(121)	(126)
Contributions from members/partners	13	32
Net Cash Used in Financing Activities	(111)	(97)
Net Increase in Cash and Cash Equivalents	—	6
Cash and Cash Equivalents, beginning of period	2	1
Cash and Cash Equivalents, end of period	$2	$7
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
El Paso’s Merger with Kinder Morgan, Inc. (KMI)
El Paso’s and KMI’s merger became effective on May 25, 2012. Through September 30, 2012, we incurred merger-related expenses of $10 million, primarily related to allocated severance costs which are included in Operation and maintenance expense in our Consolidated Statements of Income and Comprehensive Income. We do not have employees. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf.
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

2. Fair Value
The following table reflects the carrying amount and estimated fair value of our financial instruments measured on a recurring basis (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$649	$731	$652	$702
As of September 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these instruments. The carrying amount of our affiliate note receivable approximates its fair value based on an analysis of the nature of the interest rate and our assessment of the ability to recover this amount.

At September 30, 2012 and December 31, 2011, our financial instruments measured at fair value on a recurring basis consist of our long-term debt and other financing obligations. We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the fair values of our long-term debt and other financing obligations primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2012, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

3. Related Party Transactions
Note Receivable
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. At September 30, 2012 and December 31, 2011, we had a note receivable from EPB of approximately $31 million and $67 million, respectively. The interest rate on this note is variable and was 2.2% and 2.3% at September 30, 2012 and December 31, 2011, respectively.
Accounts Receivable and Payable
We had accounts receivable with our affiliates of $2 million at December 31, 2011 included in Accounts and note receivable, net in our Consolidated Balance Sheets. This receivable consisted primarily of amounts due to natural gas imbalance activity.
At September 30, 2012 and December 31, 2011, we had accounts payable with our affiliates of $7 million and $19 million, respectively, included in Accounts payable in our Consolidated Balance Sheets. At each balance sheet date, these payables consisted primarily of amounts related to our operational service agreements with the following affiliates (in millions):

	September 30, 2012	December 31, 2011
El Paso Energy Service Company	$—	$5
CIG Pipeline Services Company, L.L.C.	—	4
Tennessee Gas Pipeline Company, L.L.C.	—	4
WYCO Development L.L.C. (WYCO)	6	5
Other(1)	1	1
Total	$7	$19
 _____________________

(1)	Includes various affiliates with insignificant balances.
Contractual Deposits
At December 31, 2011, we had contractual deposits from our affiliates of $7 million, included in Contractual deposits in our Consolidated Balance Sheet.

Financing Obligations
We have financing obligations payable to WYCO related to the Totem storage facility and the High Plains pipeline. At September 30, 2012 and December 31, 2011, these financing obligations were $173 million and $177 million, respectively. For a further discussion of our financing obligations, see our 2011 Form 10-K.
Distributions and Contributions
We are required to make distributions to our owners as defined in our limited liability company agreement on a quarterly basis. During the nine months ended September 30, 2012 and 2011, we paid cash distributions of approximately $121 million and $126 million, respectively. During the nine months ended September 30, 2012 and 2011, we received cash contributions of approximately $13 million and $32 million, respectively from our owners to fund our expansion projects.

Affiliate Revenues and Expenses
We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Form 10-K. The following table shows revenues , expenses and reimbursements from our affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1	$3	$5	$9
Operation and maintenance expenses	17	23	71	70
Reimbursements of operating expenses	3	3	8	7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	(2)	2012	2011
Accounts receivable sold to the third-party financial institution(1)	$93		$168	$308
Cash received for accounts receivable sold under the program	55		102	167
Deferred purchase price related to accounts receivable sold	38		66	141
Cash received related to the deferred purchase price	43		68	144
 ____________________

(1)	Losses recognized on the sale of accounts receivable were immaterial for the periods presented.

(2)	Because the accounts receivable sales program was terminated in June 2012, there was no activity in the three months ended September 30, 2012.

	December 31, 2011	(4)
Accounts receivable sold and held by third-party financial institution	$36
Uncollected deferred purchase price related to accounts receivable sold (3)	14
____________________

(3)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets (Level 2 fair value measurement).

(4)	There were no balances outstanding as of September 30, 2012 since all balances were settled in June 2012 when the accounts receivable sales program was terminated.
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

5. Litigation, Environmental and Other Contingencies
Legal Proceedings
We and our affiliates are named defendants in numerous legal proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal proceedings at September 30, 2012. It is possible however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly, and these adjustments could be material.
Environmental Matters
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2012, our accrual for environmental matters was approximately $3 million. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related legal costs. Our accrual includes $1 million for environmental contingencies related to properties we previously owned.
For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the United States Environmental Protection Agency’s (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
Our recorded liabilities reflect our current estimates of amounts we will spend on remediation projects in various stages of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
Clean Air Act Emission Regulation. On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. Based on our evaluation of the regulations and their impact on our operations and our financial results, we do not anticipate a material impact on our operations or financial results.

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
On May 24, 2012, El Paso Pipeline Partners, L.P. (EPB) acquired the remaining 14 percent interest in us from a wholly owned subsidiary of El Paso LLC (formerly El Paso Corporation) (El Paso), and we became an indirect wholly owned subsidiary of EPB. El Paso’s and Kinder Morgan, Inc.’s (KMI) merger became effective on May 25, 2012.

Results of Operations
We previously reported earnings before interest expense and income taxes as our performance measure. As a result of El Paso’s and KMI’s merger, management now assesses our performance based on our earnings before depreciation and amortization (EBDA), which excludes depreciation and amortization, general and administrative expenses and interest expense, net. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
Below is a reconciliation of our EBDA to net income for the nine months ended September 30, 2012 compared with the same period in 2011 (in millions).

	Nine Months Ended September 30,
	2012	2011
EBDA(a)	$219	$214
Depreciation and amortization expense	(33)	(34)
General and administrative expenses(b)	(34)	(30)
Interest expense, net	(46)	(45)
Net income	$106	$105
 ____________________

(a)
The 2012 period includes a $4 million charge to operating expenses which was associated with a canceled software implementation project and a $6 million reduction to operating expenses for an out of period correction of an error. For additional information related to the correction of the accounting error, see Part I, Item 1, Note 1.

(b)
Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable.

Below are the components of EBDA, our throughput volumes and an analysis of our operating results for the nine months ended September 30, 2012 as compared to the same periods in 2011 (in millions, except operating statistics).

	Nine Months Ended September 30,
	2012	2011
Revenues	$291	$308
Operating expenses	(74)	(96)
Other, net	2	2
EBDA	$219	$214
Throughput volumes (Billion British thermal units per day)	2,124	2,117

EBDA
The items described in footnote (a) above increased our EBDA by $2 million for the nine months ended September 30, 2012 compared to the same period in 2011. After adjusting for these items, EBDA increased by $3 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the following items:
In the nine months ended September 30, 2012 compared to the same period in 2011, we benefited from favorable property tax adjustments of $3 million during 2012 and higher contractor, labor and supply costs of approximately $8 million due in part to increased pipeline repair costs during 2011. Partially offsetting these favorable impacts were lower transportation revenues of approximately $8 million primarily due to the renewal of certain contracts at lower volumes or discounted rates and reduced throughput resulting from milder winter weather along the Front Range of the Rockies.
General and Administrative Expense
During the nine months ended September 30, 2012 as compared to the same period in 2011, our general and administrative expenses were higher by $4 million primarily due to allocated severance costs of approximately $10 million recorded in 2012 related to El Paso’s and KMI’s merger. These costs were offset by lower employee benefit costs in 2012 resulting from merger-related headcount reductions.

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

Item 4. Controls and Procedures.
As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

*101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (ii) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iii) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) the notes to our Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date: November 5, 2012

By: /s/ Kimberly A. Dang
Kimberly A. Dang
Chief Financial Officer
(principal financial officer)