Form 10-Q
period 2013-03-31
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2013-05-03
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$108	$109
Operating Costs and Expenses
Operation and maintenance	26	29
Depreciation and amortization	11	11
Taxes, other than income taxes	5	6
Total Operating Costs and Expenses	42	46
Operating Income	66	63
Interest expense, net	(15)	(15)
Net Income and Comprehensive Income	51	48
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5	$1
Accounts receivable, net of allowance	35	38
Inventories	8	8
Regulatory assets	4	6
Other current assets	11	6
Total current assets	63	59

Property, plant and equipment, net	1,367	1,385
Note receivable from affiliate	55	36
Deferred charges and other assets	45	45
Total Assets	$1,530	$1,525

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Current portion of debt	$5	$5
Accounts payable	20	11
Accrued interest	11	4
Accrued taxes, other than income	10	15
Regulatory liabilities	6	9
Contractual deposits	5	4
Accrued other current liabilities	3	3
Total current liabilities	60	51
Long-term liabilities and deferred credits
Long-term debt	641	642
Other long-term liabilities and deferred credits	14	14
Total long-term liabilities and deferred credits	655	656
Total Liabilities	715	707
Commitments and contingencies (Note 5)
Member's equity	805	808
Accumulated other comprehensive income	10	10
Total Member's Equity	815	818
Total Liabilities and Member's Equity	$1,530	$1,525
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$51	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	11
Other	(1)	1
Changes in components of working capital:
Accounts receivable	2	(3)
Accounts payable	10	(3)
Accrued interest	7	7
Accrued taxes, other than income	(5)	—
Regulatory liabilities	(3)	—
Other, net	(1)	4
Other long-term assets and liabilities	9	(3)
Net Cash Provided by Operating Activities	80	62
Cash Flows From Investing Activities
Capital expenditures	(3)	(7)
Net change in note receivable from affiliate	(19)	(27)
Other	1	—
Net Cash Used in Investing Activities	(21)	(34)
Cash Flows From Financing Activities
Payments of debt	(1)	(1)
Distributions to members	(54)	(37)
Contributions from members	—	10
Net Cash Used in Financing Activities	(55)	(28)
Net Increase in Cash and Cash Equivalents	4	—
Cash and Cash Equivalents, beginning of period	1	2
Cash and Cash Equivalents, end of period	$5	$2
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Organization
We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain Region. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C., a wholly owned subsidiary of El Paso Pipeline Partners (EPB), a master limited partnership of El Paso LLC (El Paso), a wholly owned subsidiary of Kinder Morgan, Inc. (KMI).
Basis of Presentation
We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission (SEC). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of Generally Accepted Accounting Principles in the United States of America (GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.
Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to in this report as our 2012 Form 10-K.

2. Fair Value
The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (1)	$475	$555	$475	$561
___________________
(1) Our other financing obligations are $171 million and $172 million as of March 31, 2013 and December 31, 2012, of which $5 million is reported as "Current portion of debt" on our Consolidated Balance Sheets for each period. For a further discussion of our other financing obligations, see our 2012 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the three months ended March 31, 2013, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.
As of March 31, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

3. Related Party Transactions
Distributions and Contributions
Pursuant to our limited liability company agreement, we are required to make cash distributions to our owners. During the quarters ended March 31, 2013 and 2012, we paid cash distributions of approximately $54 million and $37 million, respectively. During the quarter ended March 31, 2012, we received a cash contribution of approximately $10 million from our owners to fund our expansion projects.
Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2012 Form 10-K. We have accounts and notes receivable, accounts payable, as well as other liabilities with our affiliates arising in the ordinary course of business.

The following table summarizes our balance sheet amounts attributable to affiliate transactions (in millions):

	March 31, 2013	December 31, 2012
Accounts receivable	$—	$1
Net contractual gas imbalance receivable(1)	6	1
Accounts payable	6	4
Notes receivable(2)	55	36
Financing obligations(3)	171	172
 _____________________

(1)	Included in "Other current assets" on our Consolidated Balance Sheets.

(2)
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 2.0% as of March 31, 2013 and December 31, 2012.

(3)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets at each period end.

The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended March 31,
	2013	2012
Operating revenues	$—	$3
Operating expenses	14	23
Reimbursement of operating expenses	—	2

4. Accounts Receivable Sales Program
We participated in an accounts receivable sales program where we sold receivables in their entirety to a third-party financial institution (through a wholly owned special purpose entity). In connection with our accounts receivable sales program, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we refer to as deferred purchase price. The accounts receivable sales program was terminated in June 2012.
Our ability to recover the deferred purchase price was based solely on the collection of the underlying receivables. For a further discussion of our accounts receivable sales program, see our 2012 Form 10-K.

The table below contains information related to our accounts receivable sales program (in millions).

Three Months Ended March 31,
2012
Accounts receivable sold to the third-party financial institution(1)	$105
Cash received for accounts receivable sold under the program	64
Deferred purchase price related to accounts receivable sold	41
Cash received related to the deferred purchase price	41
 ____________________

(1)	Losses recognized on the sale of accounts receivable were immaterial for the period presented.

5. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

General
We had no accruals for any outstanding legal proceedings as of March 31, 2013 and December 31, 2012. We regularly assess the likelihood of potential adverse outcomes in pending matters in order to determine the adequacy of our reserves.

Environmental Matters

We are subject to environmental cleanup and enforcement actions from time to time. Our operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of those laws, and claims for damages to property or persons resulting from operations, could result in substantial costs and liabilities to us.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual resolution of such claims will occur, and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2013 and December 31, 2012, we had approximately $3 million accrued for our environmental matters. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

6. Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 28 years.

The following table summarizes our regulatory asset and liability balances (in millions):

	March 31, 2013	December 31, 2012
Current regulatory assets	$4	$6
Non-current regulatory assets(1)	13	14
Total Regulatory Assets	$17	$20

Current regulatory liabilities	$6	$9
Non-current regulatory liabilities(2)	10	10
Total Regulatory Liabilities	$16	$19
________________
(1) Included in "Deferred charges and other assets" on our accompanying Consolidated Balance Sheets.
(2) Included in "Other long-term liabilities and deferred credits" on our accompanying Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report), (ii) our consolidated financial statements and related notes included in our 2012 Form 10-K, and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2012 Form 10-K. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.
On May 24, 2012, EPB acquired the remaining 14% interest in us from a wholly owned subsidiary of El Paso and we became an indirect wholly owned subsidiary of EPB.

Results of Operations

Management assesses our performance based on our earnings before depreciation and amortization (EBDA), which excludes depreciation and amortization, general and administrative expenses and interest expense, net. Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
Below is a reconciliation of our EBDA to net income for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
EBDA	$82	$83
Depreciation and amortization expense	(11)	(11)
General and administrative expenses(a)	(5)	(9)
Interest expense, net	(15)	(15)
Net income	$51	$48
_______________
(a) Amounts are included in "Operation and maintenance" expense on our Consolidated Statements of Income and Comprehensive Income.

Below are the components of EBDA, our throughput volumes and an analysis of our operating results for the periods presented (in millions, except operating statistics).

	Three Months Ended March 31,
	2013	2012
Revenues	$108	$109
Operating expenses	(26)	(27)
Other, net	—	1
EBDA	$82	$83
Pipeline throughput volumes (Billion British thermal units per day)	2,347	2,145

EBDA

Our EBDA was relatively flat during the three months ended 2013 as compared to the same period in 2012. During 2013, we experienced lower transportation revenue of $1 million due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates. Our EBDA was further impacted in 2013 as compared to 2012 by a favorable gas balance revaluation of $2 million in 2012 due to the decline in natural gas prices. Offsetting these unfavorable impacts were lower pipeline maintenance, payroll and contractor costs of approximately $2 million in 2013.
General and Administrative Expense

Our general and administrative expenses were $4 million lower in 2013 as compared to 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

Information Regarding Forward-Looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A “Risk Factors” of our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, Note 5 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors.
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2012 Form 10-K.

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

3.1
Certificate of Formation of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 3.1 to Colorado Interstate Gas Company, L.L.C.'s Annual Report on Form 10-K filed with the SEC on March 1, 2013.)

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

*101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012; (ii) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iii) our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) the notes to our Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date: May 3, 2013

By: /s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)