Form 10-Q
period 2013-06-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2013-08-02
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

COLORADO INTERSTATE GAS COMPANY, L.L.C.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$91	$93	$199	$202
Operating Costs and Expenses
Operation and maintenance	25	38	51	67
Depreciation and amortization	11	11	22	22
Taxes, other than income taxes	5	6	10	12
Total Operating Costs and Expenses	41	55	83	101
Operating Income	50	38	116	101
Other Income (Expense)
Other, net	—	1	—	1
Interest expense, net	(16)	(16)	(31)	(31)
Affiliated interest income, net	—	1	—	1
Total Other Expense	(16)	(14)	(31)	(29)
Net Income and Comprehensive Income	$34	$24	$85	$72
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5	$1
Accounts receivable, net	28	38
Inventories	8	8
Regulatory assets	6	6
Other current assets	2	6
Total current assets	49	59

Property, plant and equipment, net	1,371	1,385
Note receivable from affiliate	26	36
Deferred charges and other assets	44	45
Total Assets	$1,490	$1,525

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Current portion of debt	$5	$5
Accounts payable	11	11
Accrued interest	4	4
Accrued taxes, other than income	10	15
Regulatory liabilities	4	9
Contractual deposits	8	4
Accrued other current liabilities	3	3
Total current liabilities	45	51
Long-term liabilities and deferred credits
Long-term debt	641	642
Other long-term liabilities and deferred credits	15	14
Total long-term liabilities and deferred credits	656	656
Total Liabilities	701	707
Commitments and contingencies (Notes 2 and 6)
Member's equity	779	808
Accumulated other comprehensive income	10	10
Total Member's Equity	789	818
Total Liabilities and Member's Equity	$1,490	$1,525
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$85	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	22
Other	(3)	9
Changes in components of working capital:
Accounts receivable	10	(16)
Other current assets, including inventories	4	1
Accounts payable	1	(1)
Accrued taxes, other than income	(5)	(6)
Regulatory liabilities	(2)	(2)
Other current liabilities	—	(8)
Other long-term assets and liabilities	3	(7)
Net Cash Provided by Operating Activities	115	64
Cash Flows From Investing Activities
Capital expenditures	(9)	(14)
Net change in note receivable from affiliate	10	28
Other	4	—
Net Cash Provided by Investing Activities	5	14
Cash Flows From Financing Activities
Payments of debt	(2)	(2)
Distributions to members	(114)	(91)
Contributions from members	—	13
Net Cash Used in Financing Activities	(116)	(80)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(2)
Cash and Cash Equivalents, beginning of period	1	2
Cash and Cash Equivalents, end of period	$5	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In Millions)
(Unaudited)

December 31, 2011	$809
Net income	72
Contributions	13
Distributions	(91)
June 30, 2012	$803

December 31, 2012	$818
Net income	85
Distributions	(114)
June 30, 2013	$789

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain Region. Unless the context otherwise requires, references to "us," we," "our," or "CIG," are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C., a wholly owned subsidiary of El Paso Pipeline Partners (EPB), a master limited partnership of El Paso LLC (El Paso), a wholly owned subsidiary of Kinder Morgan, Inc. (KMI). On May 24, 2012, EPB acquired the remaining 14% interest in us from a wholly owned subsidiary of El Paso, and we became an indirect wholly owned subsidiary of EPB.

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

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to in this report as our 2012 Form 10-K.

Immaterial Correction

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

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income and Comprehensive Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	June 30, 2013	December 31, 2012
Senior Notes, 5.95%, due 2015	$35	$35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
Other financing obligations	171	172
	646	647
Less: Current portion of debt	5	5
Total long-term debt and other financing obligations, less current maturities	$641	$642

Debt Covenants

As of June 30, 2013, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2012 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (1)	$475	$540	$475	$561
___________________

(1)
Our other financing obligations are $171 million and $172 million as of June 30, 2013 and December 31, 2012, of which $5 million is reported as "Current portion of debt" on our Consolidated Balance Sheets for each period. For a further discussion of our other financing obligations, see our 2012 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2013, there were no changes to the inputs and valuation techniques used to measure fair value, of these instruments, or the levels in which they are classified.

As of June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

4. Related Party Transactions

Distributions and Contributions

Pursuant to our limited liability company agreement, we are required to make cash distributions to our owners. During the six months ended June 30, 2013 and 2012, we paid cash distributions of approximately $114 million and $91 million, respectively. During the six months ended June 30, 2012, we received a cash contribution of approximately $13 million from our owners to fund our expansion projects.

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2012 Form 10-K.

The following table summarizes our balance sheet amounts attributable to affiliate transactions (in millions):

	June 30, 2013	December 31, 2012
Accounts receivable, net	$1	$1
Contractual gas imbalance receivable(1)	—	1
Accounts payable	7	4
Notes receivable(2)	26	36
Financing obligations(3)	171	172
 _____________________

(1)	Included in "Other current assets" on our Consolidated Balance Sheets.

(2)
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 1.9% and 2.0% as of June 30, 2013 and December 31, 2012. These amounts are included in "Notes receivable from affiliate" on our Consolidated Balance Sheets.

(3)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets for each period end.

The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$1	$1	$1	$4
Operating expenses(1)	16	31	30	54
Reimbursement of operating expenses	—	3	—	5
_____________________

(1)	Includes severance costs of $9 million for the three and six months ended June 30, 2012 allocated to us from El Paso as a result of KMI's acquisition of El Paso.

5. Accounts Receivable Sales Program

We participated in an accounts receivable sales program where we sold receivables in their entirety to a third-party financial institution (through a wholly owned special purpose entity). In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we refer to as deferred purchase price. During the three and six months ended June 30, 2012, we sold $63 million and $168 million, respectively, of accounts receivable to the third-party financial institution for which we received $38 million and $102 million, respectively, of cash up front and had a deferred purchase price of $25 million and $66 million, respectively. We received $27 million and $68 million for the three and six months ended June 30, 2012 of cash when the underlying receivables were collected during 2012. Losses recognized on the sale of accounts receivable were immaterial for the three and six month periods. The accounts receivable sales program was terminated in June 2012.

Our ability to recover the deferred purchase price was based solely on the collection of the underlying receivables. For a further discussion of our accounts receivable sales program see our 2012 Form 10-K.

6. Litigation, Environmental and Other Contingencies

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

Legal Matters

We had no accruals for any outstanding legal proceedings as of June 30, 2013 and December 31, 2012.

Environmental Matters

We are subject to environmental cleanup and enforcement actions from time to time. Our operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from operations, could result in substantial costs and liabilities to us.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2013 and December 31, 2012, we had approximately $3 million accrued for our environmental matters.

Other Commitments

For a further discussion of our other commitments, see our 2012 Form 10-K.

7. Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 27 years.

The following table summarizes our regulatory asset and liability balances (in millions):

	June 30, 2013	December 31, 2012
Current regulatory assets	$6	$6
Non-current regulatory assets(1)	13	14
Total Regulatory Assets	$19	$20

Current regulatory liabilities	$4	$9
Non-current regulatory liabilities(2)	10	10
Total Regulatory Liabilities	$14	$19
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
Below are the components of EBDA for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Revenues	$199	$202
Operating Expenses
Operation and maintenance	(51)	(67)
General and administrative expenses	11	27
Operation and maintenance, excluding general and administrative expenses	(40)	(40)
Taxes, other than income taxes	(10)	(12)
Operating Expenses	(50)	(52)
Other, net	—	1
EBDA	$149	$151
Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Six Months Ended June 30,
	2013	2012
EBDA(1)	$149	$151
Depreciation and amortization expense	(22)	(22)
General and administrative expenses(2)	(11)	(27)
Interest expense, net	(31)	(30)
Net income	$85	$72
Throughput volumes (Billion British thermal units per day)	2,214	2,108
_______________
(1) 2012 includes a $2 million increase in EBDA for the six month period related to the following certain items:

•	$4 million charge to operating expenses attributable to a canceled software implementation project, and

•	$6 million non-cash adjustment reducing operating expenses for an out of period correction to reduce environmental liabilities for certain environmental projects;
(2) 2012 includes severance costs of $9 million allocated to us from El Paso as a result of KMI's acquisition of El Paso.

EBDA

The items described in footnote (1) above increased our EBDA by $2 million for the six months ended June 30, 2012. After adjusting for these items, EBDA was flat for the six months ended June 30, 2013 as compared to the same period in 2012. Our EBDA was impacted by lower transportation revenues of $5 million largely due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates. Partially offsetting this unfavorable impact were higher revenues of $4 million attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts in our August 2011 rate case settlement). Additionally, we experienced lower operating expenses of $3 million primarily due to synergies resulting from KMI's acquisition of El Paso. Our operating expenses were further impacted by a net $2 million unfavorable revaluation of our system inventory due to changes in natural gas prices from prior periods.

General and Administrative Expense

After adjusting for severance costs discussed in item (2) above, our general and administrative expenses were $7 million lower in 2013 as compared to 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

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
See Part I, Item 1A “Risk Factors” in our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, Note 6 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated herein by reference.

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

3.1
Certificate of Formation of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 3.1 to Colorado Interstate Gas Company, L.L.C.'s Annual Report on Form 10-K (File No. 001-04874) filed with the SEC on March 1, 2013).

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

*101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (ii) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (iv) our Consolidated Statements of Member's Equity for the six months ended June 30, 2013 and 2012; and (v) the notes to our Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date: August 2, 2013

By: /s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)