Form 10-Q
period 2013-09-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2013-10-31
CIK 200155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

COLORADO INTERSTATE GAS COMPANY, L.L.C.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$88	$89	$287	$291
Operating Costs and Expenses
Operations and maintenance	25	26	76	93
Depreciation and amortization	11	11	33	33
Taxes, other than income taxes	4	3	14	15
Total Operating Costs and Expenses	40	40	123	141
Operating Income	48	49	164	150
Other Income (Expense)
Other, net	1	1	1	2
Interest expense, net	(15)	(16)	(46)	(47)
Affiliated interest income, net	—	—	—	1
Total Other Income (Expense)	(14)	(15)	(45)	(44)
Net Income	34	34	119	106
Other Comprehensive Income
Adjustments to postretirement benefit plan liabilities	1	—	1	—
Comprehensive Income	$35	$34	$120	$106
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$1
Accounts receivable, net	34	38
Inventories	8	8
Regulatory assets	8	6
Other current assets	4	6
Total current assets	54	59

Property, plant and equipment, net	1,373	1,385
Note receivable from affiliate	28	36
Deferred charges and other assets	46	45
Total Assets	$1,501	$1,525

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Current portion of debt	$5	$5
Accounts payable	15	11
Accrued interest	11	4
Accrued taxes, other than income	14	15
Regulatory liabilities	3	9
Contractual deposits	8	4
Accrued other current liabilities	7	3
Total current liabilities	63	51

Long-term liabilities and deferred credits
Long-term debt	640	642
Other long-term liabilities and deferred credits	16	14
Total long-term liabilities and deferred credits	656	656
Total Liabilities	719	707
Commitments and contingencies (Note 6)
Member's equity	771	808
Accumulated other comprehensive income	11	10
Total Member's Equity	782	818
Total Liabilities and Member's Equity	$1,501	$1,525
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$119	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	33
Other	(4)	4
Changes in components of working capital:
Accounts receivable	4	(18)
Other current assets, including inventories	2	2
Accounts payable	2	(17)
Accrued interest	7	7
Accrued taxes, other than income	(1)	(3)
Regulatory liabilities	(3)	(2)
Other current liabilities	3	(8)
Other long-term assets and liabilities	(1)	(10)
Net Cash Provided by Operating Activities	161	94

Cash Flows From Investing Activities
Capital expenditures	(14)	(19)
Net change in note receivable from affiliate	8	36
Other	3	—
Net Cash (Used in) Provided by Investing Activities	(3)	17

Cash Flows From Financing Activities
Payments of debt	(3)	(3)
Distributions to Members	(156)	(121)
Contributions from Members	—	13
Net Cash Used in Financing Activities	(159)	(111)

Net Decrease in Cash and Cash Equivalents	(1)	—
Cash and Cash Equivalents, beginning of period	1	2
Cash and Cash Equivalents, end of period	$—	$2
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In Millions)
(Unaudited)

December 31, 2011	$809
Net income	106
Contributions	13
Distributions	(121)
September 30, 2012	$807

December 31, 2012	$818
Net income	119
Distributions	(156)
Other comprehensive income	1
September 30, 2013	$782

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain Region. Unless the context otherwise requires, references to "us," we," "our," or "CIG," are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C., a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership indirectly controlled by Kinder Morgan, Inc. (KMI). On May 24, 2012, EPB acquired the remaining 14% interest in us from a wholly owned subsidiary of El Paso LLC (El Paso), and we became an indirect wholly owned subsidiary of EPB.

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

Immaterial Correction

During the second quarter of 2012, we determined that certain accrued environmental liabilities established in periods prior to 2008 were overstated by approximately $6 million. We corrected this error in June 2012 by reducing accrued liabilities with an offsetting reduction in operating expenses.

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

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income and Comprehensive Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	September 30, 2013	December 31, 2012
Senior Notes, 5.95%, due 2015	$35	$35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
Other financing obligations	170	172
Total long-term debt and other financing obligations	645	647
Less: Current portion of debt	5	5
Total long-term debt and other financing obligations, less current maturities	$640	$642

Debt Covenants

As of September 30, 2013, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2012 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (1)	$475	$534	$475	$561
___________________

(1)
Our other financing obligations were $170 million and $172 million as of September 30, 2013 and December 31, 2012, of which $5 million was reported as "Current portion of debt" on our Consolidated Balance Sheets for each period. For a further discussion of our other financing obligations, see our 2012 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2013, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

4. Related Party Transactions

Distributions and Contributions

Pursuant to our limited liability company agreement, we are required to make cash distributions to our Members. During the nine months ended September 30, 2013 and 2012, we paid cash distributions of approximately $156 million and $121 million, respectively. During the nine months ended September 30, 2012, we received a cash contribution of approximately $13 million from our Members to fund our expansion projects.

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2012 Form 10-K.

The following table summarizes our balance sheet amounts attributable to affiliate transactions (in millions):

	September 30, 2013	December 31, 2012
Accounts receivable, net	$1	$1
Contractual gas imbalance receivable(1)	2	1
Accounts payable	6	4
Contractual gas imbalance payable(2)	3	—
Note receivable(3)	28	36
Financing obligations(4)	170	172
 _____________________

(1)	Included in "Other current assets" on our Consolidated Balance Sheets.

(2)	Included in "Accrued other current liabilities" on our Consolidated Balance Sheets.

(3)
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 1.9% and 2.0% as of September 30, 2013 and December 31, 2012. These amounts are included in "Note receivable from affiliate" on our Consolidated Balance Sheets.

(4)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets for each period end.

The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$—	$1	$1	$5
Operating expenses(1)	15	17	45	71
Reimbursement of operating expenses	—	—	—	5
_____________________

(1)	Includes severance costs of $1 million and $10 million for the three and nine months ended September 30, 2012, allocated to us from El Paso as a result of KMI's acquisition of El Paso.

5. Accounts Receivable Sales Program

We participated in an accounts receivable sales program where we sold receivables in their entirety to a third-party financial institution (through a wholly owned special purpose entity). In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we refer to as deferred purchase price. During the nine months ended September 30, 2012, we sold $168 million of accounts receivable to the third-party financial institution for which we received $102 million of cash up front and had a deferred purchase price of $66 million. We received $68 million for the nine months ended September 30, 2012 of cash when the underlying receivables were collected during 2012. Losses recognized on the sale of accounts receivable were immaterial for the 2012 nine month period. The accounts receivable sales program was terminated in June 2012. For a further discussion of our accounts receivable sales program, see our 2012 Form 10-K.

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

Legal Matters

We had no accruals for any outstanding legal proceedings as of September 30, 2013 and December 31, 2012.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2013 and December 31, 2012, we had approximately $3 million accrued for our environmental matters.

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

The following table summarizes our regulatory asset and liability balances (in millions):

	September 30, 2013	December 31, 2012
Current regulatory assets	$8	$6
Non-current regulatory assets(1)	12	14
Total Regulatory Assets	$20	$20

Current regulatory liabilities	$3	$9
Non-current regulatory liabilities(2)	10	10
Total Regulatory Liabilities	$13	$19
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

Results of Operations
Non-GAAP Measures
The non-GAAP financial measure, earnings before depreciation and amortization (EBDA) before certain items, is presented below under Earnings Results.
Our non-GAAP measure described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. EBDA before certain items is not a financial measure in accordance with GAAP and has important limitations as an analytical tool. You should not consider this non-GAAP measure in isolation or as a substitute for an analysis of our results as reported under GAAP. Our EBDA before certain items excludes some but not all items that affect net income and may not be comparable to measures used by other companies. Management compensates for the limitations of this non-GAAP measure by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making process.
Earnings Results
Management assesses our performance based on our EBDA, which excludes depreciation and amortization, general and administrative expenses and interest expense, net. Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
Below are the components of EBDA for the periods presented (in millions):

	Nine Months Ended September 30,
	2013	2012
Revenues	$287	$291
Operating Expenses
Operation and maintenance	(76)	(93)
General and administrative expenses	15	34
Operation and maintenance, excluding general and administrative expenses	(61)	(59)
Taxes, other than income taxes	(14)	(15)
Operating Expenses	(75)	(74)
Other, net	1	2
EBDA	$213	$219

Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Nine Months Ended September 30,
	2013	2012
EBDA(1)	$213	$219
Depreciation and amortization expense	(33)	(33)
General and administrative expenses(2)	(15)	(34)
Interest expense, net	(46)	(46)
Net income	$119	$106
Throughput volumes (Billion British thermal units per day)	2,185	2,124
_______________
(1) 2012 includes a $2 million increase in EBDA for the nine month period related to the following certain items:

•	$4 million charge to operating expenses attributable to a canceled software implementation project, and

•	$6 million non-cash adjustment reducing operating expenses for an out of period correction to reduce environmental liabilities for certain environmental projects;
(2) 2012 includes severance costs of $10 million allocated to us from El Paso as a result of KMI's acquisition of El Paso.
EBDA

The items described in footnote (1) above increased our EBDA by $2 million for the nine months ended September 30, 2012. After adjusting for these items, EBDA was $4 million lower for the nine months ended September 30, 2013 as compared to the same period in 2012. Our EBDA was impacted by lower transportation revenues of $9 million largely due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates. Partially offsetting this unfavorable impact were higher revenues of $6 million attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts in our August 2011 rate case settlement). Additionally, our operating expenses were further impacted by a $1 million unfavorable revaluation of our system inventory due to changes in natural gas prices from prior periods.

General and Administrative Expense

After adjusting for severance costs discussed in item (2) above, our general and administrative expenses were $9 million lower in 2013 as compared to 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

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

Item 4. Controls and Procedures.
As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1*—
Certificate of Formation of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 3.1 to Colorado Interstate Gas Company, L.L.C.'s Annual Report on Form 10-K (File No. 001-04874) filed with the SEC on March 1, 2013).

3.2*—
Second Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated May 24, 2012 (incorporated by reference to Exhibit 10.2 to El Paso Pipeline Partners, L.P.’s Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 24, 2012).

31.1—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (ii) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iii) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (iv) our Consolidated Statements of Member's Equity for the nine months ended September 30, 2013 and 2012; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date: October 31, 2013

By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)