Form 10-K
period 2013-12-31
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2014-02-21
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
 Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________.

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
_____________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
6.85% Senior Debentures, due 2037	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	price trends and overall demand for natural gas in the U.S.;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•	changes in our tariff rates required by the FERC;

•	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to expand our facilities;

•	our ability to safely operate and maintain our existing assets and to access or construct new pipeline and gross processing capacity;

•	our ability to attract and retain key management and operations personnel;

•	changes in natural gas production from exploration and production areas that we serve;

•	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

•	our ability to obtain permits required for new construction projects and permit renewals for current operations in a timely manner;

•
changes in accounting standards that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded and the disclosures surrounding these activities;

•
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at a competitive disadvantage compared to our competitors that have less debt, or have other adverse consequences;

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism (including cyber attacks), war or other causes;

•	our ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, accidents, sabotage, cyber attacks, terrorism or other similar acts causing damage to our properties greater than our insurance coverage limits;

•	capital and credit markets conditions, inflation and fluctuation in interest rates;

•	global political and economic stability;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	our ability to achieve cost savings and revenue growth;

•	the timing and extent of changes in natural gas commodity prices;

•	the ability to complete expansion projects on time and on budget;

•	the timing and success of our business development efforts including our ability to renew long-term customer contracts; and

•	unfavorable results of litigation and the outcome of contingencies referred to in Note 7 to our consolidated financial statements.

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

See Item 1A "Risk Factors" for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in Item 1A "Risk Factors." The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

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

Financial Information

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 15 "Exhibits and Financial Statement Schedules" for financial information related to our operating results and financial condition. For financial information related to significant customers, see Note 10 to our consolidated financial statements.

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

Our Assets

Pipeline System

Our pipeline system consists of approximately 4,300 miles of pipeline with a design capacity of 4,635 MMcf/d. During 2013, 2012 and 2011, average throughput was 2,200 BBtu/d, 2,159 BBtu/d and 2,128 BBtu/d, respectively. We deliver natural gas from production areas in the Rocky Mountains and the Anadarko Basin directly to customers in Colorado and Wyoming and indirectly to the Midwest, Southwest, California and the Pacific Northwest.

Storage and Processing Facilities

Along our pipeline system, we own interests in five storage facilities in Colorado and Kansas with 37 Bcf of underground working natural gas storage capacity, which includes 7 Bcf of storage capacity from the Totem storage facility (Totem) which is owned by WYCO as further discussed below. In addition, we have a natural gas processing plant located in Wyoming.

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

The U.S. natural gas industry has experienced a significant increase in production since the middle of the previous decade as well as a major shift in the geographic location of supply sources. These changes have resulted primarily from the industry's success in commercializing horizontal drilling and hydraulic fracturing techniques for the production of gas from shale formations. Domestic oil production has also increased substantially, resulting in increased production of "associated gas" (natural gas produced as a byproduct from formations that produce primarily oil or liquids). These new supply sources continue to affect gas supply and flow patterns throughout North America, as well as the rates that pipeline systems can charge for their services. The impacts vary among pipeline systems and over time, as production from these new sources increases and pipelines compete to provide market access for these supplies, often displace traditional supply sources. We are connected to multiple supply basins, but primarily serve the Rocky Mountain area and are directly connected to the Niobrara Shale formation along the Front Range of the Rockies in Colorado and Wyoming.

Electric power generation has been the source of most of the demand growth for natural gas over the last 10 years. The growth in demand for natural gas in this sector is influenced by competition with coal and economic growth. Short-term market shifts have been driven by relative electricity generation costs of coal-fired plants versus gas-fired plants. The future demand for natural gas could be increased by regulations limiting or discouraging coal use. However, natural gas demand could potentially be adversely affected by laws mandating or encouraging renewable power sources. Industrial demand has also grown recently with the economic recovery and the low natural gas price environment, and this sector offers an opportunity for continued growth. All of the aforementioned factors have led to increased demand for domestic supplies and related transportation services over the last several years.

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

Safety Regulation

We are subject to safety regulations imposed by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA), including those requiring us to develop and maintain integrity management programs to comprehensively evaluate certain areas along our pipelines and take additional measures to protect pipeline segments located in what are referred to as high consequence areas (HCA), where a leak or rupture could potentially do the most harm.

The ultimate costs of compliance with the integrity management rules are difficult to predict. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline's integrity and changes to the amount of pipe determined to be located in HCAs can have a significant impact on the costs to perform integrity testing and repairs. We plan to continue our pipeline integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the U.S. Department of Transportation rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

The President signed into law new pipeline safety legislation in January 2012, The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which increased penalties for violations of safety laws and rules, among other matters, and may result in the imposition of more stringent regulations in the next few years. PHMSA is also currently considering changes to its regulations. PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipelines. There can be no assurance as to the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Regulations, changes to regulations or an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of our pipeline segments, the addition of monitoring equipment and more frequent inspection or testing of our pipeline facilities. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures.

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

Environmental Matters

A description of our environmental remediation activities is included in Note 7 to our consolidated financial statements.

Other

Employees

We do not have employees. Employees of KMI and its affiliates provide services to us. We are managed and operated by KMI and its affiliates. Under an omnibus agreement with El Paso Holdco LLC (El Paso) and other policies with KMI and its affiliates we reimburse KMI and its affiliates without a profit component for the provision of various general and administrative services for our benefit and for direct expenses incurred by KMI or its affiliates on our behalf. A further discussion of our affiliate transactions is included in Note 6 to our consolidated financial statements.

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

The profitability of our regulated pipeline is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that our costs increase in an amount greater than what the FERC allows us to recover in our rates, or to the extent that there is a lag before we can file and obtain rate increases, our operating results, cash flows and financial position can be negatively impacted.

Our existing rates may also be challenged by complaint. Under certain circumstances prescribed by applicable regulations, regulators and shippers on our pipeline have rights to challenge, and have challenged, the rates we charge.  Further, the FERC may initiate investigations to determine whether some interstate natural gas pipelines have over-collected on rates charged to shippers. Any successful challenge could materially adversely affect our future earnings, cash flows and financial condition.

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

We are subject to extensive laws and regulations related to pipeline integrity. There are, for example, federal guidelines for the U.S. Department of Transportation (DOT) and pipeline companies in the areas of testing, education, training and communication. The ultimate costs of compliance with the integrity management rules are difficult to predict. The majority of compliance costs are pipeline integrity testing and the repairs found to be necessary. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline's integrity and changes to the amount of pipeline determined to be located in High Consequence Areas can have a significant impact on testing and repairs costs. We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the U.S. DOT rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipeline.

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
Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings could cause our cost of doing business to increase by limiting our access to capital, limiting our ability to pursue acquisition opportunities and reducing our cash flows. Our credit ratings may be impacted by our leverage, liquidity, credit profile and potential transactions.  Also, disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect our business, financial condition and results of operations.
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

As of December 31, 2013, we had $644 million of consolidated debt. This level of debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes; (ii) limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a substantial portion of these funds to make payments on our debt; (iii) placing us at a competitive disadvantage compared to competitors with less debt; and (iv) increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our indebtedness, or any future indebtedness that we incur, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to affect any of these actions on satisfactory terms or at all. For more information about our debt, see Note 4 to our consolidated financial statements.

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

We are subject to the risk of our counterparties failing to make payments to us, which may include payments not being received within the time required under our contracts. Our current largest exposures are associated with shippers under long-term transportation contracts on our pipeline system. Our system relies on a limited number of customers for a significant portion of our system revenues. For the year ended December 31, 2013, our four largest customers accounted for approximately 66% of our respective operating revenues. The creditworthiness of our customers may be adversely impacted by negative effects in the economy, including low natural gas prices which can reduce liquidity and cash flows for some of our customers that produce natural gas. The loss of all or a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts, could have a material adverse effect on us. Our credit procedures and policies that are governed by the FERC may not be adequate to fully eliminate counterparty credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise. If our existing or future counterparties fail to pay and/or perform, we could be adversely affected. For example, we may not be able to effectively remarket capacity during and after insolvency proceedings involving a customer. For additional information regarding our major customers, see Note 10 to our consolidated financial statements.

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

Failure to comply with these laws and regulations also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our business, financial position, results of operations and prospects. For example, if an accidental leak occurs at or from our pipeline or our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures.  The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows.  In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

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

Further, we cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.  For more information, see Note 7 to our consolidated financial statements.

Climate change regulation at the federal, state, or regional levels could result in significantly increased operating and capital costs for us.

Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases. The Environmental Protection Agency regulates greenhouse gas emissions and requires the reporting of greenhouse gas emissions in the U.S. for emissions from specified large greenhouse gas emission sources, fractionated natural gas liquids and certain stationary sources.

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

The natural gas industry is increasingly relying on natural gas supplies from unconventional sources, such as shale, tight sands and coal bed methane. Natural gas extracted from these sources frequently requires hydraulic fracturing. Hydraulic fracturing involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate gas production and is a commonly used stimulation process employed by natural gas exploration and production operators in the completion of certain natural gas wells. Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing. Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of natural gas transported on our natural gas pipelines, several of which gather natural gas from areas in which the use of hydraulic fracturing is prevalent.

Terrorist attacks or “cyber security” events, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other assets might be specific targets of terrorist organizations or “cyber security” events. These potential targets might include our pipeline systems or operating systems and may affect our ability to operate or control our pipeline assets, our operations could be disrupted and/or customer information could be stolen. The occurrence of one of these events could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and or inaccurate information reported from our operations.

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

Economic conditions worldwide have from time to time contributed to slowdowns in several industries, including the natural gas industry and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions also may be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the U.S. Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. If global economic and market conditions or economic conditions in the U.S. or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 3. Legal Proceedings.
See Note 7 to our consolidated financial statements.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our member interest is indirectly owned by EPB and, accordingly, is not publicly traded.

We are required to make distributions to our owners as defined in our limited liability company agreement on a quarterly basis as approved by our Management Committee. We made cash distributions of approximately $198 million, $161 million, and $155 million in 2013, 2012 and 2011, respectively, to our members.

Item 6. Selected Financial Data.

Information has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 "Business and Properties" and (ii) a description of risk factors affecting us and our business, found in Item 1A "Risk Factors."

Inasmuch as the discussion below and the other sections to which we have referred you pertain to management's comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A "Risk Factors."

General

Our business model, through our ownership and operation of energy related assets is built to support the principal objective of helping customers by providing safe and reliable transportation and storage of natural gas. To achieve this objective, we focus on providing fee-based services to customers from a business portfolio consisting of natural gas pipelines and related storage facilities.

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

Factors influencing profitability

Our long-term profitability will be influenced primarily by the following factors:

•	Developing growth projects in our market and supply areas;

•	Contracting and recontracting pipeline capacity with our customers;

•	Maintaining or obtaining approval by the FERC of acceptable rates, terms of service and expansion projects; and

•	Maintaining a high level of operating efficiency.

Types of Revenue
We face varying degrees of competition from other existing and proposed pipelines, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, wind, solar, coal and fuel oil.
Our revenues consist of the following types:

Type	Description	Percent of Total Revenues in 2013 (a)
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	92%

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	8%
__________

(a)	Excludes liquids revenues associated with our processing plant.
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
We continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on our revenues. Our contracts mature at various times and in various amounts of capacity. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. We attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. Currently, we face recontracting risk in certain of our market areas due, in part, to competition with other pipelines which transport natural gas from the same supply basins that we do, and due to potential declines in production in certain other supply basins. As of December 31, 2013, the remaining weighted average contract life on our natural gas transportation contracts was approximately seven years.

Below is the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts on our system as of December 31, 2013, including those with terms beginning in 2013 or later:

	Contracted Capacity	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(BBtu/d)	(%)	(In millions)	(%)
2014	270	6%	$7	2%
2015	428	9%	16	5%
2016(a)	1,689	37%	119	37%
2017	191	4%	13	4%
2018	178	4%	12	4%
2019 and beyond	1,855	40%	152	48%
Total	4,611	100%	$319	100%
_____________

(a)	Includes contracts of 1,301 BBtu/d for $94 million that were extended in conjunction with CIG's rate case settlement approved by the FERC in August 2011.

Results of Operations

Non-GAAP Measures

The non-GAAP financial measure, earnings before depreciation and amortization (EBDA) before certain items, is presented below under Earnings Results. Certain items are items that are required by GAAP to be reflected in net income, but typically either do not have a cash impact, or by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically.

Our non-GAAP measure described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. EBDA before certain items is not a financial measure in accordance with GAAP and has important limitations as an analytical tool. You should not consider this non-GAAP measure in isolation or a substitute for an analysis of our results as reported under GAAP. Our EBDA before certain items excludes some but not all items that affect net income and may not be comparable to measures used by other companies. Management compensates for the limitations of this non-GAAP measure by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis an its decision making process.

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

Below are the components of EBDA for the periods presented (in millions):

	Year Ended December 31,
	2013	2012
Revenues	$397	$398
Operating Expenses
Operation and maintenance	(105)	(118)
General and administrative expenses	20	38
Operation and maintenance, excluding general and administrative expenses	(85)	(80)
Taxes, other than income taxes	(19)	(20)
Operating Expenses	(104)	(100)
Other, net	2	3
EBDA	$295	$301
Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Year Ended December 31,
	2013	2012
EBDA(a)	$295	$301
Depreciation and amortization	(44)	(45)
General and administrative expenses(b)	(20)	(38)
Interest expense, net	(61)	(62)
Net income	$170	$156
Throughput volumes (BBtu/d)	2,200	2,159
 __________

(a)	2012 includes a $2 million increase in EBDA for certain items as follows:

•	$4 million charge to operating expenses attributable to a canceled software implementation project, and

•	$6 million non-cash reduction to operating expenses for an out of period correction to reduce environmental liabilities for certain environmental projects.

(b)	2012 includes severance costs of $10 million allocated to us from El Paso as a result of KMI's acquisition of El Paso.

EBDA

The items described in footnote (a) above increased our EBDA by $2 million for the year ended December 31, 2012. After adjusting for these items, EBDA decreased by $4 million for the year ended December 31, 2013 as compared to 2012. Our EBDA was impacted by lower transportation revenues of $11 million largely due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates. Offsetting this unfavorable impact were storage gas sales of $5 million and higher revenues of $6 million attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts as established in our August 2011 rate case settlement). Additionally, our operating expenses were further impacted by a $1 million unfavorable revaluation of our system inventory due to changes in natural gas prices from prior year and $1 million higher property taxes due to a favorable adjustment made in 2012.

General and Administrative Expense

After adjusting for severance costs discussed in footnote (b) above, our general and administrative expenses were $8 million lower in 2013 as compared to 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

Rate Case Settlement

See Item 15. Financial Statements, Note 9 "Accounting for Regulatory Activities" to our consolidated financial statements for information related to our August 2011 rate case settlement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Note Receivable

As of December 31, 2013, we had an interest bearing note receivable from EPB of approximately $33 million, with a variable interest rate of 1.9% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.

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

As of December 31, 2013 and 2012, the carrying values of our debt obligations were $644 million and $647 million, respectively. These amounts compare to, as of December 31, 2013 and 2012, fair values of $701 million and $733 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements.

For additional information related to our debt obligations, see Note 4 to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

The information required in this Item 8 is included in this report as set forth in the "Index to Financial Statements" on page

24.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

In connection with KMI's acquisition of El Paso, the audit committee of our general partner approved the engagement of PricewaterhouseCoopers LLP (“PwC”) to audit our consolidated financial statements for the year ended December 31, 2013. PwC replaced Ernst & Young (“E&Y”), which was dismissed as our independent auditor effective May 25, 2012. PwC is KMI's and subsidiaries' independent auditor; therefore, PwC has become our independent auditor.

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

We did not consult with PwC during the interim periods through May 24, 2012.

Audit Fees

The fees billed for the audit services provided by PwC for the year ended December 31, 2013 and 2012 were $451,000 and $681,000, respectively. The fees billed for the audit services provided by E&Y for the years ended December 31, 2012 were $181,429. Our audit fees include amounts for the audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2013 and 2012.

Policy for Approval of Audit and Non-Audit Fees

We are a wholly owned subsidiary of EPB and do not have a separate audit committee. EPB’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of EPB’s pre-approval policy for audit and non-audit related services, see EPB’s Annual Report on Form 10-K for the year ended December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) and (2) Financial Statements and Financial Statement Schedules

See "Index to Financial Statements" set forth on page

24.

(3) Exhibits

Exhibit Number	Description

3.1*
Certificate of Formation of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 3.1 to Colorado Interstate Gas Company, L.L.C's 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013).

3.2*
Second Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated May 24, 2012 (incorporated by reference to Exhibit 10.2 to El Paso Pipeline Partners, L.P.'s Current Report on Form 8-K filed with the SEC on May 24, 2012).

4*
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

10.1*
Amended and restated No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated May 1, 2012, between Colorado Interstate Gas Company and Public Service Company of Colorado. (incorporated by reference to Exhibit 10.1 to Colorado Interstate Gas Company, L.L.C's 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013).

10.2*
Lease Agreement dated December 17, 2008, and effective on November 1, 2008, by and between WYCO Development LLC and Colorado Interstate Gas Company (incorporated by reference to Exhibit 10.C to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (ii) our Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (iv) our Consolidated Statements of Members' Equity for the years ended December 31, 2013, 2012 and 2011 and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith as, except as noted otherwise.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

Report of Independent Registered Public Accounting Firm

To the Member of Colorado Interstate Gas Company, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, member's equity and of cash flows present fairly, in all material respects, the financial position of Colorado Interstate Gas Company, L.L.C. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 21, 2014

Report of Independent Registered Public Accounting Firm

To The Member of Colorado Interstate Gas Company, L.L.C.
We have audited the consolidated balance sheet of Colorado Interstate Gas Company, L.L.C. (the Company) as of December 31, 2011 (not presented separately herein), and the related consolidated statements of income and comprehensive income, member's equity, and cash flows for each of the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company, L.L.C. at December 31, 2011 (not presented separately herein), and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2012

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)

	Year Ended December 31,
	2013	2012	2011
Revenues	$397	$398	$415
Operating Costs and Expenses
Operation and maintenance	105	118	144
Depreciation and amortization	44	45	46
Taxes, other than income taxes	19	20	23
Total Operating Costs and Expenses	168	183	213
Operating Income	229	215	202

Other Income (Expense)
Interest expense, net	(61)	(62)	(62)
Affiliated interest income, net	—	1	1
Other, net	2	2	3
Total Other Income (Expense)	(59)	(59)	(58)
Net Income	170	156	144
Other Comprehensive Income
Adjustments to postretirement benefit plan liabilities	—	1	9
Comprehensive Income	$170	$157	$153

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$—	$1
Accounts receivable, net	36	38
Inventories	8	8
Regulatory assets	9	6
Natural gas imbalance receivable	5	2
Other current assets	3	4
Total current assets	61	59

Property, plant and equipment, net	1,367	1,385
Note receivable from affiliate	33	36
Deferred charges and other assets	44	45
Total Assets	$1,505	$1,525

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Current portion of debt	$5	$5
Accounts payable	17	11
Accrued interest	4	4
Accrued taxes, other than income	15	15
Regulatory liabilities	2	9
Contractual deposits	7	4
Other current liabilities	6	3
Total current liabilities	56	51
Long-term liabilities and deferred credits
Long-term debt	639	642
Other long-term liabilities and deferred credits	20	14
Total Liabilities	715	707
Commitments and contingencies (Note 7)
Member's equity	780	808
Accumulated other comprehensive income	10	10
Total Member's Equity	790	818
Total Liabilities and Member's Equity	$1,505	$1,525

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$170	$156	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	45	46
Other non-cash items	(4)	2	21
Changes in components of working capital:
Accounts receivable	2	(22)	2
Other current assets, including inventories	(2)	—	—
Accounts payable	5	(17)	(1)
Accrued taxes, other than income	—	(2)	3
Regulatory liabilities	(4)	(2)	(19)
Other current liabilities	2	(8)	3
Other long-term assets and liabilities	6	(7)	(6)
Net Cash Provided by Operating Activities	219	145	193

Cash Flows From Investing Activities
Capital expenditures	(24)	(27)	(69)
Net change in note receivable from affiliates	4	31	(4)
Other, net	2	2	(2)
Net Cash (Used in) Provided by Investing Activities	(18)	6	(75)

Cash Flows From Financing Activities
Payments of debt	(4)	(4)	(4)
Distributions to members	(198)	(161)	(155)
Contributions from members	—	13	42
Net Cash Used in Financing Activities	(202)	(152)	(117)

Net (decrease) increase in Cash and Cash Equivalents	(1)	(1)	1
Cash and Cash Equivalents, beginning of period	1	2	1
Cash and Cash Equivalents, end of period	$—	$1	$2

Non-cash Investing Activities
Increase (decrease) in property, plant and equipment accruals and contractor retainage	$2	$(3)	$(8)

Supplemental Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$59	$60	$59

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(In Millions)

January 1, 2011	$769
Net income	144
Contributions	42
Distributions	(155)
Other comprehensive income	9
December 31, 2011	809
Net income	156
Contributions	13
Distributions	(161)
Other comprehensive income	1
December 31, 2012	818
Net income	170
Distributions	(198)
December 31, 2013	$790

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain region. Unless the context otherwise requires, references to "us," "we," "our," "ours," "the Company," or "CIG" are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC), a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership indirectly controlled by Kinder Morgan, Inc. (KMI). On May 24, 2012, EPB acquired the remaining 14% interest in us from an indirect wholly owned subsidiary of KMI, and we became an indirect wholly owned subsidiary of EPB.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying consolidated financial statements under the rules and regulations of the U.S. Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board's Accounting Standards Codification, the single source of GAAP and referred to in this report as the Codification. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.

Additionally, our financial statements are consolidated into the consolidated financial statements of EPB and KMI. Also, except for the related party transactions described in Note 6, EPB and KMI are not liable for, and its assets are not available to satisfy, the obligations of us. Responsibility for payments of obligations reflected in our, EPB's or KMI's financial statements is a legal determination based on the entity that incurs the liability. Furthermore, the determination of responsibility for payment is not impacted by the consolidation of our financial statements into the consolidated financial statements of EPB and KMI.

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

Accounts Receivable

The amounts reported as "Accounts receivable, net" on our accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 primarily consist of amounts due from third party payors (unrelated entities). For information on receivables due to us from related parties, see Note 6.

We establish provisions for losses on accounts receivable due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. The allowance for doubtful accounts as of December 31, 2013 and 2012 and the bad debt expense for the years ended December 31, 2013, 2012 and 2011 were not significant.

Inventories

Our inventories, which consist of materials and supplies, are valued at the lower of cost or market value with cost determined using the average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system differs from the scheduled amount of gas delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind, subject to the terms of our FERC tariff. Imbalances due from others are reported in the Consolidated Balance Sheets as "Natural gas imbalance receivable." Imbalances owed to others are reported in the Consolidated Balance Sheets as "Other current liabilities." We classify all imbalances as current as we expect them to be settled within a year.

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

We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on debt and equity funds related to the construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on the average cost of debt. Interest costs capitalized are included as a reduction to "Interest expense, net" on our Consolidated Statements of Income and Comprehensive Income. The equity portion is calculated based on the most recent FERC approved rate of return. Equity amounts capitalized are included in "Other, net" on our Consolidated Statements of Income and Comprehensive Income.

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

We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record. Our asset retirement obligations were not significant as of December 31, 2013 and 2012.

Asset and Investment Impairments

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

Revenue Recognition

Our revenues are primarily generated from natural gas transportation, storage and processing services and include estimates of amounts earned but unbilled. We estimate these unbilled revenues based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. For contracts with step-up or step-down rate provisions that are not related to changes in levels of service, we recognize reservation revenues ratably over the contract life. Gas not used in operations is based on the volumes we are allowed to retain relative to the amounts of gas we use for operating purposes. We are subject to FERC regulations and as a result, revenues we collect may be subject to refund in a rate proceeding. We had no reserves for potential refunds as of December 31, 2013 and 2012.

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

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. We also routinely adjust our environmental liabilities to reflect changes in previous estimates. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable. For more information on our environmental disclosures, see Note 7.

Legal

We are subject to litigation and regulatory proceedings as the result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such litigation based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. For more information on our legal disclosures, see Note 7.

Other Contingencies

We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue an undiscounted liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

Postretirement Benefits

We maintain a postretirement benefit plan covering certain of our former employees. The plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. The net benefit cost of this plan is recorded in our Consolidated Statements of Income and Comprehensive Income and is a function of many factors including benefits earned during the year by plan participants (which is a function of factors such as the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement benefit plan, see Note 5.

In accounting for our postretirement benefit plan, we record an asset or liability based on the difference between the fair value of the plan's assets and the plan's benefit obligation. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as "Other comprehensive income," until those gains or losses are recognized on the Consolidated Statements of Income and Comprehensive Income.

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

3. Property, Plant and Equipment

Classes of Assets and Depreciation Rates

As of December 31, 2013 and 2012, our property plant and equipment consisted of the following (in millions, except for %):

	Annual Depreciation Rates	December 31.
	(%)	2013	2012
Transmission and storage facilities	1.85 - 6.67	$1,789	$1,778
Products extraction	1.85	29	28
General plant	3.0 - 25.0	37	39
Intangible plant	10.0 - 23.0	20	22
Other		28	31
Accumulated depreciation and amortization (a)		(563)	(530)
		1,340	1,368
Land		6	6
Construction work in progress		21	11
Property, plant and equipment, net		$1,367	$1,385
__________

(a)	The composite weighted average depreciation rates for the years ended December 31, 2013, 2012 and 2011 were 2.32%, 2.39% and 2.52%, respectively.

Capitalized Costs During Construction

The allowance for debt interest amounts capitalized during each of the years ended December 31, 2013, 2012 and 2011 were less than $1 million. The allowance for equity amounts capitalized during each of the years ended December 31, 2013 and 2012 were less than $1 million, respectively, and $1 million during the year ended December 31, 2011.

4. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income and Comprehensive Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	December 31,
	2013	2012
Senior Notes, 5.95%, due 2015	$35	$35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
Other financing obligations	169	172
Total debt and other financing obligations	644	647
Less: Current portion of debt	5	5
Total debt and other financing obligations, less current maturities	$639	$642

Debt Covenants

Under our various financing documents, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions. For the years ended December 31, 2013 and 2012, we were in compliance with our debt-related covenants.

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

As of December 31, 2013, the principal amounts of the Totem and High Plains financing obligations were $75 million and $94 million, respectively, which will be paid in monthly installments through 2039, and extended for the term of related firm service agreements until 2060 and 2043, respectively. The effective interest rate on these obligations is 15.5%, payable on a monthly basis.

Maturities of Debt

The scheduled maturities of our outstanding debt as of December 31, 2013 are summarized as follows (in millions):

Year	Commitment
2014	$5
2015	380
2016	5
2017	5
2018	5
Thereafter	244
Total debt and other financing obligations	$644

5. Retirement Benefits

Pension and Retirement Savings Plans

KMI maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, KMI contributes an amount equal to 5% of participants' eligible compensation per year. KMI is responsible for benefits accrued under its plans and allocates the related costs based on a benefit allocation rate applied on payroll charged to its affiliates.

Postretirement Benefits Plan

We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and are subject to further benefit changes by KMI, the plan sponsor. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs were prefunded and were recoverable under prior rate case settlements. Currently, there is no cost recovery or related funding that is required as part of our current FERC approved rates, however, we can seek to recover any funding shortfall that may be required in the future. We do not expect to make any contributions to our postretirement benefit plan in 2014, and there were no contributions made in 2013, 2012 and 2011.

Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status

In accounting for our postretirement benefit plan, we record an asset or liability based on the overfunded or underfunded status. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded in "Accumulated other comprehensive income," a component of "Member's equity," until those gains and losses are recognized in our Consolidated Statements of Income and Comprehensive Income.

The table below provides information about our postretirement benefit plan (in millions):

	December 31,
	2013	2012
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$3	$4
Participant contributions	—	—
Benefits paid(a)	—	(1)
Accumulated postretirement benefit obligation — end of period	$3	$3
Change in plan assets:
Fair value of plan assets — beginning of period	$16	$15
Actual return on plan assets	1	2
Benefits paid	—	(1)
Fair value of plan assets — end of period	$17	$16
Reconciliation of funded status:
Fair value of plan assets	$17	$16
Less: accumulated postretirement benefit obligation	3	3
Net asset at December 31(b)	$14	$13
__________

(a)	Amounts shown net of a subsidy of less than $1 million for each of the years ended December 31, 2013 and 2012 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(b)	Net asset amounts are included in "Deferred charges and other assets" in our Consolidated Balance Sheets.

Components of Accumulated Other Comprehensive Income

The amount recognized in "Accumulated other comprehensive income" as of December 31, 2013 and 2012 of $10 million for each period is primarily related to unrecognized gains. We anticipate that approximately $1 million of "Accumulated other comprehensive income" will be recognized as part of net periodic benefit income in 2014.

Plan Assets

The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions. Although actual allocations vary from time to time from the targeted allocations, the target allocations of our postretirement plan’s assets are 70% equity and 30% fixed income securities.

We use various methods to determine the fair values of the assets in our postretirement benefit plan, which is impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2013, assets were comprised of a fixed income mutual fund with a fair value of $5 million and limited partnership funds with equity strategies with a fair value of $12 million. For the mutual fund and $6 million of the limited partnership funds, the fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the investment in actively traded markets. Approximately $6 million of the limited partnership balance is comprised of a limited partnership fund for which the fair value (which is considered a Level 2 measurement) is determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. As of December 31, 2012, assets were comprised of a mutual fund with a fair value of approximately $1 million and common/collective trust funds with a fair value of approximately $15 million. The mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. The common/collective trust funds are invested in approximately 65% equity and 35% fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. Certain restrictions on withdrawals exist for the limited partnerships and common/collective trust funds where the issuer reserves the right to temporarily delay withdrawals in certain situations such as market conditions or at the issuer’s discretion. The plan does not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. There have been no changes in the methodologies used at December 31, 2013 and 2012.

Expected Payment of Future Benefits

As of December 31, 2013, we expect the future benefit payments under our plan to be less than $1 million for each of the years ending December 31, 2014 through December 31, 2018 and $1 million for years ending December 31, 2019 through December 31, 2023.

Actuarial Assumptions and Sensitivity Analysis

Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs.

	2013	2012	2011
	(%)
Assumptions related to benefit obligations at December 31:
Discount rate	4.13	2.75	4.13
Assumptions related to benefit costs for the year ended December 31:
Discount rate(a)(b)	3.21	3.98	4.52
Expected return on plan assets(c)	7.50	7.50	7.75
______________

(a)
We select our discount rate by matching the timing and amount of our expected future benefit payments for our postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.

(b)	The discount rates related to benefit costs were 4.13% for the period from January 1, 2012 to May 24, 2012 and 3.88% for the period from May 25, 2012 to December 31, 2012.

(c)
The expected return on plan assets listed in the table above is a pre-tax rate of return based on our portfolio of investments. We utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on unrelated business income taxes with a weighted average rate of 24% for 2013 and a rate of 22% for 2012 and 35% for 2011.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 7%, gradually decreasing to 5% by the year 2019. A one-percentage point change would not have had a significant effect on the accumulated postretirement benefit obligation or interest costs as of and for the years ended December 31, 2013 and 2012.

Components of Net Benefit Income

For each of the years ended December 31, the components of net benefit cost (income) are as follows (in millions):

	2013	2012	2011
Interest cost	$—	$—	$—
Expected return on plan assets	(2)	(1)	(1)
Net benefit income	$(2)	$(1)	$(1)

6. Related Party Transactions

Distributions and Contributions

Pursuant to our limited liability company agreement, we are required to make distributions to our owners on a quarterly basis. During 2013, 2012 and 2011, we paid cash distributions of approximately $198 million, $161 million and $155 million, respectively. During 2012 and 2011, we received cash contributions of approximately $13 million and $42 million, respectively, from our owners to fund our expansion projects.

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to and from affiliates under long-term contracts and various operating agreements.

We do not have employees. Employees of KMI and its affiliates provide services to us. We are managed and operated by KMI and its affiliates. Under an omnibus agreement with El Paso and other policies with KMI and its affiliates, we reimburse KMI and its affiliates without a profit component for the provision of various general and administrative services for our benefit and for direct expenses incurred by KMI or its affiliates on our behalf. KMI bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs without a profit component to us. Prior to KMI's May 25, 2012 acquisition of El Paso Holdco, LLC, we were allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company. L.L.C. (TGP), our affiliates, associated with our pipeline services. We also allocated costs to WIC, Cheyenne Plains Gas Pipeline, Young Gas Storage Company, Ltd. and Ruby Pipeline Company, L.L.C., our affiliates, for their share of our pipeline services. The allocations from TGP and El Paso were based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes, gross property and payroll.

The following table summarizes our balance sheet affiliate balances (in millions):

	December 31,
	2013	2012
Accounts receivable	$—	$1
Natural gas imbalance receivable	3	1
Accounts payable	6	4
Natural gas imbalance payable(a)	2	—
Note receivable (b)	33	36
Financing obligations (c)	169	172
____________

(a)	Included in "Other current liabilities" on our Consolidated Balance Sheets.

(b)
We participate in EPB’s cash management program which matches our short-term cash surpluses and needs of participating affiliates, thus minimizing our total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 1.9% and 2.0% as of December 31, 2013 and 2012, respectively. These amounts are included in "Note receivable from affiliate" on our Consolidated Balance Sheets.

(c)
Represents financing obligations payable to WYCO related to Totem and High Plains, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets for each period. See Note 4 for a further discussion of these obligations.

The following table shows revenues, expenses and reimbursements from our affiliates for each of the three years ended December 31, 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Revenues	$2	$5	$12
Operating expenses (a)	61	86	97
Reimbursements of operating expenses	—	5	9
__________

(a)	The year ended December 31, 2012 includes severance costs of $10 million allocated to us from El Paso as a result of KMI's acquisition of El Paso.

7. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of December 31, 2013 and 2012.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2013 and 2012, we had approximately $2 million and $3 million, respectively, accrued for our environmental matters.

Other Commitments

Capital Commitments

We have planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Other Commercial Commitments

We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to our results of operations.

Transportation and Storage Commitments

We have entered into transportation commitments and storage capacity contracts totaling approximately $115 million at December 31, 2013, of which $79 million is related to storage capacity contracts with our affiliate, Young Gas Storage Company, Ltd. and $35 million is related to transportation commitments with our affiliate, WIC. Our annual commitments under these agreements are $16 million in 2014, $12 million in 2015, $12 million in 2016, $11 million in 2017, $11 million in 2018, and $53 million in total thereafter.

Operating Leases

We lease property, facilities and equipment under various operating leases. Our minimum future annual rental commitments under our operating leases at December 31, 2013, were as follows (in millions):

2014	$2
2015	2
2016	2
2017	2
2018	2
Thereafter	38
Total minimum lease payments	$48

Rental expense on our lease obligations for the years ended December 31, 2013, 2012, and 2011 was $1 million, $3 million and $3 million, respectively, and is reflected in "Operation and maintenance" expense on our Consolidated Statements of Income and Comprehensive Income. While we hold the contractual obligations for the operating leases, the rent expense, which is considered a shared services cost and allocated to various KMI subsidiaries, is administered and funded by our parent, KMI. Our share of the rent expense is approximately six percent of the total KMI obligation.

8. Fair Value

The following table reflects the carrying amount and estimated fair values of our debt, excluding total other financing obligations (in millions):

	As of December 31,
	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$475	$532	$475	$561
————————

(a)
Our other financing obligations were $169 million and $172 million as of December 31, 2013 and 2012, of which $5 million was reported as "Current portion of debt" on our Consolidated Balance Sheets for each period.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the years ended December 31, 2013 and 2012, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments or the levels in which they were classified.

As of December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

9. Accounting for Regulatory Activities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. As of December 31, 2013, the regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 27 years. Below are the details of our regulatory assets and liabilities as of December 31 (in millions):

	2013	2012
Current regulatory assets
Difference between gas retained and gas consumed in operations	$—	$4
Other	9	2
Total current regulatory assets	9	6
Non-current regulatory assets
Taxes on capitalized funds used during construction	10	10
Unamortized loss on reacquired debt	1	3
Other	1	1
Total non-current regulatory assets(a)	12	14
Total regulatory assets	$21	$20
Current regulatory liabilities
Difference between gas retained and gas consumed in operations	$1	$8
Other	1	1
Total current regulatory liabilities	2	9
Non-current regulatory liabilities
Property and plant retirements	9	9
Postretirement benefits	1	1
Total non-current regulatory liabilities(b)	10	10
Total regulatory liabilities	$12	$19
————————

(a)	Included in "Deferred charges and other assets" on our Consolidated Balance Sheets.

(b)	Included in "Other long-term liabilities and deferred credits" on our Consolidated Balance Sheets.

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

Taxes on capitalized funds used during construction

Amounts represent the regulatory asset balance established in periods prior to 2007 when we changed our legal structure to a general partnership, to offset the deferred tax for the equity component of AFUDC. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived asset to which they relate.

Unamortized loss on reacquired debt

Amounts represent the deferred and unamortized portion of losses on reacquired debt which are recovered through the cost of service over the original life of the debt issue.

Postretirement benefits

Amounts represent the differences in postretirement benefit amounts expensed and the amounts previously recovered in rates, prior to our rate case settlement in August 2011. Prior to our rate case settlement, these balances also included unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plan. As part of our rate case settlement, we no longer include these costs in our rates and during 2011, we reclassified these balances to "Accumulated other comprehensive income."

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

10. Transactions with Major Customers

Our non-affiliate trade accounts receivable as of December 31, 2013 and 2012 was $35 million and $37 million, respectively. Our affiliate receivables are discussed in Note 6.

The following table shows customers with revenues greater than 10% of our operating revenues, which we refer to as major customers, for each of the three years ended December 31 (in millions):

	2013	2012	2011
PSCo and subsidiary	$169	$168	$169
Pioneer Natural Resources USA, Inc.	40	40	46

At December 31, 2013, we have transportation and storage agreements with PSCo for capacity on High Plains through 2029 and Totem through 2040 each with annual firm revenue of $39 million.

11. Accounts Receivable Sales Program

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

In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we referred to as a deferred purchase price. During 2012, we sold $168 million of accounts receivable to the third-party financial institution, for which we received $102 million of cash up front and had a deferred purchase price of $66 million. We received $68 million of cash when the underlying receivables were collected during 2012. Losses recognized on the sale of accounts receivable were immaterial for the years ended December 31, 2012 and 2011. There were no deferred purchases as of December 31, 2012 since all the balances were settled in June 2012 when the accounts receivable sales program were terminated.

The deferred purchase price related to the accounts receivable sold was reflected as "Accounts receivable, net" on our Consolidated Balance Sheets. Because the cash received up front and the deferred purchase price related to the sale or ultimate collection of the underlying receivables, and were not subject to significant other risks given their short term nature, we reflected all cash flows under the accounts receivable sales program as "Cash Provided by Operating Activities" in our Consolidated Statements of Cash Flows. Under the accounts receivable sales program, we serviced the underlying receivables for a fee. The fair value of this servicing agreement as well as the fees earned, were not material to our financial statements for the years ended December 31, 2012, and 2011.

Supplemental Selected Quarterly Financial Information (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In millions)
2013
Revenues	$108	$91	$88	$110
Operating income	66	50	48	65
Net income	51	34	34	51
2012
Revenues	$109	$93	$89	$107
Operating income	63	38	49	65
Net income	48	24	34	50

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

Date: February 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer	February 21, 2014
David P. Michels	(principal financial and accounting officer)

/s/ MARK A. KISSEL	President	February 21, 2014
Mark A. Kissel	(principal executive officer)

/s/ STEVEN J. KEAN	Director and Executive Vice President	February 21, 2014
Steven J. Kean

/s/ DAVID R. DEVEAU	Director and Vice President	February 21, 2014
David R. Deveau