Form 10-Q
period 2014-03-31
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2014-05-01
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES

Information Regarding Forward-Looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict.
See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the results of any revisions to any forward looking statements to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$107	$108
Operating Costs and Expenses
Operations and maintenance	15	21
Depreciation and amortization	11	11
General and administrative	5	5
Taxes, other than income taxes	5	5
Total Operating Costs and Expenses	36	42
Operating Income	71	66
Interest expense, net	(15)	(15)
Net Income	$56	$51
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	35	36
Inventories	7	8
Regulatory assets	12	9
Natural gas imbalance receivable	7	5
Other current assets	—	3
Total current assets	61	61

Property, plant and equipment, net	1,355	1,367
Note receivable from affiliate	45	33
Deferred charges and other assets	43	44
Total Assets	$1,504	$1,505

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$41	$5
Accounts payable	26	17
Accrued interest	11	4
Accrued taxes, other than income	5	15
Regulatory liabilities	3	2
Contractual deposits	4	7
Other current liabilities	3	6
Total current liabilities	93	56

Long-term liabilities and deferred credits
Long-term debt	611	639
Other long-term liabilities and deferred credits	12	20
Total Liabilities	716	715
Commitments and contingencies (Note 5)
Member’s equity	778	780
Accumulated other comprehensive income	10	10
Total Member’s Equity	788	790
Total Liabilities and Member’s Equity	$1,504	$1,505
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net Income	$56	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	11
Other non-cash items	(6)	(1)
Changes in components of working capital:
Accounts receivable	1	2
Regulatory assets	—	4
Other current assets, including inventories	1	(5)
Accounts payable	12	10
Accrued interest	7	7
Accrued taxes, other than income	(10)	(5)
Regulatory liabilities	1	(3)
Other current liabilities	(4)	—
Other long-term assets and liabilities	8	9
Net Cash Provided by Operating Activities	77	80

Cash Flows From Investing Activities
Capital expenditures	(4)	(3)
Net change in note receivable from affiliate	(12)	(19)
Other, net	(2)	1
Net Cash Used in Investing Activities	(18)	(21)

Cash Flows From Financing Activities
Payments of debt	(1)	(1)
Distributions to Member	(58)	(54)
Net Cash Used in Financing Activities	(59)	(55)

Net change in Cash and Cash Equivalents	—	4
Cash and Cash Equivalents, beginning of period	—	1
Cash and Cash Equivalents, end of period	$—	$5

Non-Cash Investing Activities
Decrease in property, plant and equipment accruals and contractor retainage	$(3)	$(1)
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In Millions)
(Unaudited)

December 31, 2012	$818
Net income	51
Distributions	(54)
March 31, 2013	$815

December 31, 2013	$790
Net income	56
Distributions	(58)
March 31, 2014	$788

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain Region. Unless the context otherwise requires, references to “us,” we,” “our,” “ours” or “CIG,” are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. We are wholly owned by El Paso Pipeline Partners Operating Company, L.L.C., a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership indirectly controlled by Kinder Morgan, Inc. (KMI).

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

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to in this report as our 2013 Form 10-K.

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	March 31, 2014	December 31, 2013
Senior Notes, 5.95%, due 2015	$35	$35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
Other financing obligations	177	169
Total debt and other financing obligations	652	644
Less: Current portion of debt	41	5
Total debt and other financing obligations, less current maturities	$611	$639

Debt Covenants

As of March 31, 2014, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2013 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our financial instruments (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$475	$529	$475	$532
___________________

(a)
Our other financing obligations were $177 million and $169 million as of March 31, 2014 and December 31, 2013, of which $6 million and $5 million, respectively, was reported as “Current portion of debt” on our Consolidated Balance Sheets. For a further discussion of our other financing obligations, see our 2013 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the three months ended March 31, 2014, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

4. Related Party Transactions

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business including long-term contracts providing for natural gas transportation services to and from affiliates and various operating agreements. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions. For a further discussion of our affiliated transactions, see our 2013 Form 10-K.

The following table summarizes our balance sheet affiliate balances (in millions):

	March 31, 2014	December 31, 2013
Natural gas imbalance receivable	$5	$3
Accounts payable	6	6
Natural gas imbalance payable (a)	—	2
Note receivable (b)	45	33
Financing obligations (c)	177	169
 _____________________

(a)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(b)
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 1.9% as of March 31, 2014 and December 31, 2013. These amounts are included in “Note receivable from affiliate” on our Consolidated Balance Sheets.

(c)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $6 million and $5 million, respectively, is included in “Current portion of debt” on our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

The following table shows overall expenses from our affiliates (in millions):

	Three Months Ended March 31,
	2014	2013
Operations and maintenance	$9	$10
General and administrative	5	4

5. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of March 31, 2014 and December 31, 2013.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2014 and December 31, 2013, we had approximately $2 million accrued for our environmental matters.

Other Commitments

We had no material changes to our capital commitments as disclosed in our 2013 Form 10-K.

6. Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. Substantially all of our regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 28 years. For a detailed discussion of our regulatory assets and liabilities, see our 2013 Form 10-K.

The following table summarizes our regulatory asset and liability balances (in millions):

	March 31, 2014	December 31, 2013
Current regulatory assets	$12	$9
Non-current regulatory assets (a)	12	12
Total Regulatory Assets	$24	$21

Current regulatory liabilities	$3	$2
Non-current regulatory liabilities (b)	10	10
Total Regulatory Liabilities	$13	$12
________________

(a)	Included in “Deferred charges and other assets” on our accompanying Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our accompanying Consolidated Balance Sheets.

Rates and Regulatory Matter

In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) our current tariff rates to continue until our next general rate case, which will be effective no earlier than October 1, 2014 but no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue less than an annual threshold amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes, (ii) our consolidated financial statements and related notes included in our 2013 Form 10-K, and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

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
Our non-GAAP measure described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. EBDA before certain items is not a financial measure in accordance with GAAP and has important limitations as an analytical tool. You should not consider this non-GAAP measure in isolation or as a substitute for an analysis of our results as reported under GAAP. Our EBDA before certain items excludes some but not all items that affect net income and may not be comparable to measures used by other companies. Our management compensates for the limitations of this non-GAAP measure by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making process.
Earnings Results
Our management assesses our performance based on EBDA, which excludes depreciation and amortization, general and administrative expenses and interest expense, net. General and administrative expenses have been excluded from EBDA and include items such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
Below are the components of EBDA for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$107	$108
Operating Expenses
Operation and maintenance	(15)	(21)
Taxes, other than income taxes	(5)	(5)
Subtotal	(20)	(26)
EBDA	$87	$82

Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended March 31,
	2014	2013
EBDA	$87	$82
Depreciation and amortization	(11)	(11)
General and administrative	(5)	(5)
Interest expense, net	(15)	(15)
Net income	$56	$51
Throughput volumes (Billion British thermal units per day)	2,350	2,347

EBDA

Our EBDA increased by $5 million in the three months ended March 31, 2014 as compared to the same period in 2013. This increase was driven by a $5 million favorable impact on operating expenses resulting from favorable rates on gas used for system balancing which is generally expected to reverse for the full year. Also driving the increase was higher revenues of $2 million attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts as included in our August 2011 rate case settlement) as well as higher usage and interruptible revenues. These positive impacts were partially offset by lower transportation revenues of $2 million due to the nonrenewal of expiring contracts and restructuring of certain contracts at lower volumes or discounted rates.

Rate Case Settlements

See Item 1. Financial Statements, Note 6 “Accounting for Regulatory Activities” for information related to our rate case settlement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, Note 5 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors.
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

3.1*
Certificate of Formation of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 3.1 to Colorado Interstate Gas Company, L.L.C.’s Annual Report on Form 10-K (File No. 001-04874) for the year ended December 31, 2012, filed with the SEC on March 1, 2013).

3.2*
Second Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated May 24, 2012 (incorporated by reference to Exhibit 10.2 to El Paso Pipeline Partners, L.P.’s Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 24, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) our Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (iv) our Consolidated Statements of Member’s Equity for the three months ended March 31, 2014 and 2013; and (v) the notes to our Consolidated Financial Statements.

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

Date: May 1, 2014

By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)