Form 10-Q
period 2014-06-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2014-07-30
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$94	$91	$201	$199
Operating Costs and Expenses
Operations and maintenance	21	19	36	40
Depreciation and amortization	11	11	22	22
General and administrative	4	6	9	11
Taxes, other than income taxes	6	5	11	10
Total Operating Costs and Expenses	42	41	78	83
Operating Income	52	50	123	116
Other Income (Expense)
Interest expense, net	(16)	(16)	(31)	(31)
Other, net	1	—	1	—
Total Other Income (Expense)	(15)	(16)	(30)	(31)
Net Income	37	34	93	85
Other Comprehensive Loss
Adjustments to postretirement benefit plan liabilities	(1)	—	(1)	—
Comprehensive Income	$36	$34	$92	$85
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	28	36
Inventories	7	8
Regulatory assets	10	9
Natural gas imbalance receivable	4	5
Other current assets	1	3
Total current assets	50	61

Property, plant and equipment, net	1,353	1,367
Note receivable from affiliate	19	33
Deferred charges and other assets	42	44
Total Assets	$1,464	$1,505

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$41	$5
Accounts payable	10	17
Accrued interest	4	4
Accrued taxes, other than income	11	15
Regulatory liabilities	7	2
Contractual deposits	5	7
Other current liabilities	5	6
Total current liabilities	83	56

Long-term liabilities and deferred credits
Long-term debt	610	639
Other long-term liabilities and deferred credits	12	20
Total Liabilities	705	715
Commitments and contingencies (Note 5)
Member’s equity	750	780
Accumulated other comprehensive income	9	10
Total Member’s Equity	759	790
Total Liabilities and Member’s Equity	$1,464	$1,505
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$93	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	22
Other non-cash items	(2)	(3)
Changes in components of working capital:
Accounts receivable	8	10
Regulatory assets	(1)	1
Other current assets, including inventories	4	3
Accounts payable	(3)	1
Accrued taxes, other than income	(4)	(5)
Regulatory liabilities	4	(2)
Other current liabilities	(2)	—
Other long-term assets and liabilities	1	3
Net Cash Provided by Operating Activities	120	115

Cash Flows From Investing Activities
Capital expenditures	(7)	(9)
Net change in note receivable from affiliate	14	10
Other, net	(1)	4
Net Cash Provided by Investing Activities	6	5

Cash Flows From Financing Activities
Payments of debt	(3)	(2)
Distributions to Member	(123)	(114)
Net Cash Used in Financing Activities	(126)	(116)

Net change in Cash and Cash Equivalents	—	4
Cash and Cash Equivalents, beginning of period	—	1
Cash and Cash Equivalents, end of period	$—	$5

Non-Cash Investing Activities
Decrease in property, plant and equipment accruals and contractor retainage	$(3)	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In Millions)
(Unaudited)

December 31, 2012	$818
Net income	85
Distributions	(114)
June 30, 2013	$789

December 31, 2013	$790
Net income	93
Distributions	(123)
Other comprehensive loss	(1)
June 30, 2014	$759

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

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K.

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income and Comprehensive Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	June 30, 2014	December 31, 2013
Senior Notes, 5.95%, due March 2015	$35	$35
Senior Notes, 6.80%, due November 2015	340	340
Senior Debentures, 6.85%, due June 2037	100	100
Other financing obligations	176	169
Total debt and other financing obligations	651	644
Less: Current portion of debt	41	5
Total debt and other financing obligations, less current maturities	$610	$639

Debt Covenants

As of June 30, 2014, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2013 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our financial instruments (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$475	$525	$475	$532
___________________

(a)
Our other financing obligations were $176 million and $169 million as of June 30, 2014 and December 31, 2013, of which $6 million and $5 million, respectively, was reported as “Current portion of debt” on our Consolidated Balance Sheets. For a further discussion of our other financing obligations, see our 2013 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2014, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

4. Related Party Transactions

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business including long-term contracts providing for natural gas transportation services to and from affiliates, and various operating agreements. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions. For a further discussion of our affiliate transactions, see our 2013 Form 10-K.

The following table summarizes our balance sheet affiliate balances (in millions):

	June 30, 2014	December 31, 2013
Natural gas imbalance receivable	$1	$3
Accounts payable	6	6
Natural gas imbalance payable (a)	2	2
Note receivable (b)	19	33
Financing obligations (c)	176	169
 _____________________

(a)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(b)
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 1.9% as of June 30, 2014 and December 31, 2013. These amounts are included in “Note receivable from affiliate” on our Consolidated Balance Sheets.

(c)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $6 million and $5 million, respectively, is included in “Current portion of debt” on our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

The following table shows overall revenues and expenses from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1	$1	$1	$1
Operations and maintenance	9	10	18	20
General and administrative	5	6	10	10

5. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of June 30, 2014 and December 31, 2013.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2014 and December 31, 2013, we had approximately $2 million accrued for our environmental matters.

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

The following table summarizes our regulatory asset and liability balances (in millions):

	June 30, 2014	December 31, 2013
Current regulatory assets	$10	$9
Non-current regulatory assets (a)	11	12
Total Regulatory Assets	$21	$21

Current regulatory liabilities	$7	$2
Non-current regulatory liabilities (b)	10	10
Total Regulatory Liabilities	$17	$12
________________

(a)	Included in “Deferred charges and other assets” on our accompanying Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our accompanying Consolidated Balance Sheets.

Rates and Regulatory Matter

In August 2011, the Federal Energy Regulatory Commission approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) our current tariff rates to continue until our next general rate case, which will be effective no earlier than October 1, 2014 but no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue less than an annual threshold amount.

7. Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

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
Earnings Results
Our management assesses our earnings performance based on EBDA, which excludes depreciation and amortization, general and administrative expenses and interest expense, net. General and administrative expenses include items such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other GAAP performance measures such as operating income or operating cash flows.
Below are the components of EBDA for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Revenues	$201	$199
Operating Expenses
Operation and maintenance	(36)	(40)
Taxes, other than income taxes	(11)	(10)
Subtotal	(47)	(50)
Other, net	1	—
EBDA	$155	$149

Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Six Months Ended June 30,
	2014	2013
EBDA	$155	$149
Depreciation and amortization	(22)	(22)
General and administrative	(9)	(11)
Interest expense, net	(31)	(31)
Net income	$93	$85
Throughput volumes (Billion British thermal units per day)	2,226	2,214

EBDA

Our EBDA increased by $6 million in the six months ended June 30, 2014 as compared to the same period in 2013. The increase was driven by higher revenues of $6 million attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts as included in our August 2011 rate case settlement) and increased revenue from the High Plains expansion project which was placed in service in March 2014. In addition, we experienced lower operating expenses of $4 million due to favorable rates on gas used for system balancing which is generally expected to reverse for the full year. Partially offsetting these favorable impacts were lower transportation revenues of $4 million due to the nonrenewal of expiring contracts and restructuring of certain contracts at lower volumes or discounted rates

General and Administrative

Our general and administrative expense was $2 million lower for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to lower allocated expense related to lower rent expenses along with lower professional service fees.

Rate Case Settlements

See Item 1. Financial Statements, Note 6 “Accounting for Regulatory Activities” for information related to our rate case settlement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (ii) our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (iv) our Consolidated Statements of Member’s Equity for the six months ended June 30, 2014 and 2013; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant

Date:	July 30, 2014	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)