Form 10-Q
period 2014-09-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2014-10-29
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$90	$88	$291	$287
Operating Costs and Expenses
Operations and maintenance	23	21	59	61
Depreciation and amortization	11	11	33	33
General and administrative	5	4	14	15
Taxes, other than income taxes	4	4	15	14
Total Operating Costs and Expenses	43	40	121	123
Operating Income	47	48	170	164
Other Income (Expense)
Interest expense, net	(16)	(15)	(47)	(46)
Other, net	—	1	1	1
Total Other Income (Expense)	(16)	(14)	(46)	(45)
Net Income	31	34	124	119
Other Comprehensive Income (Loss)
Adjustments to postretirement benefit plan liabilities	—	1	(1)	1
Comprehensive Income	$31	$35	$123	$120
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	31	36
Inventories	7	8
Regulatory assets	11	9
Natural gas imbalance receivable	2	5
Other current assets	1	3
Total current assets	52	61

Property, plant and equipment, net	1,346	1,367
Note receivable from affiliate	22	33
Deferred charges and other assets	42	44
Total Assets	$1,462	$1,505

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$41	$5
Accounts payable	12	17
Accrued interest	11	4
Accrued taxes, other than income	14	15
Regulatory liabilities	8	2
Contractual deposits	5	7
Other current liabilities	5	6
Total current liabilities	96	56

Long-term liabilities and deferred credits
Long-term debt	609	639
Other long-term liabilities and deferred credits	12	20
Total Liabilities	717	715
Commitments and contingencies (Note 5)
Member’s equity	736	780
Accumulated other comprehensive income	9	10
Total Member’s Equity	745	790
Total Liabilities and Member’s Equity	$1,462	$1,505
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$124	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	33
Other non-cash items	—	(4)
Changes in components of working capital:
Accounts receivable	5	4
Regulatory assets	(2)	1
Other current assets, including inventories	6	1
Accounts payable	(2)	2
Accrued interest	7	7
Accrued taxes, other than income	(1)	(1)
Regulatory liabilities	6	(3)
Other current liabilities	(2)	3
Other long-term assets and liabilities	(4)	(1)
Net Cash Provided by Operating Activities	170	161

Cash Flows From Investing Activities
Capital expenditures	(8)	(14)
Net change in note receivable from affiliate	11	8
Other, net	(1)	3
Net Cash Provided by (Used in) Investing Activities	2	(3)

Cash Flows From Financing Activities
Payments of debt	(4)	(3)
Distributions to Member	(168)	(156)
Net Cash Used in Financing Activities	(172)	(159)

Net change in Cash and Cash Equivalents	—	(1)
Cash and Cash Equivalents, beginning of period	—	1
Cash and Cash Equivalents, end of period	$—	$—

Non-Cash Investing Activities
(Decrease) increase in property, plant and equipment accruals and contractor retainage	$(3)	$2
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In Millions)
(Unaudited)

December 31, 2012	$818
Net income	119
Distributions	(156)
Other comprehensive income	1
September 30, 2013	$782

December 31, 2013	$790
Net income	124
Distributions	(168)
Other comprehensive loss	(1)
September 30, 2014	$745

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

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission (SEC). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”), the single source of Generally Accepted Accounting Principles in the United States of America (GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

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

Recent Developments

On August 9, 2014, KMI entered into a separate definitive merger agreement with each of Kinder Morgan Energy Partners, L.P. (KMP), Kinder Morgan Management, LLC (KMR) and EPB, pursuant to which KMI will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that KMI and its subsidiaries do not already own (the “Merger Transactions”).  The Merger Transactions are subject to approval of the stockholders, shareholders and unitholders of KMI, KMP, KMR and EPB, as applicable, and are expected to close in the fourth quarter of 2014. On October 22, 2014, EPB, KMR, KMP and KMI each (i) announced November 20, 2014 as the date for the respective special meetings of shareholders or unitholders to vote on the proposals related to the Merger Transactions; and (ii) commenced mailing of proxy materials to the respective shareholders or unitholders. Unitholders and shareholders of record at the close of business on October 20, 2014, will be entitled to vote at the applicable special meeting. After the consummation of the Merger Transactions, KMI, KMP and EPB and substantially all of their wholly owned subsidiaries (including CIG) with debt will enter into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries will be liable for the debt of KMI, KMP, EPB and such subsidiaries.

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income and Comprehensive Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	September 30, 2014	December 31, 2013
Senior Notes, 5.95%, due March 2015	$35	$35
Senior Notes, 6.80%, due November 2015	340	340
Senior Debentures, 6.85%, due June 2037	100	100
Other financing obligations	175	169
Total debt and other financing obligations	650	644
Less: Current portion of debt	41	5
Total debt and other financing obligations, less current maturities	$609	$639

Debt Covenants

As of September 30, 2014, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2013 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our financial instruments (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$475	$518	$475	$532
___________________

(a)
Our other financing obligations were $175 million and $169 million as of September 30, 2014 and December 31, 2013, of which $6 million and $5 million, respectively, was reported as “Current portion of debt” on our Consolidated Balance Sheets. For a further discussion of our other financing obligations, see our 2013 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2014, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

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

The following table summarizes our balance sheet affiliate balances (in millions):

	September 30, 2014	December 31, 2013
Natural gas imbalance receivable	$1	$3
Accounts payable	7	6
Natural gas imbalance payable (a)	3	2
Note receivable (b)	22	33
Financing obligations (c)	175	169
 _____________________

(a)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(b)
We participate in EPB’s cash management program which matches the short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. EPB uses the cash management program to settle intercompany transactions between participating affiliates. The interest rate on this note is variable and was 1.9% as of September 30, 2014 and December 31, 2013. These amounts are included in “Note receivable from affiliate” on our Consolidated Balance Sheets.

(c)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $6 million and $5 million, respectively, is included in “Current portion of debt” on our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

The following table shows overall revenues and expenses from our affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$—	$1	$1
Operations and maintenance	9	10	27	30
General and administrative	5	5	15	15

5. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of September 30, 2014 and December 31, 2013.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2014 and December 31, 2013, we had approximately $2 million accrued for our environmental matters.

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

The following table summarizes our regulatory asset and liability balances (in millions):

	September 30, 2014	December 31, 2013
Current regulatory assets	$11	$9
Non-current regulatory assets (a)	10	12
Total Regulatory Assets	$21	$21

Current regulatory liabilities	$8	$2
Non-current regulatory liabilities (b)	10	10
Total Regulatory Liabilities	$18	$12
________________

(a)	Included in “Deferred charges and other assets” on our accompanying Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our accompanying Consolidated Balance Sheets.

Rates and Regulatory Matter

In August 2011, the Federal Energy Regulatory Commission approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) our current tariff rates to continue until our next general rate case, which will be effective no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue less than an annual threshold amount.

7. Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On August 9, 2014, KMI entered into a separate definitive merger agreement with each of KMP, KMR and EPB, pursuant to which KMI will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that KMI and its subsidiaries do not already own (the “Merger Transactions”).  The Merger Transactions are subject to approval of the stockholders, shareholders and unitholders of KMI, KMP, KMR and EPB, as applicable, and are expected to close in the fourth quarter of 2014. On October 22, 2014, EPB, KMR, KMP and KMI each (i) announced November 20, 2014 as the date for the respective special meetings of shareholders or unitholders to vote on the proposals related to the Merger Transactions; and (ii) commenced mailing of proxy materials to the respective shareholders or unitholders. Unitholders and shareholders of record at the close of business on October 20, 2014, will be entitled to vote at the applicable special meeting. After the consummation of the Merger Transactions, KMI, KMP and EPB and substantially all of their wholly owned subsidiaries (including CIG) with debt will enter into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries will be liable for the debt of KMI, KMP, EPB and such subsidiaries.

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

Below are the components of EBDA for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Revenues	$291	$287
Operating Expenses
Operation and maintenance	(59)	(61)
Taxes, other than income taxes	(15)	(14)
Subtotal	(74)	(75)
Other, net	1	1
EBDA	$218	$213
Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Nine Months Ended September 30,
	2014	2013
EBDA	$218	$213
Depreciation and amortization	(33)	(33)
General and administrative	(14)	(15)
Interest expense, net	(47)	(46)
Net income	$124	$119
Throughput volumes (Billion British thermal units per day)	2,215	2,185

EBDA

Our EBDA increased by $5 million for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was driven by higher revenues of $5 million from the High Plains expansion project, which was placed in service in March 2014. We also incurred lower operating expenses of $3 million due to favorable rates on gas used for system balancing. Partially offsetting these favorable impacts were lower incremental transportation revenues of $1 million due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates (the impact of these reduced contract revenues is mitigated by the revenue surcharge mechanism included in our August 2011 rate case settlement, which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than annual threshold amounts). Additionally, we experienced higher operating expenses of $3 million primarily due to higher property taxes and field operation and maintenance expenses.

General and Administrative

Our general and administrative expense was $1 million lower for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to lower rent and insurance expenses.

Rate Case Settlements

See Item 1. Financial Statements, Note 6 “Accounting for Regulatory Activities” for information related to our rate case settlement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, Note 5 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2013 Form 10-K. Below are additional risk factors related to the recent announcement of EPB’s proposed merger with KMI.

Risks Relating to the Merger Transactions

Failure to complete, or significant delays in completing, the Merger Transactions could negatively affect the future business and financial results of KMI and EPB, which could in turn have a negative effect on us.

Completion of the Merger Transactions is not assured and is subject to risks, including the risks that approval of the Merger Transactions by the stockholders, shareholders and unitholders of KMI, KMP, KMR and EPB, as applicable, or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Merger Transactions are not completed, or if there are significant delays in completing the Merger Transactions, the respective future business and financial results of KMI and EPB could be negatively affected, which could in turn have a negative effect on us.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (ii) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iii) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (iv) our Consolidated Statements of Member’s Equity for the nine months ended September 30, 2014 and 2013; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant

Date:	October 29, 2014	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)