Form 10-K
period 2014-12-31
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2015-02-26
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
 Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant’s telephone number, including area code: (713) 369-9000
_____________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
6.85% Senior Debentures, due 2037	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

See Item 1A “Risk Factors” for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in Item 1A “Risk Factors.” The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

PART I

Items 1 and 2. Business and Properties

Overview

We are a Delaware limited liability company, originally formed in 1927 as a corporation. When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “CIG” we are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. Our primary business consists of the interstate transportation, storage and processing of natural gas. We conduct our business activities through our natural gas pipeline system, storage facilities, a processing plant and our 50% ownership interest in WYCO Development LLC (WYCO), which is a joint venture with an affiliate of Public Service Company of Colorado (PSCo).

Our pipeline system and storage facilities operate under a tariff approved by the FERC that establishes rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our cost of providing services to our customers, including a reasonable return on our invested capital.

Prior to November 26, 2014, we were an indirect, wholly owned subsidiary of El Paso Pipeline Partners, L.P., a Delaware limited partnership whose common units were traded on the New York Stock Exchange (NYSE) under the symbol of “EPB” (EPB), and whose general partner was an indirect, wholly owned subsidiary of Kinder Morgan, Inc., a Delaware corporation, whose common stock is traded on the NYSE under the symbol of “KMI” (KMI). On November 26, 2014, KMI completed its acquisition of all of the outstanding common units of Kinder Morgan Energy Partners, L.P. (KMP) and EPB, and shares of Kinder Morgan Management, LLC (KMR) that KMI and its subsidiaries did not already own. The transactions, valued at approximately $77 billion, are referred to collectively as the “Merger Transactions.” Upon completion of the Merger Transactions, KMI, KMP and EPB and substantially all of their wholly owned subsidiaries (including CIG) with debt have entered into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries are liable for the debt of KMI, KMP, EPB and such subsidiaries.

On January 1, 2015, EPB and its subsidiary, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC), merged with and into KMP, with KMP surviving the merger. As a result of such merger, we became a direct, wholly owned subsidiary of KMP.

Financial Information

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 15 “Exhibits and Financial Statement Schedules” for financial information related to our operating results and financial condition. For financial information related to significant customers, see Note 10 to our consolidated financial statements.

Business Strategy

Our business strategy is to:

•	Focus on stable, fee-based energy transportation and storage assets that are central to the energy infrastructure of growing markets within North America; and

•	Increase utilization of our existing assets while controlling costs, operating safely and employing environmentally sound operating practices.

It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances. However, as discussed under Item 1A “Risk Factors,” there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

Our Assets

Pipeline System

Our pipeline system consists of approximately 4,300 miles of pipeline with a design capacity of 5,150 MMcf/d. During 2014, 2013 and 2012, average throughput was 2,299 BBtu/d, 2,200 BBtu/d and 2,159 BBtu/d, respectively. We deliver natural gas from production areas in the Rocky Mountains and the Anadarko Basin directly to customers in Colorado and Wyoming and indirectly to the Midwest, Southwest, California and the Pacific Northwest.

Storage and Processing Facilities

Along our pipeline system, we own interests in five storage facilities in Colorado and Kansas with 37 Bcf of underground working natural gas storage capacity, which includes 7 Bcf of storage capacity from the Totem storage facility (Totem) which is owned by WYCO as further discussed below. In addition, we have a natural gas processing plant located in Wyoming.

WYCO

WYCO owns Totem and the High Plains pipeline (High Plains), both of which are located in northeast Colorado. Under a long-term agreement with WYCO, we operate Totem and High Plains as permitted under our certificate with the FERC. High Plains extends from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain electric generation plant and other points of interconnection with PSCo’s system. High Plains represents approximately 1,150 MMcf/d of overall transportation capacity of our system. Totem services and interconnects with High Plains. Totem has 7 Bcf of working natural gas storage capacity with a maximum withdrawal rate of 200 MMcf/d and a maximum injection rate of 150 MMcf/d. WYCO also owns a state regulated intrastate gas pipeline that extends from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain’s electric generation plant, which we do not operate, and a compressor station in Wyoming operated by our affiliate, Wyoming Interstate Company, L.L.C. (WIC).

Markets and Competition

We provide transportation and storage services in both our natural gas supply and market areas. Our pipeline system connects with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets.

The U.S. natural gas industry has experienced a significant increase in production since the middle of the previous decade as well as a major shift in the geographic location of supply sources. These changes have resulted primarily from the industry’s success in commercializing horizontal drilling and hydraulic fracturing techniques for the production of gas from shale formations. Domestic oil production has also increased substantially, resulting in increased production of “associated gas” (natural gas produced as a byproduct from formations that produce primarily oil or liquids). These new supply sources continue to affect gas supply and flow patterns throughout North America, as well as the rates that pipeline systems can charge for their services. The impacts vary among pipeline systems and over time, as production from these new sources increases and pipelines compete to provide market access for these supplies, often displace traditional supply sources. We are connected to multiple supply basins, but primarily serve the Rocky Mountain area and are directly connected to the Niobrara Shale formation along the Front Range of the Rockies in Colorado and Wyoming.

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

For a further discussion of factors impacting our markets and competition, see Item 1A “Risk Factors.”

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

Safety Regulation

We are subject to safety regulations imposed by the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA), including those requiring us to develop and maintain pipeline Integrity Management programs to comprehensively evaluate areas along our pipelines and take additional measures to protect pipeline segments located in what are referred to as High Consequence Areas (HCAs), where a leak or rupture could potentially do the most harm.

The ultimate costs of compliance with pipeline Integrity Management rules are difficult to predict. Changes such as advances of in-line inspection tools, identification of additional integrity threats and changes to the amount of pipe determined to be located in HCAs can have a significant impact on costs to perform integrity testing and repairs. We plan to continue our pipeline integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by PHMSA regulations. These tests could result in significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

The President signed into law new pipeline safety legislation in January 2012, The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which increased penalties for violations of safety laws and rules and may result in the imposition of more stringent regulations in the next few years. PHMSA issued an Advisory Bulletin which, among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine maximum pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs. Additionally, failure to locate such records to verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on our pipelines. There can be no assurance as to the amount or timing of future expenditures for pipeline Integrity Management regulation, and actual expenditures may be different from the amounts we currently anticipate. Regulations, changes to regulations or an increase in public expectations for pipeline safety may require additional reporting, the replacement of some of our pipeline segments, addition of monitoring equipment and more frequent inspection or testing of our pipeline facilities. Repair, remediation, and preventative or mitigating actions may require significant capital and operating expenditures.

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

We are also subject to the requirements of the Federal Occupational Safety and Health Administration (OSHA) and other federal and state agencies that address employee health and safety. In general, we believe current expenditures are addressing the OSHA requirements and protection of the health and safety of our employees. Based on new regulatory developments, we may increase expenditures in the future to comply with higher industry and regulatory safety standards; however, such increases in our expenditures cannot be accurately estimated at this time.

Other Regulation

Our interstate pipeline system is also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements. For a further discussion of the potential impact of regulatory matters on us, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Environmental Matters

A description of our environmental remediation activities is included in Note 7 to our consolidated financial statements.

Other

Employees

We do not have employees. Employees of KMI and its affiliates provide services to us. We are managed and operated by KMI and its affiliates. Under policies with KMI and its affiliates we reimburse KMI and its affiliates at cost for the provision of various general and administrative services for our benefit and for direct expenses incurred by KMI or its affiliates on our behalf. A further discussion of our affiliate transactions is included in Note 6 to our consolidated financial statements.

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

Changes in the business environment, such as the recent sharp decline in crude oil prices, an increase in production costs from higher feedstock prices, supply disruptions, or higher development costs, could result in a slowing of supply from natural gas producing areas. In addition, changes in the regulatory environment or governmental policies may have an impact on the supply of natural gas. Each of these factors impact our customers shipping through our pipeline, which in turn could impact the prospects of new transportation contracts or renewals of existing contracts.

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

We could experience difficulty integrating and constructing new operations.

Our business strategy could include expanding existing assets and constructing new facilities. If we do not successfully integrate expansions or newly constructed facilities, we may not realize anticipated operating advantages and cost savings. The integration of new operations involves a number of risks, including (i) demands on management related to the increase in our size after an expansion or completed construction project; (ii) the diversion of management’s attention from the management of daily operations; (iii) difficulties in implementing or unanticipated costs of accounting, estimating, reporting and other systems; (iv) difficulties in the assimilation and retention of necessary employees; and (v) potential adverse effects on operating results.

We may not be able to maintain the levels of operating efficiency that new operations might achieve separately. Successful integration of each expansion or construction project will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve, which would harm our financial condition and results of operations.

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2014, we had $648 million of consolidated debt. Additionally, in connection with the Merger Transactions, we and substantially all of KMI's other wholly owned subsidiaries entered into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees the indebtedness of each other party to the agreement, thereby causing us to become liable for the debt of each of such subsidiaries. This level of debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes; (ii) limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a substantial portion of these funds to make payments on our debt; (iii) placing us at a competitive disadvantage compared to competitors with less debt; and (iv) increasing our vulnerability to adverse economic and industry conditions.

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

Our existing rates may also be challenged by complaint. Under certain circumstances prescribed by applicable regulations, regulators and shippers on our pipeline have rights to challenge, and have challenged, the rates we charge.  Further, the FERC may continue to initiate investigations to determine whether interstate natural gas pipelines have over-collected on rates charged to shippers. Any successful challenge to our rates could materially adversely affect our future earnings, cash flows and financial condition.

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

We are subject to extensive laws and regulations related to pipeline integrity. There are, for example, federal guidelines for the U.S. Department of Transportation (DOT) and pipeline companies in the areas of testing, education, training and communication. The ultimate costs of compliance with the integrity management rules are difficult to predict. The majority of compliance costs are pipeline integrity testing and the repairs found to be necessary. Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in High Consequence Areas can have a significant impact on testing and repairs costs. We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the DOT rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipeline.

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

We own and/or operate properties that have been used for many years in connection with our business activities. While we have utilized operating, handling and disposal practices that were consistent with industry practices at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control. These properties and the hazardous substances released and wastes disposed on them may be subject to laws such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

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

Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases. The United States Environmental Protection Agency (EPA) regulates greenhouse gas emissions and requires the reporting of greenhouse gas emissions in the U.S. for emissions from specified large greenhouse gas emission sources, fractionated natural gas liquids and certain stationary sources.

Because our operations, including our compressor stations and natural gas processing plant, emit various types of greenhouse gases, primarily methane and carbon dioxide, such regulation could increase our costs related to operating and maintaining our facilities and may require us to install new emission controls equipment at our facilities, acquire allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and/or administer and manage a greenhouse gas emissions program. We are not able at this time to estimate such increased costs; however, they could be significant. Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC. Additionally, the EPA has announced that it will propose new regulations of greenhouse gases addressing emission of greenhouse gases with a renewed focus on emissions of methane which may impose further requirements, including emission control requirements, on Kinder Morgan facilities. Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.

We are subject to interest rate risks.

Although all of our debt currently has fixed interest rates, changes in market conditions, including potential increases in the deficits of foreign, federal and state governments, could have a negative impact on interest rates that could cause our financing costs to increase should we refinance our debt or incur additional debt. For more information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

A breach of the covenants applicable to our debt and other financing obligations could affect our ability to borrow funds and could accelerate repayment of our debt and other financing obligations.

Our debt and other financing obligations contain restrictive covenants and cross default provisions. Volatility in the financial markets and a reduction in access to capital could cause these covenants to become more restrictive over time. A breach of any of these covenants could accelerate our debt and other financing obligations. If this were to occur, we may not be able to repay such debt and other financing obligations.

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
Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings could cause our cost of doing business to increase by limiting our access to capital, limiting our ability to pursue expansion opportunities and reducing our cash flows. Our credit ratings may be impacted by our leverage, liquidity, credit profile and potential transactions.  Also, disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect our business, financial condition and results of operations.
In addition, due to our relationship with KMI, our credit ratings, and thus our ability to access the capital markets and the terms and pricing we receive therein, may be adversely affected by any impairment to KMI’s financial condition or adverse changes in its credit ratings. Additionally, our credit ratings will generally affect the market value of our debt instruments.
Our pipeline depends on certain key customers for a significant portion of its revenues and the loss of any of these key customers could result in a decline in our revenues. In addition, we are exposed to the credit risk of our counterparties and our credit risk management may not be adequate to protect against such risk.

We are subject to the risk of our counterparties failing to make payments to us, which may include payments not being received within the time required under our contracts. Our current largest exposures are associated with shippers under long-term transportation contracts on our pipeline system. Our system relies on a limited number of customers for a significant portion of our system revenues. For the year ended December 31, 2014, our four largest customers accounted for approximately 66% of our respective operating revenues. The creditworthiness of our customers may be adversely impacted by negative effects in the economy, including low natural gas prices which can reduce liquidity and cash flows for some of our customers that produce natural gas. The loss of all or a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts, could have a material adverse effect on us. Our credit procedures and policies that are governed by the FERC may not be adequate to fully eliminate counterparty credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise. If our existing or future counterparties fail to pay and/or perform, we could be adversely affected. For example, we may not be able to effectively remarket capacity during and after insolvency proceedings involving a customer. For additional information regarding our major customers, see Note 10 to our consolidated financial statements.

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

We obtain the right to construct and operate our pipeline on other owners’ land for a period of time. If we were to lose these rights or be required to relocate our pipelines, our business could be negatively affected. In addition, we are subject to the possibility of increased costs under our rental agreements with landowners, primarily through rental increases and renewals of expired agreements.

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

Accounting policies for FERC regulated pipelines are in certain instances different from GAAP for nonregulated entities. For example, we are required to record certain regulatory assets on our balance sheet that would not be recorded for nonregulated entities. In determining whether to account for regulatory assets on our pipeline, we consider various factors including regulatory changes and the impact of competition to determine the probability of recovery of these assets. Currently, our pipeline system has regulatory assets recorded on the balance sheets. If we determine that future recovery is no longer probable for our pipeline system, then we could be required to write off the regulatory assets in the future. In addition, we capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on equity funds related to our construction of long-lived assets. Equity amounts capitalized are included as “Other, net” on our Consolidated Statements of Income and Comprehensive Income. We periodically evaluate the applicability of accounting standards related to regulated operations, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to evaluate our assets for impairment and write-off the associated regulatory assets and our future earnings could be impacted.

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

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our member interest is indirectly owned by KMI and, accordingly, is not publicly traded. See Items 1 and 2 “Business and Properties—Overview” for additional related information.

We are required to make distributions to our owners as defined in our limited liability company agreement on a quarterly basis as approved by our Management Committee. We made cash distributions of approximately $208 million, $198 million, and $161 million in 2014, 2013 and 2012, respectively, to our members. Prior to May 24, 2012, we were owned 14 percent indirectly through a wholly owned subsidiary of El Paso Holdco LLC (El Paso) and 86 percent indirectly through a wholly owned subsidiary of EPB. On May 24, 2012, EPB acquired the remaining 14% interest in us from a wholly owned subsidiary of El Paso.

Item 6. Selected Financial Data.

Information has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties” and (ii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors.”

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

Our Business

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an indirect wholly owned subsidiary of KMI. Our primary business consists of interstate transportation, storage and processing of natural gas. Our pipeline operations are rate-regulated and accordingly we generate profit based on our ability to earn a return in excess of our costs through the rates we charge our customers.

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

Our revenues consist of the following types:

Type	Description	Percent of Total Revenues in 2014 (a)
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline system and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	88%

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenue from other miscellaneous sources.	12%
__________

(a)	Excludes liquids revenues associated with our processing plant, which has no associated margin.
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
We continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on our revenues. Our contracts mature at various times and in various amounts of capacity. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. We attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. Currently, we face recontracting risk in certain of our market areas due, in part, to competition with other pipelines which transport natural gas from the same supply basins that we do, and due to potential declines in production in certain other supply basins. As of December 31, 2014, the remaining weighted average contract life on our natural gas transportation contracts was approximately six years.
Below is the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts on our system as of December 31, 2014, including those with terms beginning in 2014 or later:

	Contracted Capacity	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(BBtu/d)	(%)	(In millions)	(%)
2015	553	11	$12	4
2016(a)	1,751	35	131	38
2017	191	4	13	4
2018	194	4	13	4
2019	15	—	2	—
2020 and beyond	2,284	46	174	50
Total	4,988	100	$345	100
_____________

(a)	Includes contracts of 1,301 BBtu/d for $94 million that were extended in conjunction with CIG’s rate case settlement approved by the FERC in August 2011.

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

Our non-GAAP measure described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. EBDA before certain items is not a financial measure in accordance with GAAP and has important limitations as an analytical tool. You should not consider this non-GAAP measure in isolation or as a substitute for an analysis of our results as reported under GAAP. Our EBDA before certain items excludes some items that affect net income and may not be comparable to measures used by other companies. Our management compensates for the limitations of this non-GAAP measure by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making process.

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

Below are the components of EBDA for the periods presented (in millions):

	Year Ended December 31,
	2014	2013
Revenues	$404	$397
Operating Expenses
Operation and maintenance	(80)	(85)
Taxes, other than income taxes	(20)	(19)
Subtotal	(100)	(104)
Other, net	1	2
Income tax expense	(1)	—
EBDA	$304	$295
Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Year Ended December 31,
	2014	2013
EBDA	$304	$295
Depreciation and amortization	(44)	(44)
General and administrative	(20)	(20)
Interest expense, net	(63)	(61)
Net income	$177	$170
Throughput volumes (BBtu/d)	2,299	2,200

EBDA

Our EBDA increased by $9 million for the year ended December 31, 2014 as compared to 2013. The increase was driven by higher revenues of $9 million from the High Plains expansion project, which was placed in service in March 2014. Lower operating expenses included a reduction of $3 million primarily due to favorable rates on gas used for system balancing. Partially offsetting these favorable impacts were lower incremental transportation revenues of $1 million due in part to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates (the impact of these reduced contract revenues is mitigated by the revenue surcharge mechanism included in our August 2011 rate case settlement, which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than annual threshold amounts).

Interest Expense,net

Our interest expense, net increased by $2 million in 2014 as compared to 2013 primarily due to additional financing obligations with WYCO incurred for the High Plains expansion project, which was placed in service in March 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Note Receivable

As of December 31, 2014, we had an interest bearing note receivable from KMI of approximately $36 million, with a variable interest rate of 1.5% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.

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

As of December 31, 2014 and 2013, the carrying values of our debt obligations were $648 million and $644 million, respectively. These amounts compare to, as of December 31, 2014 and 2013, fair values of $680 million and $701 million, respectively. Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements.

For additional information related to our debt obligations, see Note 4 to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

The information required in this Item 8 is included in this report as set forth in the “Index to Financial Statements” on page

22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10, “Directors, Executive Officers and Corporate Governance;” Item 11, “Executive Compensation ;” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 14. Principal Accounting Fees and Services

Audit Fees

The fees billed for the audit services provided by PricewaterhouseCoopers LLP for the year ended December 31, 2014 and 2013 were $465,000 and $451,000, respectively. Our audit fees include amounts for the audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission and FERC.

All Other Fees

No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2014 and 2013.

Policy for Approval of Audit and Non-Audit Fees

We are a subsidiary of KMI and do not have a separate audit committee. KMI’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and are pre-approved by KMI’s Audit Committee. KMI’s Audit Committee has reviewed the external auditors’ fees for audit and non-audit services for fiscal 2014. KMI’s Audit Committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

Furthermore, KMI’s Audit Committee is responsible for reviewing the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between management and the external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items): (i) the auditors’ internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors; (iii) the independence of the external auditors; and (iv) the aggregate fees billed by the external auditors for each of the previous two fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(1) and (2) Financial Statements and Financial Statement Schedules
See “Index to Financial Statements” set forth on page

22.

(3) Exhibits

Exhibit Number	Description

3.1*
Certificate of Formation of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 3.1 to Colorado Interstate Gas Company, L.L.C’s 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013).

3.2*
Second Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated May 24, 2012 (incorporated by reference to Exhibit 10.2 to El Paso Pipeline Partners, L.P.’s Current Report on Form 8-K filed with the SEC on May 24, 2012).

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

10.1*
Amended and Restated No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated May 1, 2012, between Colorado Interstate Gas Company and Public Service Company of Colorado. (incorporated by reference to Exhibit 10.1 to Colorado Interstate Gas Company, L.L.C’s 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013).

10.2*
Lease Agreement dated December 17, 2008, and effective on November 1, 2008, by and between WYCO Development LLC and Colorado Interstate Gas Company (incorporated by reference to Exhibit 10.C to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.3*
Cross Guarantee Agreement, dated November 26, 2014, among the Guarantors party thereto (incorporated by reference to Exhibit 10.1 to Kinder Morgan, Inc.'s Current Report on Form 8-K filed with the SEC on December 1, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (ii) our Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) our Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (iv) our Consolidated Statements of Members' Equity for the years ended December 31, 2014, 2013 and 2012 and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith as, except as noted otherwise.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

Report of Independent Registered Public Accounting Firm

To the Member of Colorado Interstate Gas Company, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of members’ equity and of cash flows present fairly, in all material respects, the financial position of Colorado Interstate Gas Company, L.L.C. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2015

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)

	Year Ended December 31,
	2014	2013	2012
Revenues	$404	$397	$398
Operating Costs and Expenses
Operation and maintenance	80	85	80
Depreciation and amortization	44	44	45
General and administrative	20	20	38
Taxes, other than income taxes	20	19	20
Total Operating Costs and Expenses	164	168	183
Operating Income	240	229	215
Other Income (Expense)
Interest expense, net	(63)	(61)	(62)
Other, net	1	2	3
Total Other Income (Expense)	(62)	(59)	(59)
Income Before Income Tax Expense	178	170	156
Income Tax Expense	(1)	—	—
Net Income	177	170	156
Other Comprehensive (Loss) Income
Adjustments to postretirement benefit plan liabilities	(1)	—	1
Comprehensive Income	$176	$170	$157

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	40	39
Inventories	7	8
Regulatory assets	12	9
Natural gas imbalance receivable	5	5
Total current assets	64	61

Property, plant and equipment, net	1,330	1,367
Note receivable from affiliate	36	33
Deferred charges and other assets	42	44
Total Assets	$1,472	$1,505

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$381	$5
Accounts payable	20	17
Accrued interest	4	4
Accrued taxes, other than income	17	15
Regulatory liabilities	5	2
Customer deposits	4	7
Other current liabilities	4	6
Total current liabilities	435	56

Long-term liabilities and deferred credits
Long-term debt	267	639
Other long-term liabilities and deferred credits	12	20
Total Liabilities	714	715
Commitments and contingencies (Note 7)
Member’s equity	749	780
Accumulated other comprehensive income	9	10
Total Member’s Equity	758	790
Total Liabilities and Member’s Equity	$1,472	$1,505

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$177	$170	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	44	45
Other non-cash items	1	(4)	2
Changes in components of working capital:
Accounts receivable	—	(1)	(22)
Regulatory assets	(3)	1	—
Accounts payable	5	5	(17)
Accrued taxes, other than income	2	—	(2)
Regulatory liabilities	3	(4)	(2)
Other current assets and liabilities	(2)	2	(8)
Other long-term assets and liabilities	1	6	(7)
Net Cash Provided by Operating Activities	228	219	145

Cash Flows From Investing Activities
Capital expenditures	(11)	(24)	(27)
Net change in note receivable from affiliates	(4)	4	31
Other, net	(1)	2	2
Net Cash (Used in) Provided by Investing Activities	(16)	(18)	6

Cash Flows From Financing Activities
Payments of debt	(6)	(4)	(4)
Distributions to members	(208)	(198)	(161)
Contributions from members	—	—	13
Advances from joint venture partner	2	—	—
Net Cash Used in Financing Activities	(212)	(202)	(152)

Net Change in Cash and Cash Equivalents	—	(1)	(1)
Cash and Cash Equivalents, beginning of period	—	1	2
Cash and Cash Equivalents, end of period	$—	$—	$1

Non-cash Investing Activities
(Decrease) increase in property, plant and equipment accruals and contractor retainage	$(2)	$2	$(3)

Supplemental Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$60	$59	$60

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(In Millions)

December 31, 2011	$809
Net income	156
Contributions	13
Distributions	(161)
Other comprehensive income	1
December 31, 2012	818
Net income	170
Distributions	(198)
December 31, 2013	790
Net income	177
Distributions	(208)
Other comprehensive loss	(1)
December 31, 2014	$758

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain region. Unless the context otherwise requires, references to “us,” “we,” “our,” “ours,” “the Company,” or “CIG” are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. We are an indirect wholly owned subsidiary of Kinder Morgan, Inc. (KMI).

Merger Transactions

Prior to November 26, 2014, we were an indirect, wholly owned subsidiary of El Paso Pipeline Partners, L.P., a Delaware limited partnership whose common units were traded on the New York Stock Exchange (NYSE) under the symbol “EPB” (EPB), and whose general partner was an indirect, wholly owned subsidiary of KMI, a Delaware corporation, whose common stock is traded on the NYSE under the symbol of “KMI”. On November 26, 2014, KMI completed its acquisition of all of the outstanding common units of Kinder Morgan Energy Partners, L.P. (KMP) and EPB, and shares of Kinder Morgan Management, LLC (KMR) that KMI and its subsidiaries did not already own. The transactions, valued at approximately $77 billion, are referred to collectively as the “Merger Transactions.” Upon completion of the Merger Transactions, KMI, KMP and EPB and substantially all of their wholly owned subsidiaries (including CIG) with debt have entered into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries are liable for the debt of KMI, KMP, EPB and such subsidiaries.

On January 1, 2015, EPB and its subsidiary, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC), merged with and into KMP, with KMP surviving the merger. As a result of such merger, we became a direct, wholly owned subsidiary of KMP.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying consolidated financial statements under the rules and regulations of the U.S. Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification, the single source of GAAP and referred to in this report as the Codification. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.

Additionally, our financial statements are consolidated into the consolidated financial statements of KMI. Responsibility for payments of obligations reflected in our or KMI’s financial statements is a legal determination based on the entity that incurs the liability. Furthermore, the determination of responsibility for payment is not impacted by the consolidation of our financial statements into the consolidated financial statements of KMI.

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

Accounts Receivable

The amounts reported as “Accounts receivable” on our accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 primarily consist of amounts due from third party payors (unrelated entities). For information on receivables due to us from related parties, see Note 6.

We establish provisions for losses on accounts receivable due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method. We had no allowance for doubtful accounts as of December 31, 2014 and 2013 and the bad debt expense for the years ended December 31, 2014, 2013 and 2012 were not significant.

Inventories

Our inventories, which consist of materials and supplies, are valued at the lower of cost or market value with cost determined using the average cost method.

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system differs from the scheduled amount of gas delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind, subject to the terms of our FERC tariff. Imbalances due from others are reported in the Consolidated Balance Sheets as “Natural gas imbalance receivable.” Imbalances owed to others are reported in the Consolidated Balance Sheets as “Other current liabilities.” We classify all imbalances as current as we expect them to be settled within a year.

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

We use the composite method to depreciate property, plant and equipment. Under this method, assets with similar economic characteristics are grouped and depreciated as one asset. The FERC-accepted depreciation rate is applied to the total cost of the group until the net book value equals the salvage value. For certain general plant, the asset is depreciated to zero. We re-evaluate depreciation rates each time we redevelop our transportation and storage rates to file with the FERC for an increase or decrease in rates. When property, plant and equipment is retired, accumulated depreciation and amortization is charged for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less salvage value. We do not recognize gains or losses unless we sell or retire land or an entire operating unit, as determined by the FERC. We generally include gains or losses on dispositions of land and operating units in “Operation and maintenance” expense in our Consolidated Statements of Income and Comprehensive Income.

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

We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on debt and equity funds related to the construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on the average cost of debt. Interest costs capitalized are included as a reduction to “Interest expense, net” on our Consolidated Statements of Income and Comprehensive Income. The equity portion is calculated based on the most recent FERC approved rate of return. Equity amounts capitalized are included in “Other, net” on our Consolidated Statements of Income and Comprehensive Income.

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

We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record. Our asset retirement obligations were not significant as of December 31, 2014 and 2013.

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

Equity Method of Accounting

We account for investments, which we do not control but do have the ability to exercise significant influence, by the equity method of accounting. Under this method, our equity investments are carried originally at our acquisition costs, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.

Revenue Recognition

Our revenues are primarily generated from natural gas transportation, storage and processing services and include estimates of amounts earned but unbilled. We estimate these unbilled revenues based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. For contracts with step-up or step-down rate provisions that are not related to changes in levels of service, we recognize reservation revenues ratably over the contract life. Gas not used in operations is based on the volumes we are allowed to retain relative to the amounts of gas we use for operating purposes. We are subject to FERC regulations and as a result, revenues we collect may be subject to refund in a rate proceeding. We had no reserves for potential refunds as of December 31, 2014 and 2013.

Environmental Matters

We capitalize or expense, as appropriate, environmental expenditures. We capitalize certain environmental expenditures required in obtaining rights-of-way, regulatory approvals or permitting as part of the construction. We expense environmental expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

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

Other Contingencies

We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue an undiscounted liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued. For more information on our other contingency disclosures, see Note 7.

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

In accounting for our postretirement benefit plan, we record an asset or liability based on the difference between the fair value of the plan’s assets and the plan’s benefit obligation. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as “Other comprehensive income,” until those gains or losses are recognized on the Consolidated Statements of Income and Comprehensive Income.

Income Taxes

We are a limited liability company and are not subject to either federal income taxes or generally state income taxes. Our member is responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities.

Regulated Operations

Our interstate natural gas pipeline and storage operations are subject to the jurisdiction of the FERC and are accounted for in accordance with Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.” Under these standards, we record regulatory assets and liabilities that would not be recorded for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include revenue sharing and surcharge mechanism, certain postretirement benefit plan costs, losses on reacquired debt, taxes related to an equity return component on regulated capital projects in periods prior to 2007 when we changed our legal structure to a non-taxable entity, and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

3. Property, Plant and Equipment

Classes of Assets and Depreciation Rates

As of December 31, 2014 and 2013, our property plant and equipment consisted of the following (in millions, except for %):

	Annual Depreciation Rates	December 31.
	(%)	2014	2013
Transmission and storage facilities	1.85 - 6.67	$1,811	$1,789
Products extraction	1.85	29	29
General plant	3.0 - 25.0	36	37
Intangible plant	10.0 - 23.0	11	20
Other		25	28
Accumulated depreciation and amortization (a)		(591)	(563)
		1,321	1,340
Land		6	6
Construction work in progress		3	21
Property, plant and equipment, net		$1,330	$1,367
__________

(a)	The composite weighted average depreciation rates for the years ended December 31, 2014, 2013 and 2012 were 2.24%, 2.32% and 2.39%, respectively.

Capitalized Costs During Construction

The allowance for debt interest amounts capitalized during each of the years ended December 31, 2014, 2013 and 2012 were less than $1 million. The allowance for equity amounts capitalized during each of the years ended December 31, 2014, 2013 and 2012 were less than $1 million.

4. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income and Comprehensive Income.

The following table summarizes the net carrying value of our outstanding debt (in millions):

	December 31,
	2014	2013
Senior Notes, 5.95%, due 2015(a)	$35	$35
Senior Notes, 6.80%, due 2015(a)	340	340
Senior Debentures, 6.85%, due 2037	100	100
Other financing obligations	173	169
Total debt and other financing obligations	648	644
Less: Current portion of debt	381	5
Total debt and other financing obligations, less current maturities	$267	$639
__________

(a)
As of December 31, 2014, we included $35 million of our 5.95% senior notes due March 15, 2015 and $340 million of our 6.80% senior notes due November 15, 2015 within the caption “Current portion of debt” on our Consolidated Balance Sheets. We intend to satisfy this debt through the issuance of long-term debt, borrowings from our cash management agreement with KMI, equity contribution from our parent or a combination of these options.

After the consummation of the Merger Transactions, KMI, KMP and EPB and substantially all of their respective wholly owned subsidiaries with debt entered into a cross guarantee agreement with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries are liable for the debt of KMI, KMP, EPB and such subsidiaries.

Debt Covenants

Under our various financing documents, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions. For the years ended December 31, 2014 and 2013, we were in compliance with our debt-related covenants.

Other Financing Obligations
In conjunction with the construction of Totem and High Plains, our joint venture partner in WYCO Development LLC (WYCO) funded 50% of the construction costs. We reflected the payments made by our joint venture partner as other long-term liabilities on our balance sheet during construction and, upon project completion, the advances were converted into a financing obligation to WYCO. Upon placing these projects in service, we transferred our title in the projects to WYCO and leased the assets back. Although we transferred the title in these projects to WYCO, the transfer did not qualify for sale leaseback accounting because of our continuing involvement through our equity investment in WYCO. As such, the costs of the facilities remain on our balance sheets and the advanced payments received from our 50% joint venture partner were converted into a financing obligation due to WYCO.

As of December 31, 2014, the principal amounts of the Totem and High Plains financing obligations were $73 million and $100 million, respectively, which will be paid in monthly installments through 2039 based on the initial lease term. At the expiration of the initial lease term, the lease agreement shall be extended automatically for the term of related firm service agreements. The interest rate on these obligations is 15.5%, payable on a monthly basis.

Maturities of Debt
The scheduled maturities of our outstanding debt as of December 31, 2014 are summarized as follows (in millions):

Year	Commitment
2015	$381
2016	6
2017	6
2018	6
2019	6
Thereafter	243
Total debt and other financing obligations	$648

5. Retirement Benefits

Pension and Retirement Savings Plans

KMI maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, KMI contributes an amount equal to 5% of participants’ eligible compensation per year. KMI is responsible for benefits accrued under its plans and allocates the related costs based on a benefit allocation rate applied on payroll charged to its affiliates.

Postretirement Benefits Plan

We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and are subject to further benefit changes by KMI, the plan sponsor. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs were prefunded and were recoverable under prior rate case settlements. Currently, there is no cost recovery or related funding that is required as part of our current FERC approved rates, however, we can seek to recover any funding shortfall that may be required in the future. We do not expect to make any contributions to our postretirement benefit plan in 2015, and there were no contributions made in 2014, 2013 and 2012.

Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status

In accounting for our postretirement benefit plan, we record an asset or liability based on the overfunded or underfunded status. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded in “Accumulated other comprehensive income,” a component of “Member’s equity,” until those gains and losses are recognized in our Consolidated Statements of Income and Comprehensive Income.

The table below provides information about our postretirement benefit plan (in millions):

	December 31,
	2014	2013
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$3	$3
Participant contributions	—	—
Benefits paid(a)	(1)	—
Accumulated postretirement benefit obligation — end of period	$2	$3
Change in plan assets:
Fair value of plan assets — beginning of period	$17	$16
Actual return on plan assets	1	1
Benefits paid	(1)	—
Fair value of plan assets — end of period	$17	$17
Reconciliation of funded status:
Fair value of plan assets	$17	$17
Less: accumulated postretirement benefit obligation	2	3
Net asset at December 31(b)	$15	$14
__________

(a)	Amounts shown net of a subsidy of less than $1 million for each of the years ended December 31, 2014 and 2013 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(b)	Net asset amounts are included in “Deferred charges and other assets” in our Consolidated Balance Sheets.

Components of Accumulated Other Comprehensive Income

The amount recognized in “Accumulated other comprehensive income” as of December 31, 2014 and 2013 of $9 million and $10 million for each period is primarily related to unrecognized gains. We anticipate that approximately $1 million of “Accumulated other comprehensive income” will be recognized as part of net periodic benefit income in 2015.

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

We use various methods to determine the fair values of the assets in our postretirement benefit plan, which is impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2014, assets were comprised of domestic equity securities with a fair value of $1 million, a fixed income trust fund with a fair value of $5 million and limited partnership funds with equity strategies with a fair value of $11 million. The domestic equity securities and $5 million of the limited partnership funds are exchange traded, and the fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the investment in actively traded markets. The fixed income trust fund and approximately $6 million of the limited partnership funds are non-exchange-traded, and the fair value (which is considered a Level 2 measurement) is determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. As of December 31, 2013, assets were comprised of a fixed income trust fund with a fair value of $5 million and limited partnership funds with equity strategies with a fair value of $12 million. Approximately $6 million of the limited partnership balance is comprised of a limited partnership fund for which the fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the investment in actively traded markets. For the fixed income trust fund and the $6 million of the limited partnership funds, the fair value (which is considered a Level 2 measurement) is determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. Certain restrictions on withdrawals exist for the limited partnerships and common/collective trust funds where the issuer reserves the right to temporarily delay withdrawals in certain situations such as market conditions or at the issuer’s discretion. The plan does not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. There have been no changes in the methodologies used at December 31, 2014 and 2013.

Expected Payment of Future Benefits

As of December 31, 2014, we expect the future benefit payments under our plan to be less than $1 million for each of the years ending December 31, 2015 through December 31, 2019 and $1 million for years ending December 31, 2020 through December 31, 2024.

Actuarial Assumptions and Sensitivity Analysis

Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs.

	2014	2013	2012
	(%)
Assumptions related to benefit obligations at December 31:
Discount rate	3.44	4.13	2.75
Assumptions related to benefit costs for the year ended December 31:
Discount rate(a)(b)	4.13	3.21	3.98
Expected return on plan assets(c)	7.60	7.50	7.50
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

(c)
The expected return on plan assets listed in the table above is a pre-tax rate of return based on our portfolio of investments. We utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on unrelated business income taxes with a weighted average rate of 21%, 24% and 22% for 2014, 2013 and 2012, respectively.

Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 7%, gradually decreasing to 4.5% by the year 2031. A one-percentage point change would not have had a significant effect on the accumulated postretirement benefit obligation or interest costs as of and for the years ended December 31, 2014 and 2013.

Components of Net Benefit Income

For each of the years ended December 31, the components of net benefit cost (income) are as follows (in millions):

	2014	2013	2012
Interest cost	$—	$—	$—
Expected return on plan assets	(2)	(2)	(1)
Net benefit income	$(2)	$(2)	$(1)

6. Related Party Transactions

Distributions and Contributions

Pursuant to our limited liability company agreement, we are required to make distributions to our owners on a quarterly basis. During 2014, 2013 and 2012, we paid cash distributions of approximately $208 million, $198 million and $161 million, respectively. During 2012, we received cash contributions of approximately $13 million from our owners to fund our expansion projects.

Cash Management Program

We participate in the cash management program with KMI and its affiliates, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. KMI and its affiliates use the cash management program to settle intercompany transactions between participating affiliates. As of December 31, 2014 and 2013, we had a note receivable from KMI of $36 million and $33 million, respectively. These amounts are included in “Note receivable from affiliate” on our Consolidated Balance Sheets. The interest rate on this note was variable and was 1.5% and 1.9% as of December 31, 2014 and 2013, respectively.

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to and from affiliates under long-term contracts and various operating agreements.

We do not have employees. Employees of KMI and its affiliates provide services to us. We are managed and operated by KMI and its affiliates. Under policies with KMI and its affiliates, we reimburse KMI and its affiliates without a profit component for the provision of various general and administrative services for our benefit and for direct expenses incurred by KMI or its affiliates on our behalf. Additionally, KMI allocates a portion of its general and administrative costs to us at cost. Prior to KMI’s May 25, 2012 acquisition of El Paso Holdco, LLC (El Paso), we were allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company. L.L.C. (TGP), our affiliates, associated with our pipeline services. We also allocated costs to Wyoming Interstate Company, L.L.C. (WIC), Cheyenne Plains Gas Pipeline, Young Gas Storage Company, Ltd. and Ruby Pipeline Company, L.L.C., our affiliates, for their share of our pipeline services. The allocations from TGP and El Paso were based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes, gross property and payroll.

The following table summarizes our balance sheet affiliate balances (in millions):

	December 31,
	2014	2013
Natural gas imbalance receivable	$3	$3
Accounts payable	15	6
Natural gas imbalance payable(a)	—	2
Financing obligations (b)	173	169
____________

(a)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(b)
Represents financing obligations payable to WYCO related to Totem and High Plains, of which $6 million and $5 million is included in “Current portion of debt” on our Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. See Note 4 for a further discussion of these obligations.

The following table shows revenues, expenses and reimbursements from our affiliates for each of the three years ended December 31, 2014, 2013 and 2012 (in millions):

	2014	2013	2012
Revenues	$1	$2	$5
Operation and maintenance	37	41	50
General and administrative (a)	20	20	36
Reimbursements of operating expenses	—	—	5
__________

(a)	The year ended December 31, 2012 includes severance costs of $10 million allocated to us from El Paso as a result of KMI’s acquisition of El Paso.

7. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of December 31, 2014 and 2013.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2014 and 2013, we had approximately $1 million and $2 million, respectively, accrued for our environmental matters.

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

Transportation and Storage Commitments

We have entered into transportation commitments and storage capacity contracts totaling approximately $103 million at December 31, 2014, of which $73 million is related to storage capacity contracts with our affiliate, Young Gas Storage Company, Ltd. and $30 million is related to transportation commitments with our affiliate, WIC. Our annual commitments under these agreements are $15 million in 2015, $12 million in 2016, $11 million in 2017, $11 million in 2018, $12 million in 2019, and $42 million in total thereafter.

Operating Leases

We lease property, facilities and equipment under various operating leases. Our minimum future annual rental commitments under our operating leases at December 31, 2014, were as follows (in millions):

2015	$2
2016	2
2017	2
2018	2
2019	2
Thereafter	37
Total minimum lease payments	$47

Rental expense on our lease obligations for the years ended December 31, 2014, 2013, and 2012 was $1 million, $1 million and $3 million, respectively, and is reflected in “Operation and maintenance” expense on our Consolidated Statements of Income and Comprehensive Income. While we hold the contractual obligations for the operating leases, the rent expense, which is considered a shared services cost and allocated to various KMI subsidiaries, is administered and funded by our parent, KMI. Our share of the rent expense is approximately six percent of the total KMI obligation.

8. Fair Value

The following table reflects the carrying amount and estimated fair values of our debt, excluding total other financing obligations (in millions):

	As of December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$475	$507	$475	$532
————————

(a)
Our other financing obligations were $173 million and $169 million as of December 31, 2014 and 2013, of which $6 million and $5 million was reported as “Current portion of debt” on our Consolidated Balance Sheets for each period.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the years ended December 31, 2014 and 2013, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments or the levels in which they were classified.

As of December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

9. Accounting for Regulatory Activities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. As of December 31, 2014, the regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 27 years. Below are the details of our regulatory assets and liabilities as of December 31 (in millions):

	2014	2013
Current regulatory assets
Revenue sharing and surcharge mechanism	$11	$7
Other	1	2
Total current regulatory assets	12	9
Non-current regulatory assets
Taxes on capitalized funds used during construction	9	10
Unamortized loss on reacquired debt	1	1
Other	—	1
Total non-current regulatory assets(a)	10	12
Total regulatory assets	$22	$21
Current regulatory liabilities
Difference between gas retained and gas consumed in operations	$3	$1
Other	2	1
Total current regulatory liabilities	5	2
Non-current regulatory liabilities
Property and plant retirements	9	9
Postretirement benefits	1	1
Total non-current regulatory liabilities(b)	10	10
Total regulatory liabilities	$15	$12
————————

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

Our significant regulatory assets and liabilities include:

Revenue sharing and surcharge mechanism

Amounts represent a revenue sharing mechanism with certain of our customers for revenues received above the annual threshold amounts and a revenue surcharge mechanism to charge for shortfalls of revenue less than an annual threshold amount pursuant to the August 2011 FERC approved rate case settlement. During the years ended December 31, 2014 and 2013, we received revenues less than the annual threshold amounts and therefore implemented the required surcharge for certain customers.

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

Taxes on capitalized funds used during construction

Amounts represent the regulatory asset balance established in periods prior to 2007 when we changed our legal structure to a non-taxable entity, to offset the deferred tax for the equity component of AFUDC. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived asset to which they relate.

Unamortized loss on reacquired debt

Amounts represent the deferred and unamortized portion of losses on reacquired debt which are recovered through the cost of service over the original life of the debt issue.

Postretirement benefits

Amounts represent the differences in postretirement benefit amounts expensed and the amounts previously recovered in rates, prior to our rate case settlement in August 2011. Prior to our rate case settlement, these balances also included unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plan. As part of our rate case settlement, we no longer include these costs in our rates and during 2011, we reclassified these balances to “Accumulated other comprehensive income.”

Property and plant retirements

Amounts represent the deferral of customer-funded amounts for costs of future asset retirements.

Rates and Regulatory Matter
In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) our current tariff rates to continue until our next general rate case which will be effective no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue less than an annual threshold amount.

10. Transactions with Major Customers
Our non-affiliate trade accounts receivable as of December 31, 2014 and 2013 was $40 million and $38 million, respectively. Our affiliate receivables are discussed in Note 6.

The following table shows customers with revenues greater than 10% of our operating revenues, which we refer to as major customers, for each of the three years ended December 31 (in millions):

	2014	2013	2012
PSCo and subsidiary	$170	$169	$168
Pioneer Natural Resources USA, Inc.	40	40	40
At December 31, 2014, we have transportation and storage agreements with PSCo for capacity on High Plains through 2029 and Totem through 2040 each with annual firm revenue of $39 million.

11. Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

Supplemental Selected Quarterly Financial Information (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In millions)
2014
Revenues	$107	$94	$90	$113
Operating income	71	52	47	70
Net income	56	37	31	53
2013
Revenues	$108	$91	$88	$110
Operating income	66	50	48	65
Net income	51	34	34	51

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

Date: February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer	February 25, 2015
David P. Michels	(principal financial and accounting officer)

/s/ MARK A. KISSEL	President	February 25, 2015
Mark A. Kissel	(principal executive officer)

/s/ STEVEN J. KEAN	Director and Executive Vice President	February 25, 2015
Steven J. Kean

/s/ DAVID R. DEVEAU	Director and Vice President	February 25, 2015
David R. Deveau