Form 10-Q
period 2015-03-31
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2015-04-29
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2014 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the results of any revisions to any forward looking statements to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$105	$107
Operating Costs and Expenses
Operations and maintenance	16	15
Depreciation and amortization	11	11
General and administrative	5	5
Taxes, other than income taxes	5	5
Total Operating Costs and Expenses	37	36
Operating Income	68	71
Other Income (Expense)
Interest expense, net	(16)	(15)
Other, net	1	—
Total Other Income (Expense)	(15)	(15)
Net Income	$53	$56
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	33	40
Inventories	7	7
Regulatory assets	16	12
Natural gas imbalance receivable	5	5
Total current assets	61	64

Property, plant and equipment, net	1,322	1,330
Note receivable from affiliate	14	36
Deferred charges and other assets	41	42
Total Assets	$1,438	$1,472

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$345	$381
Accounts payable	36	20
Accrued interest	11	4
Accrued taxes, other than income	7	17
Other current liabilities	10	13
Total current liabilities	409	435

Long-term liabilities and deferred credits
Long-term debt	267	267
Other long-term liabilities and deferred credits	11	12
Total Liabilities	687	714
Commitments and contingencies (Note 5)
Member’s equity	742	749
Accumulated other comprehensive income	9	9
Total Member’s Equity	751	758
Total Liabilities and Member’s Equity	$1,438	$1,472
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net Income	$53	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	11
Other non-cash items	—	(6)
Changes in components of working capital:
Accounts receivable	6	1
Regulatory assets	(4)	—
Accounts payable	16	12
Accrued interest	7	7
Accrued taxes, other than income	(10)	(10)
Other current assets and liabilities	(2)	(2)
Other long-term assets and liabilities	—	8
Net Cash Provided by Operating Activities	77	77

Cash Flows From Investing Activities
Capital expenditures	(3)	(4)
Net change in note receivable from affiliate	22	(12)
Other, net	(1)	(2)
Net Cash Provided by (Used in) Investing Activities	18	(18)

Cash Flows From Financing Activities
Payments of debt	(36)	(1)
Distributions to Member	(60)	(58)
Other	1	—
Net Cash Used in Financing Activities	(95)	(59)

Net change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

Non-Cash Investing Activities
Decrease in property, plant and equipment accruals and contractor retainage	$—	$(3)
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In Millions)
(Unaudited)

December 31, 2013	$790
Net income	56
Distributions	(58)
March 31, 2014	$788

December 31, 2014	$758
Net income	53
Distributions	(60)
March 31, 2015	$751

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain Region. Unless the context otherwise requires, references to “us,” “we,” “our,” “ours” or “CIG,” are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiaries. We are an indirect subsidiary of Kinder Morgan, Inc. (KMI).

Prior to January 1, 2015, we were wholly owned by El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC), a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership indirectly controlled by KMI. On January 1, 2015, EPB and its subsidiary, EPPOC, merged with and into Kinder Morgan Energy Partners, L.P. (KMP), with KMP surviving the merger. As a result of such merger, we became a direct, wholly owned subsidiary of KMP.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission (SEC). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (the “Codification”), the single source of Generally Accepted Accounting Principles in the United States of America (GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2014 Form 10-K.

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	March 31, 2015	December 31, 2014
Senior Notes, 5.95%, due March 2015	$—	$35
Senior Notes, 6.80%, due November 2015(a)	340	340
Senior Debentures, 6.85%, due June 2037	100	100
Other financing obligations	172	173
Total debt and other financing obligations	612	648
Less: Current portion of debt	345	381
Total debt and other financing obligations, less current maturities	$267	$267
__________

(a)
As of March 31, 2015, we included $340 million of our 6.80% senior notes due November 15, 2015 within the caption “Current portion of debt” on our Consolidated Balance Sheets. We intend to satisfy this debt through the issuance of long-term debt, borrowings from our cash management agreement with KMI, equity contribution from our parent or a combination of these options.

After the consummation of the November 2014 merger, KMI and substantially all of its wholly owned domestic subsidiaries, including us, entered into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Debt Repayment

In March 2015, we repaid $35 million of our 5.95% senior notes.

Debt Covenants

As of March 31, 2015, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2014 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$440	$467	$475	$507
___________________

(a)
Our other financing obligations were $172 million and $173 million as of March 31, 2015 and December 31, 2014, of which $5 million and $6 million, respectively, was reported as “Current portion of debt” on our Consolidated Balance Sheets. For a further discussion of our other financing obligations, see our 2014 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the three months ended March 31, 2015, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of March 31, 2015 and December 31, 2014, the carrying amounts of accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

4. Related Party Transactions

Cash Management Program

We participate in the cash management program with KMI and its affiliates, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. KMI and its affiliates use the cash management program to settle intercompany transactions between participating affiliates. As of March 31, 2015 and December 31, 2014, we had a note receivable from KMI of $14 million and $36 million, respectively. These amounts are included in “Note receivable from affiliate” on our Consolidated Balance Sheets. The interest rate on this note was variable and was 1.6% and 1.5% as of March 31, 2015 and December 31, 2014, respectively.

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business including long-term contracts providing for natural gas transportation services to and from affiliates, and various operating agreements. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions. For a further discussion of our affiliate transactions, see our 2014 Form 10-K.

The following table summarizes our balance sheet affiliate balances (in millions):

	March 31, 2015	December 31, 2014
Accounts receivable	$1	$—
Natural gas imbalance receivable	3	3
Accounts payable	14	15
Financing obligations (a)	172	173
 _____________________

(a)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $5 million and $6 million, respectively, is included in “Current portion of debt” on our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

The following table shows overall allocated costs from our affiliates (in millions):

	Three Months Ended March 31,
	2015	2014
Operations, maintenance and capitalized costs	$10	$9
General and administrative	5	5

5. Litigation and Environmental Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of March 31, 2015 and December 31, 2014.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2015 and December 31, 2014, we had approximately $1 million accrued for our environmental matters.

6. Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. As of March 31, 2015, the regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 28 years. For a detailed discussion of our regulatory assets and liabilities, see our 2014 Form 10-K.

The following table summarizes our regulatory asset and liability balances (in millions):

	March 31, 2015	December 31, 2014
Current regulatory assets	$16	$12
Non-current regulatory assets (a)	10	10
Total Regulatory Assets	$26	$22

Current regulatory liabilities (b)	$3	$5
Non-current regulatory liabilities (c)	10	10
Total Regulatory Liabilities	$13	$15
________________

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(c)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

Rates and Regulatory Matter

In August 2011, the Federal Energy Regulatory Commission approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) our current tariff rates to continue until our next general rate case, which will be effective no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue that are less than an annual threshold amount.

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

ASU No. 2015-03

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.” This ASU is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of debt issuance costs also shall be reported as interest expense. ASU No. 2015-03 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods (January 1, 2016 for us). Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. We are currently reviewing the effect of ASU No. 2015-03.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes, (ii) our consolidated financial statements and related notes included in our 2014 Form 10-K, and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2014 Form 10-K. The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction H to Form 10-Q.

Results of Operations
Earnings Results
Our management assesses our earnings performance based on earnings before depreciation and amortization, which excludes depreciation and amortization (DD&A), general and administrative expenses and interest expense, net. General and administrative expenses include items such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses earnings before DD&A as a measure to assess the operating results and effectiveness of our assets. We believe providing earnings before DD&A to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods. Earnings before DD&A may not be comparable to measures used by other companies. Additionally, earnings before DD&A should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
Below are the components of earnings before DD&A for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$105	$107
Operating Expenses
Operation and maintenance	(16)	(15)
Taxes, other than income taxes	(5)	(5)
Subtotal	(21)	(20)
Other, net	1	—
Earnings before DD&A	$85	$87
Below is a reconciliation of our earnings before DD&A to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended March 31,
	2015	2014
Earnings before DD&A	$85	$87
Depreciation and amortization	(11)	(11)
General and administrative	(5)	(5)
Interest expense, net	(16)	(15)
Net income	$53	$56
Throughput volumes (Billion British thermal units per day)	2,591	2,350

Earnings before DD&A

Our earnings before DD&A decreased by $2 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily driven by (i) $3 million of lower liquids revenues primarily due to a plant shut down to perform maintenance and lower liquids prices, (ii) $1 million of lower cashout revenues in first quarter 2015 and (iii) higher operating expenses of $3 million due to favorable rates on gas used for system balancing in first quarter 2014. These unfavorable impacts were partially offset by $3 million of higher revenues from the High Plains expansion project, which was placed in service in March 2014 and lower operating costs of $3 million associated with our liquids processing plants mainly due to plant shut down to perform maintenance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of March 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, Note 5 to our consolidated financial statements entitled “Litigation and Environmental Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors.
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 3. Defaults Upon Senior Securities.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

10.1*
Cross Guarantee Agreement, dated as of November 26, 2014 among Kinder Morgan, Inc. and certain of its subsidiaries with Schedule I updated as of March 18, 2015 (incorporated by reference to Exhibit 10.1 to Kinder Morgan, Inc.'s Quarterly Report on Form 10-Q (File No. 001-35081) for the quarter ended March 31, 2015 filed with the SEC on April 28, 2015).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iii) our Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (iv) our Consolidated Statements of Member’s Equity for the three months ended March 31, 2015 and 2014; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date:	April 29, 2015	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)