Form 10-Q
period 2015-06-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2015-07-27
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$92	$94	$197	$201
Operating Costs and Expenses
Operations and maintenance	16	21	32	36
Depreciation and amortization	11	11	22	22
General and administrative	5	4	10	9
Taxes, other than income taxes	5	6	10	11
Total Operating Costs and Expenses	37	42	74	78
Operating Income	55	52	123	123
Other Income (Expense)
Interest expense, net	(16)	(16)	(32)	(31)
Other, net	—	1	1	1
Total Other Income (Expense)	(16)	(15)	(31)	(30)
Net Income	39	37	92	93
Other Comprehensive Loss
Adjustments to postretirement benefit plan liabilities	(1)	(1)	(1)	(1)
Comprehensive Income	$38	$36	$91	$92
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	29	40
Inventories	7	7
Regulatory assets	11	12
Natural gas imbalance receivable	4	5
Total current assets	51	64

Property, plant and equipment, net	1,319	1,330
Note receivable from affiliate	—	36
Deferred charges and other assets	42	41
Total Assets	$1,412	$1,471

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$345	$381
Accounts payable	20	20
Accrued interest	3	4
Accrued taxes, other than income	12	17
Other current liabilities	13	13
Total current liabilities	393	435

Long-term liabilities and deferred credits
Long-term debt	265	266
Note payable to affiliate	13	—
Other long-term liabilities and deferred credits	12	12
Total Liabilities	683	713
Commitments and contingencies (Note 5)
Member’s equity	721	749
Accumulated other comprehensive income	8	9
Total Member’s Equity	729	758
Total Liabilities and Member’s Equity	$1,412	$1,471
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net Income	$92	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	22
Other non-cash items	1	(2)
Changes in components of working capital:
Accounts receivable	10	8
Accounts payable	(2)	(3)
Accrued taxes, other than income	(5)	(4)
Regulatory liabilities	(3)	4
Other current assets and liabilities	6	1
Other long-term assets and liabilities	(9)	1
Net Cash Provided by Operating Activities	112	120

Cash Flows From Investing Activities
Capital expenditures	(3)	(7)
Net change in note receivable from affiliate	—	14
Other, net	(1)	(1)
Net Cash (Used in) Provided by Investing Activities	(4)	6

Cash Flows From Financing Activities
Payments of debt	(38)	(3)
Distributions to Member	(121)	(123)
Contributions from Member	1	—
Net change in note payable to affiliate	49	—
Advances from joint venture partner	1	—
Net Cash Used in Financing Activities	(108)	(126)

Net change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

Non-Cash Investing Activities
Increase (decrease) in property, plant and equipment accruals and contractor retainage	$1	$(3)
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In Millions)
(Unaudited)

December 31, 2013	$790
Net income	93
Distributions	(123)
Other comprehensive loss	(1)
June 30, 2014	$759

December 31, 2014	$758
Net income	92
Distributions	(121)
Contributions	1
Other comprehensive loss	(1)
June 30, 2015	$729

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

Prior to January 1, 2015, we were wholly owned by El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC), a wholly owned subsidiary of El Paso Pipeline Partners, L.P. (EPB), a master limited partnership indirectly controlled by Kinder Morgan, Inc. (KMI). On January 1, 2015, EPB and its subsidiary, EPPOC, merged with and into Kinder Morgan Energy Partners, L.P. (KMP), with KMP surviving the merger. As a result of such merger, we became a direct, wholly owned subsidiary of KMP, which is a subsidiary of KMI.

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

In the second quarter of 2015, we adopted Accounting Standards Update (ASU) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.”  This ASU is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The application of this new accounting guidance resulted in the reclassification of $1 million of debt issuance costs from “Deferred charges and other assets” to “Long-term debt” on our accompanying Consolidated Balance Sheets as of  June 30, 2015 and December 31, 2014.

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	June 30, 2015	December 31, 2014
Senior Notes, 5.95%, due March 2015	$—	$35
Senior Notes, 6.80%, due November 2015(a)	340	340
Senior Debentures, 6.85%, due June 2037	100	100
Other financing obligations	171	173
	611	648
Less: Unamortized debt issuance costs	1	1
Total debt and other financing obligations	610	647
Less: Current portion of debt	345	381
Total debt and other financing obligations, less current maturities	$265	$266
__________

(a)
As of June 30, 2015, we included $340 million of our 6.80% senior notes due November 15, 2015 within the caption “Current portion of debt” on our Consolidated Balance Sheets. We intend to satisfy this debt through the issuance of long-term debt, borrowings from our cash management agreement with KMI, equity contribution from our parent or a combination of these options.

KMI and substantially all of its wholly owned domestic subsidiaries, including us, entered into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Debt Repayment

In March 2015, we repaid $35 million of our 5.95% senior notes.

Debt Covenants

As of June 30, 2015, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2014 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$439	$454	$474	$507
___________________

(a)
Our other financing obligations were $171 million and $173 million as of June 30, 2015 and December 31, 2014, of which $5 million and $6 million, respectively, was reported as “Current portion of debt” on our Consolidated Balance Sheets. For a further discussion of our other financing obligations, see our 2014 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2015, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of June 30, 2015 and December 31, 2014, the carrying amounts of accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amount of our affiliate note receivable approximates its fair value due to the note being due on demand and the market-based nature of the interest rate.

4. Related Party Transactions

Cash Management Program

We participate in the cash management program with KMI and its affiliates, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. KMI and its affiliates use the cash management program to settle intercompany transactions between participating affiliates. As of June 30, 2015, we had a note payable to KMI of $13 million. As of December 31, 2014, we had a note receivable from KMI of $36 million. These amounts are included in “Note payable to affiliate” and “Note receivable from affiliate” on our Consolidated Balance Sheets. The interest rate on this note was variable and was 1.4% and 1.5% as of June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes our balance sheet affiliate balances (in millions):

	June 30, 2015	December 31, 2014
Accounts receivable	$1	$—
Natural gas imbalance receivable	3	3
Accounts payable	15	15
Natural gas imbalance payable (a)	3	—
Financing obligations (b)	171	173
 _____________________

(a)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(b)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $5 million and $6 million, respectively, is included in “Current portion of debt” on our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

The following table shows revenues and costs from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1	$1	$1	$1
Operations, maintenance and capitalized costs	9	10	19	19
General and administrative	4	4	9	9

5. Litigation and Environmental Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of June 30, 2015 and December 31, 2014.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2015 and December 31, 2014, we had approximately $1 million accrued for our environmental matters.

6. Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. As of June 30, 2015, the regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 27 years. For a detailed discussion of our regulatory assets and liabilities, see our 2014 Form 10-K.

The following table summarizes our regulatory asset and liability balances (in millions):

	June 30, 2015	December 31, 2014
Current regulatory assets	$11	$12
Non-current regulatory assets (a)	10	10
Total Regulatory Assets	$21	$22

Current regulatory liabilities (b)	$2	$5
Non-current regulatory liabilities (c)	11	10
Total Regulatory Liabilities	$13	$15
________________

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(c)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

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

7. Recent Accounting Pronouncements

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods (January 1, 2018 for us). Early adoption is permitted to the interim periods within the year of adoption. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

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
Below are the components of earnings before DD&A for the periods presented (in millions):

	Six Months Ended June 30,
	2015	2014
Revenues	$197	$201
Operating Expenses
Operation and maintenance	(32)	(36)
Taxes, other than income taxes	(10)	(11)
Subtotal	(42)	(47)
Other, net	1	1
Earnings before DD&A	$156	$155
Below is a reconciliation of our earnings before DD&A to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Six Months Ended June 30,
	2015	2014
Earnings before DD&A	$156	$155
Depreciation and amortization	(22)	(22)
General and administrative	(10)	(9)
Interest expense, net	(32)	(31)
Net income	$92	$93
Throughput volumes (Billion British thermal units per day)	2,498	2,226

Earnings before DD&A

Our earnings before DD&A increased by $1 million for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily driven by $4 million of higher firm revenues largely due to the High Plains expansion project, which was placed in service in March 2014 and lower operating costs of $6 million associated with our liquids processing plants mainly due to plant shut down to perform maintenance. These favorable impacts were partially offset by (i) $6 million of lower liquids revenues primarily due to a plant shut down to perform maintenance and lower liquids prices; (ii) higher operating expenses of $3 million due to favorable rates on gas used for system balancing in first quarter 2014; and (iii) $1 million of lower cashout revenues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (ii) our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (iv) our Consolidated Statements of Member’s Equity for the six months ended June 30, 2015 and 2014; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date:	July 27, 2015	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)