Form 10-Q
period 2015-09-30
COLORADO INTERSTATE GAS COMPANY, L.L.C.
filed 2015-10-26
CIK 200155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARY

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$90	$90	$287	$291
Operating Costs and Expenses
Operations and maintenance	17	23	49	59
Depreciation and amortization	11	11	33	33
General and administrative	5	5	15	14
Taxes, other than income taxes	4	4	14	15
Total Operating Costs and Expenses	37	43	111	121
Operating Income	53	47	176	170
Other Income (Expense)
Interest, net	(16)	(16)	(48)	(47)
Other, net	1	—	2	1
Total Other Income (Expense)	(15)	(16)	(46)	(46)
Income Before Income Taxes	38	31	130	124
Income Tax Expense	(1)	—	(1)	—
Net Income	37	31	129	124
Other Comprehensive Loss
Adjustments to postretirement benefit plan liabilities	—	—	(1)	(1)
Comprehensive Income	$37	$31	$128	$123
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	31	40
Inventories	7	7
Regulatory assets	12	12
Natural gas imbalance receivable	1	5
Total current assets	51	64

Property, plant and equipment, net	1,314	1,330
Note receivable from affiliate	—	36
Deferred charges and other assets	41	41
Total Assets	$1,406	$1,471

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Current portion of debt	$346	$381
Accounts payable	21	20
Accrued interest	11	4
Accrued taxes, other than income	16	17
Other current liabilities	10	13
Total current liabilities	404	435

Long-term liabilities and deferred credits
Long-term debt	263	266
Note payable to affiliate	8	—
Other long-term liabilities and deferred credits	12	12
Total Liabilities	687	713
Commitments and contingencies (Note 5)
Member’s equity	711	749
Accumulated other comprehensive income	8	9
Total Member’s Equity	719	758
Total Liabilities and Member’s Equity	$1,406	$1,471
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net Income	$129	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	33
Other non-cash items	1	—
Changes in components of working capital:
Accounts receivable	8	5
Accounts payable	2	(2)
Accrued interest	7	7
Accrued taxes, other than income	(2)	(1)
Other current assets and liabilities	4	8
Other long-term assets and liabilities	(10)	(4)
Net Cash Provided by Operating Activities	172	170

Cash Flows From Investing Activities
Capital expenditures	(8)	(8)
Net change in note receivable from affiliate	—	11
Other, net	(3)	(1)
Net Cash (Used in) Provided by Investing Activities	(11)	2

Cash Flows From Financing Activities
Payments of debt	(39)	(4)
Contributions from Member	1	—
Distributions to Member	(168)	(168)
Net change in note payable to affiliate	44	—
Advances from joint venture partner	1	—
Net Cash Used in Financing Activities	(161)	(172)

Net change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of period	—	—
Cash and Cash Equivalents, end of period	$—	$—

Non-Cash Investing Activities
Decrease in property, plant and equipment accruals and contractor retainage	$—	$(3)
The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Beginning Balance	$758	$790
Net income	129	124
Contributions	1	—
Distributions	(168)	(168)
Other comprehensive loss	(1)	(1)
Ending Balance	$719	$745

The accompanying notes are an integral part of these consolidated financial statements.

COLORADO INTERSTATE GAS COMPANY, L.L.C. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware limited liability company, originally formed in 1927 as a corporation. We are an interstate pipeline system serving the Rocky Mountain Region. Unless the context otherwise requires, references to “us,” “we,” “our,” “ours” or “CIG,” are describing Colorado Interstate Gas Company, L.L.C. and its consolidated subsidiary.

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

In the second quarter of 2015, we adopted Accounting Standards Update (ASU) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.”  This ASU is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The application of this new accounting guidance resulted in the reclassification of $1 million of debt issuance costs from “Deferred charges and other assets” to “Long-term debt” on our accompanying Consolidated Balance Sheets as of  September 30, 2015 and December 31, 2014.

2. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	September 30, 2015	December 31, 2014
Senior Notes, 5.95%, due March 2015	$—	$35
Senior Notes, 6.80%, due November 2015(a)	340	340
Senior Debentures, 6.85%, due June 2037	100	100
Other financing obligations	170	173
	610	648
Less: Unamortized debt issuance costs	1	1
Total debt and other financing obligations	609	647
Less: Current portion of debt	346	381
Total debt and other financing obligations, less current maturities	$263	$266
__________

(a)
We included $340 million of our 6.80% senior notes due November 15, 2015 within the caption “Current portion of debt” on our Consolidated Balance Sheets. We intend to satisfy this debt through the issuance of long-term debt, borrowings from our cash management agreement with KMI, equity contribution from our parent or a combination of these options.

KMI and substantially all of its domestic subsidiaries, including us, entered into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Debt Repayment

In March 2015, we repaid $35 million of our 5.95% senior notes.

Debt Covenants

As of September 30, 2015, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2014 Form 10-K.

3. Fair Value

The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations (a)	$439	$437	$474	$507
___________________

(a)
Our other financing obligations were $170 million and $173 million as of September 30, 2015 and December 31, 2014, of which $6 million for both periods was reported as “Current portion of debt” on our Consolidated Balance Sheets. For a further discussion of our other financing obligations, see our 2014 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2015, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.

As of September 30, 2015 and December 31, 2014, the carrying amounts of accounts receivable and accounts payable represent their fair values based on the short-term nature of these items. The carrying amounts of our affiliate note receivable and note payable approximates their fair value due to the market-based nature of the interest rate.

4. Related Party Transactions

Cash Management Program

We participate in the cash management program with KMI and its affiliates, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. KMI and its affiliates use the cash management program to settle intercompany transactions between participating affiliates. As of September 30, 2015, we had a note payable to KMI of $8 million. As of December 31, 2014, we had a note receivable from KMI of $36 million. These amounts are included in “Note payable to affiliate” and “Note receivable from affiliate” on our Consolidated Balance Sheets and are presented as cash activity in our Consolidated Statements of Cash Flows. The interest rate on this note was variable and was 1.3% and 1.5% as of September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes our balance sheet affiliate balances (in millions):

	September 30, 2015	December 31, 2014
Accounts receivable	$1	$—
Natural gas imbalance receivable	—	3
Accounts payable	17	15
Natural gas imbalance payable (a)	2	—
Financing obligations (b)	170	173
 _____________________

(a)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(b)
Represents financing obligations payable to WYCO Development L.L.C. related to Totem Gas Storage Facility and High Plains Pipeline, of which $6 million is included in “Current portion of debt” on our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

The following table shows revenues and costs from our affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$1	$1
Operations, maintenance and capitalized costs	11	10	30	29
General and administrative	5	4	14	13

5. Litigation and Environmental Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed. We had no accruals for any outstanding legal proceedings as of September 30, 2015 and December 31, 2014.

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

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2015 and December 31, 2014, we had approximately $1 million accrued for our environmental matters.

6. Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. As of September 30, 2015, the regulatory assets are being recovered as cost of service in our rates over a period of approximately 1 year to 27 years. For a detailed discussion of our regulatory assets and liabilities, see our 2014 Form 10-K.

The following table summarizes our regulatory asset and liability balances (in millions):

	September 30, 2015	December 31, 2014
Current regulatory assets	$12	$12
Non-current regulatory assets (a)	9	10
Total Regulatory Assets	$21	$22

Current regulatory liabilities (b)	$3	$5
Non-current regulatory liabilities (c)	10	10
Total Regulatory Liabilities	$13	$15
________________

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(c)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

Rates and Regulatory Matter

In August 2011, the Federal Energy Regulatory Commission approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) our current tariff rates to continue until our next general rate case, which will be effective no later than October 1, 2016; (ii) contract extensions to March 2016; (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts; and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue that are less than an annual threshold amount.

7. Recent Accounting Pronouncements

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for us January 1, 2018. Early adoption is permitted for the interim periods within the adoption year. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition and assessing the timing of our adoption.

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
Below are the components of earnings before DD&A for the periods presented (in millions):

	Nine Months Ended September 30,
	2015	2014
Revenues	$287	$291
Operating Expenses
Operation and maintenance	(49)	(59)
Taxes, other than income taxes	(14)	(15)
Subtotal	(63)	(74)
Other, net	2	1
Income tax expense	(1)	—
Earnings before DD&A	$225	$218
Below is a reconciliation of our earnings before DD&A to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Nine Months Ended September 30,
	2015	2014
Earnings before DD&A	$225	$218
Depreciation and amortization	(33)	(33)
General and administrative	(15)	(14)
Interest, net	(48)	(47)
Net income	$129	$124
Throughput volumes (Billion British thermal units per day)	2,447	2,215

Earnings before DD&A
Our earnings before DD&A increased by $7 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily driven by (i) $8 million of higher firm revenues largely due to the High Plains expansion project, which was placed in service in March 2014; (ii) lower operating costs of $10 million associated with our liquids processing plants mainly due to plant shut down to perform maintenance; and (iii) $3 million of lower operating expenses primarily due to lower field operation and maintenance expenses and property taxes. These favorable impacts were partially offset by (i) $10 million of lower liquids revenues primarily due to a plant shut down to perform maintenance and lower liquids prices; (ii) an increase in operating expenses between the comparable periods due to $3 million of lower first quarter of 2014 operating expenses as a result of favorable rates on gas used for system balancing; and (iii) $1 million of lower cashout revenues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4. Controls and Procedures.
As of September 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (ii) our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iii) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (iv) our Consolidated Statements of Member’s Equity for the nine months ended September 30, 2015 and 2014; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLORADO INTERSTATE GAS COMPANY, L.L.C. Registrant (A Delaware limited liability company)

Date:	October 26, 2015	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)